Form 10QSB
period 2005-12-31
Leadpoint Consolidated Mines CO
filed 2006-02-27
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

--------------------------------------------------------------------------------
                         Commission File Number: 0-51527

                      Leadpoint Consolidated Mines Company
        (Exact name of small business issuer as specified in its charter)

      Washington                                               91-0541437
(State of incorporation)                                (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 25, 2006: 2,622,700

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                      LEADPOINT CONSOLIDATED MINES COMPANY

               Form 10-QSB for the Quarter ended December 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     13

  Item 4 Submission of Matters to a Vote of Security Holders                 13

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                      LEADPOINT CONSOLIDATED MINES COMPANY
                                 BALANCE SHEETS
                           December 31, 2005 and 2004

                                   (UNAUDITED)

                                                                       December 31,         December 31,
                                                                            2005                2004
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                           $  14,136           $   3,276
  Marketable securities                                                         --              67,148
                                                                         ---------           ---------

TOTAL ASSETS                                                             $  14,136           $  70,424
                                                                         =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                               $      --           $      --
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                                 --                  --
                                                                         ---------           ---------

LONG-TERM LIABILITIES
  Note payable to officer/shareholder                                       20,000                  --
  Accrued interest payable                                                     618                  --
                                                                         ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                           20,618                  --
                                                                         ---------           ---------

TOTAL LIABILITIES                                                           20,618                  --
                                                                         ---------           ---------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.05 par value
    10,000,000 shares authorized
    2,622,700 shares issued and outstanding, respectively                  131,035             131,035
   Additional paid-in capital                                              212,568             212,568
   Accumulated deficit                                                    (345,804)           (268,898)
                                                                         ---------           ---------
                                                                            (2,201)             74,705
   Less treasury stock - at cost
     (240,600 shares, respectively)                                         (4,281)             (4,281)
                                                                         ---------           ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                        (6,482)             70,424
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $  14,136           $  70,424
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  Three months ended December 31, 2005 and 2004


                                             Three months           Three months
                                                 ended                 ended
                                              December 31,          December 31,
                                                 2005                  2004
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------

EXPENSES
   General and administrative expenses              1,965                 1,187
                                              -----------           -----------

LOSS FROM OPERATIONS                               (1,965)               (1,187)

OTHER INCOME (EXPENSE)
   Interest, dividend and other income                 54                   247
   Interest expense                                  (174)                   --
   Gain on sale of marketable securities               --                    --
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (2,085)                 (940)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                           (2,085)                 (940)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $    (2,085)          $      (940)
                                              ===========           ===========
Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          2,622,700             2,622,700
                                              ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2005 and 2004

                                                                 Three months       Three months
                                                                    ended              ended
                                                                  December 31,       December 31,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $ (2,085)          $   (940)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase (Decrease) in
        Accrued interest payable                                        174                 --
                                                                   --------           --------

      NET CASH USED IN OPERATING ACTIVITIES                          (1,911)              (940)
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash invested in marketable securities                                --               (247)
   Cash from sale of marketable securities                               --                400
                                                                   --------           --------

      NET CASH PROVIDED BY INVESTING ACTIVITIES                          --                153
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to officer/shareholder                     --                 --
   Cash used to purchase treasury stock                                  --                 --
                                                                   --------           --------

      NET CASH (USED IN) FINANCING ACTIVITIES                            --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (1,911)              (787)

Cash at beginning of period                                          16,047              4,063
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 14,136           $  3,276
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Leadpoint Consolidated Mines Company (Company) was originally incorporated on November 13, 1947 in accordance with the Laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name to Leadpoint Consolidated Mines Company.

The Company operated various unpatented mining claims in the Northport Mining District of Stevens County, Washington and various deeded mineral rights in Okanogan County, Washington. The unpatented mining claims were terminated and abandoned in place during 1993 due to increased claim maintenance costs as a result of changing Federal regulations. The deeded mineral rights were abandoned during 2001 due to the limited economic value based on the results of exploration in contiguous areas.

Since 2001, the Company has had no operations.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of September 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

NOTE C - GOING CONCERN UNCERTAINTY

The Company operated various unpatented mining claims in the Northport Mining District of Stevens County, Washington and various deeded mineral rights in Okanogan County, Washington. The unpatented mining claims were terminated and abandoned in place during 1993 due to increased claim maintenance costs as a result of changing Federal regulations. The deeded mineral rights were abandoned during 2001 due to the limited economic value based on the results of exploration in contiguous areas.

The Company has had no operations since 2001.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. CASH AND CASH EQUIVALENTS

   For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. MARKETABLE SECURITIES

   Investments in the equity securities of other companies, including mutual fund investments, that have readily determinable fair values (as defined in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) are classified, at the date of acquisition, into three categories and accounted for as follows:

   Trading Securities - Equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value. Unrealized gains and losses are included in earnings.

   Available-for-Sale Securities - Equity securities not classified in other categories are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

   Held-to-Maturity Securities - Equity securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

   Other investments that do not have a readily determinable fair value are recorded at amortized cost.

   The Company evaluates the carrying value of all marketable securities classified as "held-to-maturity" or "other investments that do not have a readily determinable fair value" on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any permanent impairment, if any, is charged to operations in the quarter in which the determination of impairment is made.

   For  purposes  of  computing   realized   gains  and  losses,   the  specific
   identification method is used.

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. INCOME TAXES

   The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4. EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

   Fully diluted  earnings (loss) per share is computed  similar to basic income
   (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

   Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
   (loss) position at the calculation date.

   At December 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE F - MARKETABLE SECURITIES

Marketable securities as of December 31, 2005 and 2004 consist entirely of investments in government backed money market instruments held by a brokerage institution and are summarized as follows:

                                                       Available       Held to
                                        Trading        for sale        Maturity
                                        -------        --------        --------
December 31, 2005
   Aggregate fair value                 $    --        $     --        $     --
   Gross unrealized holding gain        $    --        $     --        $     --
   Gross unrealized holding losses      $    --        $     --        $     --
   Amortized cost basis                 $    --        $     --        $     --

December 31, 2004
   Aggregate fair value                 $67,148        $     --        $     --
   Gross unrealized holding gain        $    --        $     --        $     --
   Gross unrealized holding losses      $    --        $     --        $     --
   Amortized cost basis                 $67,148        $     --        $     --

No net unrealized holding gains or losses on trading securities are included in the accompanying statement of operations for either of the three month periods ended December 31, 2005 and 2004, respectively.

NOTE G - NOTE PAYABLE TO OFFICER/SHAREHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2005, Mr. Little has advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2005 and 2004, are as follows:

                                  Three months       Three months
                                      ended             ended
                                   December 31,       December 31,
                                      2005               2004
                                     -------            -------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE H - INCOME TAXES - CONTINUED

Concurrent with an April 2005 change in control, the Company has a operating loss carryforward for income tax purposes of approximately $6,000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months     Three months
                                                                ended           ended
                                                             December 31,     December 31,
                                                                2005             2004
                                                               -------          -------
Statutory rate applied to income before income taxes          $   (710)        $   (320)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --               --
  Other, including reserve for deferred tax asset
  and application of net operating loss carryforward               710              320
                                                              --------         --------

   Income tax expense                                         $     --         $     --
                                                              ========         ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively, after taking the April 2005 change in control into consideration:

                                                 December 31,      December 31,
                                                    2005              2004
                                                  -------           -------
       Deferred tax assets
     Net operating loss carryforwards             $ 2,070           $    --
     Less valuation allowance                      (2,070)               --
                                                  -------           -------

     Net Deferred Tax Asset                       $    --           $    --
                                                  =======           =======

                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) RESULTS OF OPERATIONS

The Company had no revenue for the three month periods ended December 31, 2005 and 2004, respectively.

General and administrative expenses for the three month periods ended December 31, 2005 and 2004 were nominal, consisting of professional fees related to the Company's attempts to cure various deficiencies in filing periodic reports under the Securities Exchange Act or 1934, as amended, and accrued interest expense on notes payable to officer/shareholders. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended December 31, 2005 and 2004 was Nil and Nil based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2005 and 2004, respectively, the Company had working capital of approximately $14,136 and $70,424, respectively.

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2005, Mr. Little has advanced approximately $20,000 under this agreement, with an initial maturity date in May 2007.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

PLAN OF BUSINESS

GENERAL

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2005, Mr. Little has advanced approximately $20,000 under this agreement, with an initial maturity date in May 2007.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

   None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS

 31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
 32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            LEADPOINT CONSOLIDATED MINES COMPANY


Dated: February 25, 2006                    /s/ Glenn A. Little
       -----------------                    ------------------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director