Form 10QSB
period 2006-03-31
Leadpoint Consolidated Mines CO
filed 2006-05-15
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 5, 2006: 2,622,700

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                      LEADPOINT CONSOLIDATED MINES COMPANY

                Form 10-QSB for the Quarter ended March 31, 2006

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                      LEADPOINT CONSOLIDATED MINES COMPANY
                                 BALANCE SHEETS
                             March 31, 2006 and 2005

                                   (UNAUDITED)

                                                                         March 31,           March 31,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                          $  12,627           $      --
   Marketable securities                                                        --                  --
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $  12,627           $      --
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $      --
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                                 --                  --
                                                                         ---------           ---------
LONG-TERM LIABILITIES
   Note payable to officer/shareholder                                      20,000                  --
   Accrued interest payable                                                    914                  --
                                                                         ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                           20,914                  --
                                                                         ---------           ---------

TOTAL LIABILITIES                                                           20,914                  --
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.05 par value
     10,000,000 shares authorized
     2,622,700 shares issued and outstanding, respectively                 131,035             131,035
   Additional paid-in capital                                              212,568             212,568
   Accumulated deficit                                                    (347,609)           (339,322)
                                                                         ---------           ---------
                                                                            (4,006)              4,281
   Less treasury stock - at cost
    (240,600 shares, respectively)                                          (4,281)             (4,281)
                                                                         ---------           ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                        (8,287)                 --
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $  12,627           $      --
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    Six months ended March 31, 2006 and 2005

                                            Six months       Six months      Three months     Three months
                                              ended            ended            ended            ended
                                             March 31,        March 31,        March 31,        March 31,
                                               2006             2005             2006             2005
                                            -----------      -----------      -----------      -----------
REVENUES                                    $        --      $        --      $        --      $        --
                                            -----------      -----------      -----------      -----------
EXPENSES
   General and administrative expenses            2,492           71,688            1,568           70,500
                                            -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                             (2,492)         (71,688)          (1,568)         (70,500)

OTHER INCOME (EXPENSE)
   Interest, dividend and other income              113              323               58               76
   Interest expense                                (470)              --             (295)              --
                                            -----------      -----------      -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES           (3,890)         (71,365)          (1,805)         (70,424)

PROVISION FOR INCOME TAXES                           --               --               --               --
                                            -----------      -----------      -----------      -----------

NET LOSS                                         (3,890)         (71,365)          (1,805)         (70,424)

OTHER COMPREHENSIVE INCOME                           --               --               --               --
                                            -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                          $    (3,890)     $   (71,365)     $    (1,805)     $   (70,424)
                                            ===========      ===========      ===========      ===========
Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            nil      $     (0.03)             nil      $     (0.03)
                                            ===========      ===========      ===========      ===========
Weighted-average number of shares
 outstanding - basic and fully diluted        2,622,700        2,622,700        2,622,700        2,622,700
                                            ===========      ===========      ===========      ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2006 and 2005

                                                                  Six months         Six months
                                                                    ended              ended
                                                                   March 31,          March 31,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $ (3,890)          $(71,365)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                      --                 --
   Increase (Decrease) in
      Accrued interest payable                                          470                 --
                                                                   --------           --------

       NET CASH USED IN OPERATING ACTIVITIES                         (3,420)           (71,365)
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash invested in marketable securities                                --                 --
   Cash from sale of marketable securities                               --             67,301
                                                                   --------           --------

       NET CASH PROVIDED BY INVESTING ACTIVITIES                         --             67,301
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to officer/shareholder                     --                 --
   Cash used to purchase treasury stock                                  --                 --
                                                                   --------           --------

       NET CASH (USED IN) FINANCING ACTIVITIES                           --                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (3,420)            (4,064)

Cash at beginning of period                                          16,047              4,064
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 12,627           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-SB which contains the Company's audited financial statements for the year ended September 30, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2006.

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

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

2. Marketable Securities - continued

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

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE F - MARKETABLE SECURITIES

Marketable securities as of March 31, 2006 and 2005 consist entirely of investments in government backed money market instruments held by a brokerage institution and are summarized as follows:

                                                       Available       Held to
                                        Trading        for sale        Maturity
                                        -------        --------        --------
March 31, 2006
   Aggregate fair value                 $    --        $     --        $     --
   Gross unrealized holding gain        $    --        $     --        $     --
   Gross unrealized holding losses      $    --        $     --        $     --
   Amortized cost basis                 $    --        $     --        $     --

March 31, 2005
   Aggregate fair value                 $    --        $     --        $     --
   Gross unrealized holding gain        $    --        $     --        $     --
   Gross unrealized holding losses      $    --        $     --        $     --
   Amortized cost basis                 $    --        $     --        $     --

No net unrealized holding gains or losses on trading securities are included in the accompanying statement of operations for either of the six month periods ended March 31, 2006 and 2005, respectively.

During the quarter ended March 31, 2005, the Company liquidated it's marketable securities portfolio and used the proceeds to provide working capital.

NOTE G - NOTE PAYABLE TO OFFICER/SHAREHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2006 and 2005, are as follows:

                                   Six months         Six months
                                     ended              ended
                                    March 31,          March 31,
                                      2006               2005
                                     -------            -------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE H - INCOME TAXES - CONTINUED

Concurrent with an April 2005 change in control, the Company has a operating loss carryforward for income tax purposes of approximately $7,8000. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Six months       Six months
                                                                  ended            ended
                                                                 March 31,        March 31,
                                                                   2006             2005
                                                                 --------         --------
Statutory rate applied to income before income taxes             $(1,300)         $(24,300)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --               --
Other, including reserve for deferred tax asset, application of IRC Section 338 related to the April 2005 change in
  control and application of net operating loss carryforward        1,300           24,300
                                                                 --------         --------

   Income tax expense                                            $     --         $     --
                                                                 ========         ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2006 and March 31, 2005, respectively, after taking the April 2005 change in control into consideration:
                                                  March 31,           March 31,
                                                    2006                2005
                                                  -------             -------
Deferred tax assets
  Net operating loss carryforwards                $ 2,685             $    --
  Less valuation allowance                         (2,685)                 --
                                                  -------             -------

  Net Deferred Tax Asset                          $    --             $    --
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

(2) RESULTS OF OPERATIONS

The Company had no revenue for the either the six or three month periods ended March 31, 2006 and 2005, respectively.

General and administrative expenses for the six month periods ended March 31, 2006 and 2005 were nominal, consisting of professional fees related to the Company's compliance with the periodic reporting requirements under the Securities Exchange Act or 1934, as amended. During the six months ended March 31, 2005, the Company's Board of Directors approved a one-time payment of approximately $70,000 to former officers in lieu of compensation during the Company's period of dormancy. During the six months ended March 31, 2006, the Company recognized approximately $470 in accrued interest expense on notes payable to Glenn A. Little, the Company's current officer/shareholder.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended March 31, 2006 and 2005 was $0.00 and $(0,03) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2006 and 2005, respectively, the Company had working capital of approximately $12,627 and $-0-, respectively.

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial maturity date in May 2007.

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

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial maturity date in May 2007.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

                                          LEADPOINT CONSOLIDATED MINES COMPANY


Dated: May 5, 2006                        /s/ Glenn A. Little
       -----------                        --------------------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director