Form 10QSB
period 2006-06-30
Leadpoint Consolidated Mines CO
filed 2006-07-25
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2006: 5,792,100

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                      LEADPOINT CONSOLIDATED MINES COMPANY

                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                      LEADPOINT CONSOLIDATED MINES COMPANY
                                 BALANCE SHEETS
                             June 30, 2006 and 2005

                                   (UNAUDITED)

                                                                          June 30,            June 30,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                          $ 162,612           $  18,018
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 162,612           $  18,018
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $      --
   Accrued interest payable                                                  1,062                  --
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                              1,062                  --
                                                                         ---------           ---------
LONG-TERM LIABILITIES
   Note payable to officer/shareholder                                          --              20,000
   Accrued interest payable                                                     --                  13
                                                                         ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                               --              20,013
                                                                         ---------           ---------

TOTAL LIABILITIES                                                            1,062              20,013
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.05 par value
     10,000,000 shares authorized
     5,792,100 and 2,622,700 shares
     issued and outstanding, respectively                                  289,505             131,135
   Additional paid-in capital                                              220,217             212,468
   Accumulated deficit                                                    (348,272)           (341,317)
                                                                         ---------           ---------
                                                                           165,831               2,286
   Less treasury stock - at cost (240,600 shares)                               --              (4,281)
                                                                         ---------           ---------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                       161,550             (19,995)
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $ 161,612           $  18,018
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    Nine months ended June 30, 2006 and 2005

                                            Nine months       Nine months       Three months     Three months
                                               ended             ended             ended             ended
                                              June 30,          June 30,          June 30,          June 30,
                                               2006              2005              2006              2005
                                            -----------       -----------       -----------       -----------
REVENUES                                    $        --       $        --       $        --       $        --
                                            -----------       -----------       -----------       -----------
EXPENSES
   General and administrative expenses            4,732            73,670             1,200             1,983
                                            -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                             (4,732)          (73,670)           (1,200)           (1,983)

OTHER INCOME (EXPENSE)
   Interest, dividend and other income              797               323               685                --
   Interest expense                                (618)              (13)             (148)              (13)
                                            -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES           (4,553)          (73,360)             (663)           (1,996)

PROVISION FOR INCOME TAXES                           --                --                --                --
                                            -----------       -----------       -----------       -----------

NET LOSS                                         (4,553)          (73,360)             (663)           (1,996)

OTHER COMPREHENSIVE INCOME                           --                --                --                --
                                            -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                          $    (4,553)      $   (73,360)      $      (663)      $    (1,996)
                                            ===========       ===========       ===========       ===========
Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            nil       $     (0.03)              nil               nil
                                            ===========       ===========       ===========       ===========
Weighted-average number of shares
 outstanding - basic and fully diluted        3,089,509         2,622,700         4,023,126         2,622,700
                                            ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY
                            STATEMENTS OF CASH FLOWS
                    Nine months ended June 30, 2006 and 2005

                                                                   Nine months         Nine months
                                                                      ended               ended
                                                                     June 30,            June 30,
                                                                      2006                2005
                                                                    ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                            $  (4,553)          $ (73,360)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                        --                  --
      Increase (Decrease) in
        Accrued interest payable                                          618                  13
                                                                    ---------           ---------

          NET CASH USED IN OPERATING ACTIVITIES                        (3,935)            (73,346)
                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash invested in marketable securities                                  --                (322)
   Cash from sale of marketable securities                                 --              67,323
                                                                    ---------           ---------

          NET CASH PROVIDED BY INVESTING ACTIVITIES                        --              67,301
                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to officer/shareholder                       --              20,000
   Cash paid to retire note payable to officer/shareholder            (20,000)                 --
   Cash from sale of common stock                                     170,500                  --
                                                                    ---------           ---------

          NET CASH (USED IN) FINANCING ACTIVITIES                     150,500              20,000
                                                                    ---------           ---------

INCREASE (DECREASE) IN CASH                                           146,565              13,955

Cash at beginning of period                                            16,047               4,063
                                                                    ---------           ---------

CASH AT END OF PERIOD                                               $ 162,612           $  18,018
                                                                    =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                       $      --           $      --
                                                                    =========           =========
   Income taxes paid for the year                                   $      --           $      --
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


                (Remainder of this page left blank intentionally)

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE C - GOING CONCERN UNCERTAINTY

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Earnings (loss) per share - continued

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO OFFICER/SHAREHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended June 30, 2006 and 2005, are as follows:

                                   Nine months        Nine months
                                      ended              ended
                                     June 30,           June 30,
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
                                     =======            =======

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE G - INCOME TAXES - CONTINUED

Concurrent with an April 2005 change in control, the Company has a operating loss carryforward for income tax purposes of approximately $8,700. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Nine months      Nine months
                                                                  ended            ended
                                                                 June 30,         June 30,
                                                                   2006             2005
                                                                 --------         --------
Statutory rate applied to income before income taxes             $(1,550)         $(24,900)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --               --
  Other, including reserve for deferred tax asset, application of IRC Section 338 related to the April 2005 change in
   control and application of net operating loss carryforward       1,550           24,900
                                                                 --------         --------

   Income tax expense                                            $     --         $     --
                                                                 ========         ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2006 and March 31, 2005, respectively, after taking the April 2005 change in control into consideration:
                                                    June 30,            June 30,
                                                      2006                2005
                                                    -------             -------
     Deferred tax assets
       Net operating loss carryforwards             $ 2,960             $   680
       Less valuation allowance                      (2,960)               (680)
                                                    -------             -------

       Net Deferred Tax Asset                       $    --             $    --
                                                    =======             =======

NOTE H - COMMON STOCK TRANSACTIONS

On May 10, 2006, the Company sold 2,400,000 shares of restricted common stock at $0.05 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who is the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On June 16, 2006, the Company sold 1,010,000 shares of restricted common stock at $0.05 per share for gross proceeds of $50,050, pursuant to a subscription agreement, to Glenn A. Little, who is the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

As a result of these transactions, Glenn A. Little became the Company's controlling shareholder, owning 3,410,000 of the 5,792,100 shares issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 16, 2006.

                      LEADPOINT CONSOLIDATED MINES COMPANY

NOTE I - SUBSEQUENT EVENT

On June 13, 2006, the Company filed a Proxy Statement related to a called Special Meeting of Shareholders, to be held on August 8, 2006, to vote on the following proposals:

     *    Change the Company's State of Incorporation from Washington to Nevada;

     * Amend the Company's Articles of Incorporation to change the Company's name to Point Acquisition Corp.; and

     * Change the capital structure of the Company allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for the either the nine or three month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses for the nine month periods ended June 30, 2006 and 2005 were nominal, consisting of professional fees related to the Company's compliance with the periodic reporting requirements under the Securities Exchange Act or 1934, as amended. During the nine months ended June 30, 2005, the Company's Board of Directors approved a one-time payment of approximately $70,000 to former officers in lieu of compensation during the Company's period of dormancy. During the nine months ended June 30, 2006, the Company recognized approximately $618 in accrued interest expense on notes payable to Glenn A. Little, the Company's current officer/shareholder.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective nine month periods ended June 30, 2006 and 2005 was $(0.03) and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006 and 2005, respectively, the Company had working capital of approximately $161,550 and $18,018, respectively.

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full.

On May 10, 2006 and June 16, 2006,  the Company  sold  2,400,000  and  1,010,000 shares of unregistered, restricted common stock, respectively, to Glenn A. Little, who is the Company's current Chief Executive Officer, for gross aggregate proceeds of $170,500. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of these transactions, Glenn A. Little became the Company's controlling shareholder, owning 3,410,000 of the 5,792,100 shares issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 16, 2006.

It is the belief of management and significant stockholders that there is sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(3) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 and 2005, respectively, the Company had working capital of approximately $161,550 and $18,018, respectively.

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to$50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2006, Mr. Little has advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full.

On May 10, 2006 and June 16, 2006,  the Company  sold  2,400,000  and  1,010,000 shares of unregistered, restricted common stock, respectively, to Glenn A. Little, who is the Company's current Chief Executive Officer, for gross aggregate proceeds of $170,500. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of these transactions, Glenn A. Little became the Company's controlling shareholder, owning 3,410,000 of the 5,792,100 shares issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 16, 2006.

It is the belief of management and significant stockholders that there is sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Additionally on May 10, 2006 and June 16, 2006, the Company sold 2,400,000 and 1,010,000 shares of unregistered, restricted common stock, respectively, to Glenn A. Little, who is the Company's current Chief Executive Officer, for gross aggregate proceeds of $170,500. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of these transactions, Glenn A. Little became the Company's controlling shareholder, owning 3,410,000 of the 5,792,100 shares issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 16, 2006.

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

                                            LEADPOINT CONSOLIDATED MINES COMPANY


Dated: July 21, 2006                        /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director