Form 10KSB
period 2006-09-30
POINT ACQUISITION CORP
filed 2006-11-28
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------
(Mark one)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

                        Commission File Number: 0-51527


                          Point Acquisition Corporation
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                 91-0541437
(State of incorporation)                                (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act - None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock - $0.001 par value
--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The issuer's revenues for the fiscal year ended September 30, 2006 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of November 20, 2006 was approximately $595,525, based upon a closing quotation of $0.25 per share on November 20, 2006.

As  of  November  20,  2006:   5,792,100  shares  of  Common  Stock  issued  and
outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                          POINT ACQUISITION GROUP, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                              3
Item 2   Description of Property                                             16
Item 3   Legal Proceedings                                                   16
Item 4   Submission of Matters to a Vote of Security Holders                 16

PART II

Item 5   Market for Common Equity, Related Stockholders Matters and
         Small Business Issuer Purchases of Equity Securities                17
Item 6   Management's Discussion and Analysis or Plan of Operation           18
Item 7   Financial Statements                                                21
Item 8   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                           21
Item 8A  Controls and Procedures                                             21
Item 8B  Other Information                                                   22

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   22
Item 10  Executive Compensation                                              26
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     26
Item 12  Certain Relationships and Related Transactions                      26
Item 13  Exhibits and Reports on 8-K                                         27
Item 14  Principal Accountant Fees and Services                              27

SIGNATURES                                                                   29

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Leadpoint Consolidated Mines Company ("Company") was originally incorporated on November 13, 1947 under the laws of the State of Washington under the name Silver Mountain Mining Company. On August 20, 1979 the Articles of Incorporation were amended to change the name to Leadpoint Consolidated Mines Company. The Company's Articles of Incorporated stated that "the objects for which this corporation is formed are: to carry on the business of mining, milling, concentrating, converting, smelting, treating, preparing for market, manufacturing, buying, selling, exchanging, and otherwise producing and dealing in gold, silver, copper, lead, zinc, brass, iron, steel, and all kinds of ores, metals and minerals, and the products and by-products thereof of every kind and description".

The Company  completed an offering under Form 1A (File number  24S-1199) in 1953
and  the  Company's   common  stock  traded  in  the   over-the-counter   market
sporadically.

The Company operated various unpatented mining claims in the Northport Mining district of Steven County, Washington and various deeded mineral rights in Okanogan County, Washington. The unpatented mining claims were terminated and abandoned in place during 1993 due to increased claim maintenance costs changing Federal regulations, The deeded minerals rights were abandoned during 2001 due to limited economics value based on the results of exploration in contiguous areas.

The Company has had no operations since 2001.

On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name from Leadpoint Consolidated Mines Company to the new name of Point Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

The Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the stockholders of the private company become the majority of the stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on

NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. As a consequence, any entity which has an interest in being acquired by or merging into the Company is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company will be issued by the Company.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity. In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority stockholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate

20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

INVESTMENT COMPANY ACT

The Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment
Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since at least 2001. All efforts from our 1947 inception through 2006 were unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. These will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

CONFLICTS OF INTEREST

Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

It is anticipated that the Company's principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (I) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (I) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (I) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

The Company will require any potential acquisition target to provide audited financial statements. The provision of audited financial statements will be the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current stockholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

LIMITED PUBLIC MARKET EXISTS

The Company's equity securities are listed for trading on the OTCBB; but, there is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES

Of the 5,792,100 presently issued and outstanding shares of the Company's stock, approximately 3.410,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present stockholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current controlling stockholder has held 3,410,000 of the 5,792,100 common shares (or approximately 58.87%) of the total issued and outstanding shares of the common stock of the Company thereof since June 2006.

These 3,410,000 shares are not currently available for resale in accordance with the provisions of Rule 144. It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to Glenn A. Little are required to be registered under the Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

BLUE SKY CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company' s securities to be a limited one.

ADDITIONAL RISKS - DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company' s telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's officer.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 8, 2006 a Special Meeting of Shareholders was held at the office of the Company, 211 West Wall Street, Midland, Texas 79701, at which meeting the follow actions were approved.

     1. Change of the domicile of the Company from the State of Washington to the State of Nevada.
     2. Increase of the authorized capital of the Company so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Fifty Million (50,000,000) shares with par value $0.001, in such series and designations as may be authorized by the Board of Directors.
     3.   Change of the name of the Company to Point Acquisition Corporation.

The above proposals were approved by a majority of the Shareholders.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR TRADING

The Company was issued a Clearance Letter by NASD Regulation, Inc. on March 9, 2006 and was issued the trading symbol "PAQC". The Company's securities are traded on the OTCBB.

The ask/high and bid/low information for each calendar quarter since October 1, 2004, noting that the over-the-counter quotations provided herein reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

                                                                   High      Low
                                                                   ----      ---
Fiscal Year ended September 30, 2005
  First  quarter  2005  (October 1, 2004 - December  31, 2004)     N/A       N/A
  Second quarter 2005  (January 1, 2005 - March 31, 2005)          N/A       N/A
  Third quarter 2005 (April 1, 2005 - June 30, 2005)               N/A       N/A
  Fourth quarter 2005 (July 1, 2005 - September 30, 2005)          N/A       N/A

Fiscal Year ended September 30, 2006
  First  quarter  2006  (October 1, 2005 - December  31, 2005)     N/A       N/A
  Second quarter 2006  (January 1, 2006 - March 31, 2006)          N/A       N/A
  Third quarter 2006 (April 1, 2006 - June 30,  2006)            $0.30     $0.20
  Fourth  quarter 2006 (July 1, 2006 - September 30, 2006)       $0.75     $0.25

As of November 20, 2006, there were approximately 318 stockholders of record of the Company's common stock

TRANSFER AGENT

Our independent stock transfer agent is Pac West Transfer located at 30 Main Street, Washington, Virginia 22747. Their telephone number is 504-675-3129.

DIVIDEND POLICY

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

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

On June 16, 2006, the Company sold 1,010,000 shares of restricted common stock at $0.05 per share for gross proceeds of $50,500, pursuant to a subscription agreement, to Glenn A. Little, who is the Company's current Chief Executive

Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

As a result of these transactions, Glenn A. Little became the Company's controlling stockholder, owning 3,410,000 of the 5,792,100 shares issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 30, 2006.

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to Glenn A. Little will be registered under the Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

On June 30, 2006, the Company's Board of Directors cancelled all 240,600 shares of stock owned by the Company and returned these shares to unissued status.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

In prior years, the Company operated various unpatented mining claims in the Northport Mining District of Stevens County, Washington and various deeded mineral rights in Okanogan County, Washington. The unpatented mining claims were terminated and abandoned in place during 1993 due to increased claim maintenance costs as a result of changing Federal regulations. The deeded mineral rights were abandoned during 2001 due to the limited economic value based on the results of exploration in contiguous areas. Since 2001, the Company has had no operations

General and administrative expenses for the years ended September 30, 2006 and 2005 were approximately $12,000 and $5,800, respectively. These expenses were directly related to the maintenance of the Company's common stock records and professional fees. During the year ended September 2005, the Company successfully completed the audits of the Company's financial statements for the six months and years ended March 31, 2005, September 30, 2004, September 30, 2003 and September 30, 2002. Further, the Company made an initial filing of a General Form for Registration of Securities of Small Business Issuers Under
Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB. The costs associated with these events are reflected in the general and administrative expenses for the year ended September 30, 2005. Additionally, in conjunction with a successful change in control during April 2005, the Company paid approximately $70,000 in bonus compensation to the pre-change in control officers for services provided in conjunction with the change in control and for services provided in previous years.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, respectively, the Company had working capital of approximately $153,816 and $(4,397).

The Company and it's controlling stockholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2006, Mr. Little advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full from the proceeds of the aforementioned private placement stock sales.

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or Mr. Little to provide additional future funding.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or Glenn A. Little, the Company's controlling stockholder to provide additional future funding.

Except as noted is the Subsequent Event footnote to the Company's financial statement for the year ended September 30, 2006, the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Prior to the engagement of S.W. Hatfield, CPA noted below, the Company had not had it's financial statements audited since the year ended September 30, 1990. At that time, the Company had engaged the services of Patricia A. Roy, CPA,
(Roy) of Alameda, California. Roy's last audit report was dated November 3, 1990. The Company has had no contact with the Roy firm since November 3, 1990. Further, prior to the engagement of S.W. Hatfield, CPA as noted below, the Company's financial statements had not been audited for any period subsequent to September 30, 1990.

No  accountant's  report on the financial  statements for either of the past two
(2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

ENGAGEMENT OF S. W. HATFIELD, CPA

On June 16, 2006, as a result of the change in control of the Company, the Company's Board of Directors authorized the engagement of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's new independent auditors. The Company did not consult with SWHCPA at any time prior to the June 2006 change in control or subsequent thereto, including the Company's two most recent fiscal years ended September 30, 2006 and 2005, and the subsequent interim periods through the date of this Report, regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

          Name               Age             Position Held and Tenure
          ----               ---             ------------------------
     Glenn A. Little         53          President, Chief Executive Officer
                                         Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the director or officer of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. The director and officer will devote his time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than five (5) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person and the officer or director is not acting on behalf of, or will act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana and Midland, Texas offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

PRIOR SHELL COMPANY INVOLVEMENT

The Company's sole officer and director, Glenn A. Little, has been involved in rehabilitating dormant shell companies in the past for sale to or acquisition by target companies.

RECENT SHELL COMPANIES

The following chart summarizes certain information concerning recent blank check companies with which the Company's sole Officer and Director has been involved whose registration statements are effective as of the date hereof. In most instances when a business combination is transacted with one of these companies, it is required to file a current Report on Form 8-K describing the transaction. reference is made to the filings for any company listed below for detailed information concerning the business combination entered into by that company. Since 1988, Mr. Little has been successful in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. Mr. Little is no longer a controlling stockholder, officer or director of any of the listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned. Mr. Little received the following cash compensation for the sale of his controlling interest and/or received or retained the following equity positions at the date of the respective change in control of such entities, as follows:

                                                    Cash             Shares
         Transaction Entity              Year     Received     Retained/obtained
         ------------------              ----     --------     -----------------
     Texas American Sulphur Company      1988      $ 50,000              --
     Natura Energy, Inc.                 1990       100,000         200,000
     Nisus Video, Inc.                   1992       150,000         150,000
     Newman Communications, Inc.         1995        50,000         100,000
     Immune America, Inc.                1996            --         300,000
     JR Gold Mines, Inc.                 1996        50,000          75,000
     Associated Medical Devices, Inc.    1997       200,000         100,000
     Core Mineral Recoveries, Inc.       1997        75,000              --
     Triton Asset Management, Inc.       1997       200,000         500,000
     Sure Hair, Inc.                     1998       100,000              --
     Pacific Development Corporation     1999       150,000         150,000
     El Plata Corporation                2000        50,000         100,000
     El Dorado Financial Group, Inc.     2001            --       2,000,000
     Tomahawk Industries, Inc.           2004       100,000      40,000,000
     Boulder Acquisitions, Inc.          2004            --         250,000
     Basic Empire Corporation            2004            --         250,000
     Fast Eddie Racing Stables, Inc.     2005       200,000         483,994
     Parallel Technologies, Inc          2005       550,000          80,000
     Las Vegas Resorts Corp              2005            --         380,012

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Little's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations. Additional information about these companies can be obtained at www.sec.gov. While, investors cannot infer similar results, the current status of recent transactions is:

Texas American Sulphur Company was renamed Texas American Group, Inc. and is not current in its filing requirements. The Securities and Exchange file number is 33-27057FW. It is currently illiquid and has lost its corporate charter.

Natura Energy Inc was renamed American Teletronics and is not current in its filing requirements. The Edgar CIK number is 314888. It is currently illiquid and has lost its corporate charter.

Nisus Video Inc. was renamed Comtec International and is not current in its filing requirements. The Edgar CIK number is 829443. It is currently illiquid and has lost its corporate charter.

Newman Communications Inc. was renamed DXP Enterprises Inc. and is current with filing requirements. The Edgar CIK number is 1020710.

Immune America Inc. was renamed King Power International Group Co Ltd and elected in 2003 to become a private entity. The Edgar CIK number is 0000787690.

JR Gold Mines Inc. was renamed Karts International Incorporated and is not current with its filing requirements. The Edgar CIK number is 1010077. It is currently illiquid and has lost its corporate charter.

Associated Medical Devices Inc was renamed Swiss Medica Inc. and is current with filing requirements. The Edgar CIK number is 0000318245.

Core Mineral Recoveries, Inc. was named Futurelink, Inc. and is not current with filing requirements. The Edgar CIK number is 1061399. It is currently illiquid and has lost its corporate charter.

Triton Asset Management Inc was renamed Light Management Group, Inc. and is not current with filing requirements. The Edgar CIK number is 0000768152.

Sure Hair Inc was renamed Encounters.Com Inc. There are no records in the Securities and Exchange Edgar site.

Pacific Development Corporation was renamed LMIC Inc and is current with filing requirements. The Edgar CIK number is 0000946283.

ElPlata Corporation was renamed Shimoda Resources Holdings Inc and is not current with filing requirements. The Edgar CIK number is 0001116196.

Eldorado Financial Group, Inc was renamed Composite Technology Corporation and is current with filing requirements. The Edgar CIK number is 0000317477.

Tomahawk Industries Inc. was renamed Sparta Financial Services Inc. and is current with filing requirements. The Edgar CIK number is 0000318299.

Boulder Acquisitions Inc was renamed China Digital Wireless Inc and is current with filing requirements. The Edgar CIK number is 0000721693.

Basic Empire Corporation was renamed China Agritech Inc and is current with filing requirements. The Edgar CIK number is 0001166389.

Fast Eddie Racing Stables, Inc. was renamed National Investment Managers, Inc and is current with filing requirements The Edgar CIK number is 0000770461.

Parallel Technologies Inc. was renamed Fushi International Inc. and is current with filing requirements. The Edgar CIK number is 0000710846.

Las Vegas Resorts Corp was renamed Winner Medical Group, Inc and is current with filing requirements. The Edgar CIK number is 0000808011.

INVOLVEMENT  ON  CERTAIN  MATERIAL  LEGAL  PROCEEDINGS  DURING THE PAST FIVE (5)
YEARS.

     (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.
     (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.
     (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.
     (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended September 30, 2006, certain filing requirements regarding acquisitions of our common stock by Glenn A. Little, our sole officer and director and the beneficial owner of more than 10% of our common stock regarding two separate transactions involving the acquisition of common stock on May 10, 2006 and June 16, 2006, respectively had not been complied with by Mr. Little. The Company has confirmed that Mr. Little has subsequently filed the required reports.

CONFLICTS OF INTEREST

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal stockholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal stockholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other stockholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                           % of Class
Name and address                        Number of Shares      Beneficially Owned
----------------                        ----------------      ------------------
Glenn A. Little                            3,410,000                58.87%
211 West Wall Street
Midland TX 79701

Executive Officers and Directors as
 a group (one person)                      3,410 000                58.87%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

On June 16, 2006, the Company sold 1,010,000 shares of restricted common stock at $0.05 per share for gross proceeds of $50,500, pursuant to a subscription agreement, to Glenn A. Little, who is the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

As a result of these transactions, Glenn A. Little became the Company's controlling stockholder, owning 3,410,000 of the 5,792,100 shares issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 30, 2006.

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Accordingly, the securities sold to Glenn A. Little will be registered under the Act prior to resale. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

ITEM 13 - EXHIBITS

Exhibits

3i.1   Articles of Incorporation, November 10, 1947 (*)
3i.2   First Amendment to Articles of Incorporation, April 15, 1978 (*)
3i.3   Second Amendment to Articles of Incorporation, August 6, 1979 (*)
3i.4   Articles of Incorporation filed in Nevada on May 23, 2006 (**)
3i.5   Articles of Merger and Plan of Merger filed on August 15, 2006(**)
3ii.1  By-Laws (*)
3ii.2  By-Laws of Merged Company(**)
31.1   Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1   Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

----------
(*) - Incorporated by reference from Form 10-SB/A filed October 17, 2005 (**) - Incorporated by reference from Form 8-K filed October 10, 2006

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                  Year ended         Year ended
                                 September 30,      September 30
                                     2006               2005
                                    ------             ------

     1. Audit fees                  $4,389             $3,063
     2. Audit-related fees              --                 --
     3. Tax fees                        --                 --
     4. All other fees                  --                 --
                                    ------             ------

     Totals                         $4,389             $3,063
                                    ======             ======

The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of S. W. Hatfield, CPA, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2006 and 2005 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2006, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                          (Financial Statements follow)

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)


                                    CONTENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of September 30, 2006 and 2005                                       F-3

   Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2006 and 2005                         F-4

   Statement of Changes in Stockholders' Equity
     for the years ended September 30, 2006 and 2005                         F-5

   Statements of Cash Flows
     for the years ended September 30, 2006 and 2005                         F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Point Acquisition Corporation
    (formerly Leadpoint Consolidated Mines Company)

We have audited the accompanying balance sheets of Point Acquisition Corporation (a Nevada corporation) (formerly Leadpoint Consolidated Mines Company, a State of Washington corporation) as of September 30, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years ended September 30, 2006 and 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Point Acquisition Corporation (formerly Leadpoint Consolidated Mines Company) as of September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                              /s/ S. W. Hatfield, CPA
                                             --------------------------
                                             S. W. HATFIELD, CPA
Dallas, Texas
November 10, 2006

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                                 BALANCE SHEETS
                           September 30, 2006 and 2005

                                                                       September 30,       September 30,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                          $ 153,936           $  16,047
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 153,936           $  16,047
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $     120           $      --
                                                                         ---------           ---------
      TOTAL CURRENT LIABILITIES                                                120                  --
                                                                         ---------           ---------

LONG-TERM LIABILITIES
   Note payable to officer/shareholder                                          --              20,000
   Accrued interest payable                                                     --                 444
                                                                         ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                               --              20,444
                                                                         ---------           ---------

TOTAL LIABILITIES                                                               --              20,444
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
    50,000,000 shares authorized
    None issued and outstanding                                                 --                  --
   Common stock - $0.001 par value
    100,000,000 shares authorized
    5,792,100 and 2,622,700 shares
    issued and outstanding, respectively                                     5,732               2,623
   Additional paid-in capital                                              504,030             340,980
   Accumulated deficit                                                    (356,006)           (343,719)
                                                                         ---------           ---------
                                                                           153,816                (116)
   Less treasury stock - at cost
    (240,600 shares, respectively)                                              --              (4,281)
                                                                         ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       153,816              (4,397)
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 153,936           $  16,047
                                                                         =========           =========

   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended September 30, 2006 and 2005


                                              Year ended            Year ended
                                             September 30,         September 30,
                                                 2006                  2005
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses             14,176                 5,689
   Management bonus                                    --                70,000
                                              -----------           -----------

LOSS FROM OPERATIONS                              (14,176)              (75,639)

OTHER INCOME (EXPENSE)
   Interest, dividend and other income                618                   372
   Interest expense                                (2,507)                 (444)
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES            (12,287)              (75,761)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                          (12,287)              (75,761)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $   (12,287)          $   (75,761)
                                              ===========           ===========
Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil           $     (0.03)
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          3,770,710             2,622,700
                                              ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended September 30, 2006 and 2005

                                                  Common Stock          Additional                  Treasury
                                             --------------------        paid-in     Accumulated      Stock
                                             Shares        Amount        capital       deficit       at cost        Total
                                             ------        ------        -------       -------       -------        -----
BALANCES AT OCTOBER 1, 2004,
 AS ORIGINALLY PRSENTED                     2,622,700    $  131,035    $  212,568     $ (267,958)   $   (4,281)   $   71,364
 Effect of August 15, 2006
 change in par value                               --      (128,412)      128,412             --            --            --
                                           ----------    ----------    ----------     ----------    ----------    ----------

BALANCES AT OCTOBER 1, 2004, AS RESTATED    2,622,700         2,623       340,980       (267,958)       (4,281)       71,364

Net loss for the year                              --            --            --        (75,761)           --       (75,761)
                                           ----------    ----------    ----------     ----------    ----------    ----------

BALANCES AT SEPTEMBER 30, 2005              2,622,700         2,623       340,980       (343,719)       (4,281)       (4,397)

Sale of common stock under
 private placements
  May 10, 2006                              2,400,000         2,400       117,600             --            --       120,000
  June 16, 2006                             1,010,000         1,010        49,490             --            --        50,500

Retirement of treasury stock                 (240,600)         (241)       (4,040)            --         4,281            --

Net loss for the year                              --            --            --        (12,287)           --       (12,287)
                                           ----------    ----------    ----------     ----------    ----------    ----------
BALANCES AT SEPTEMBER 30, 2006              5,792,100    $    5,792    $  504,030     $ (356,006)   $       --    $  153,816
                                           ==========    ==========    ==========     ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                            STATEMENTS OF CASH FLOWS
                     Years ended September 30, 2006 and 2005

                                                              Year ended          Year ended
                                                             September 30,       September 30,
                                                                 2006                2005
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                       $ (12,287)          $ (75,761)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                   --                  --
      Increase (Decrease) in
        Accounts payable - trade                                     120                  --
        Accrued interest payable                                    (444)                 --
                                                               ---------           ---------

         NET CASH USED IN OPERATING ACTIVITIES                   (12,611)            (75,761)
                                                               ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash invested in marketable securities                             --                (322)
   Cash from sale of marketable securities                            --              67,623
                                                               ---------           ---------

         NET CASH PROVIDED BY INVESTING ACTIVITIES                    --              67,301
                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable to officer/stockholder                  --              20,000
   Repayment of note payable to officer/stockholder              (20,000)                 --
   Proceeds from sales of common stock                           170,500                  --
                                                               ---------           ---------

         NET CASH (USED IN) FINANCING ACTIVITIES                 150,500              20,000
                                                               ---------           ---------

INCREASE (DECREASE) IN CASH                                      137,889              11,984

Cash at beginning of period                                       16,047               4,063
                                                               ---------           ---------

CASH AT END OF PERIOD                                          $ 153,936           $  16,047
                                                               =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                  $      --           $      --
                                                               =========           =========
   Income taxes paid for the year                              $      --           $      --
                                                               =========           =========

   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Point Acquisition Corporation (Company) was originally incorporated on November 13, 1947 in accordance with the Laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name to Leadpoint Consolidated Mines Company.

On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name from Leadpoint Consolidated Mines Company to the new name of Point Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

In prior years, the Company operated various unpatented mining claims in the Northport Mining District of Stevens County, Washington and various deeded mineral rights in Okanogan County, Washington. The unpatented mining claims were terminated and abandoned in place during 1993 due to increased claim maintenance costs as a result of changing Federal regulations. The deeded mineral rights were abandoned during 2001 due to the limited economic value based on the results of exploration in contiguous areas. Since 2001, the Company has had no operations.

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

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


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

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


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

3. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


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

NOTE F - NOTE PAYABLE TO OFFICER/STOCKHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds are necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through March 31, 2006, Mr. Little advanced approximately $20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended September 30, 2006 and 2005, respectively, are as follows:

                                   Year ended         Year ended
                                  September 30,      September 30,
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
                                     =======            =======


                (Remainder of this page left blank intentionally)

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE G - INCOME TAXES - CONTINUED

Concurrent with an April 2005 change in control, the Company has a operating loss carryforward for income tax purposes of approximately $16,700. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                       Year ended         Year ended
                                                                      September 30,      September 30,
                                                                          2006               2005
                                                                        --------           --------
Statutory rate applied to income before income taxes                    $ (4,200)          $(25,800)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                          --                 --
  Other, including reserve for deferred tax asset, application of IRC Section 338 related to the April 2005 change in
   control and application of net operating loss carryforward              4,200             25,800
                                                                        --------           --------

        Income tax expense                                              $     --           $     --
                                                                        ========           ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2006 and March 31, 2005, respectively, after taking the April 2005 change in control into consideration:

                                                   June 30,            June 30,
                                                     2006                2005
                                                   --------            --------
Deferred tax assets
  Net operating loss carryforwards                 $ 16,700            $  1,360
  Less valuation allowance                          (16,700)             (1,360)
                                                   --------            --------

  Net Deferred Tax Asset                           $     --            $     --
                                                   ========            ========

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

On June 16, 2006, the Company sold 1,010,000 shares of restricted common stock at $0.05 per share for gross proceeds of $50,500, pursuant to a subscription agreement, to Glenn A. Little, who is the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005


NOTE H - COMMON STOCK TRANSACTIONS - CONTINUED

On June 30, 2006, the Company's Board of Directors cancelled all of the 240,600 shares of treasury stock owned by the Company and returned these shares to unissued status.

As a result of these transactions, Glenn A. Little became the Company's controlling shareholder, owning 3,410,000 of the 5,792,100 currently issued and outstanding shares of the Company's common stock, or approximately 58.87%, at the close of business on June 30, 2006.

NOTE I - SUBSEQUENT EVENT

On November 1, 2006, the Company entered into Subscription Agreements (the "Agreements") with Halter Financial Investments, L.P., a Texas limited partnership ("HFI"), and Glenn A. Little, the Company's sole officer and director. Other than in respect to this transaction, HFI has had no material relationship with the Company or any of the Company's officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreements, the Company will, upon satisfaction of the closing conditions set forth below, sell to the HFI and Mr. Little, respectively, 1,270,400 and 200,000 shares of post-reverse split common stock at a purchase price of $.25 per share. The closing of these transactions are contingent upon the following conditions:

     * No material adverse change shall have occurred with respect to the Company;
     * The Company will have effected a 1-for-50 reverse split of its common stock;
     * Glenn Little, the current sole officer and director of the Company, will agree to resign from all offices that he holds and as a director effective as of the closing of the Agreements. At the closing, Mr. Halter will be appointed as the Chief Executive Officer and President of the Company, and as a director of the Company.

On November 14, 2006, the Company filed a Definitive Schedule 14C - Information Statement Pursuant to Section 14C of the Securities Exchange Act of 1934 noting actions to be taken without a meeting upon the written consent of the holders of a majority of the outstanding shares of the voting capital stock of the Company.

The contemplated actions include:

     1. Amend the Company's Articles of Incorporation ( the "Amendment") to reverse split the currently issued and outstanding common stock of the Company on a 50 shares for 1 share basis, with no stockholder being reversed to less than a round lot of 100 shares; and
     2. Approve the appointment of Timothy P. Halter as the sole officer and director of the Company effective upon the closing of the stock purchase transaction between the Company and HFI, an entity affiliated with Mr. Halter, as noted above.

In conjunction with the proposed reverse stock split, no stockholder shall have less than one round lot of 100 shares after the reverse split calculation and all fractional shares will be rounded to the next higher whole share:

       Shares prior to               Shares after
        reverse split                reverse split
        -------------                -------------
              30                          100
             100                          100
           1,000                          100
           5,000                          100
           5,001                          101
          10,000                          200

Stockholders holding shares representing 58.87% of the votes entitled to be cast at a meeting of the Company's stockholders, have already consented in writing to the proposed actions. The approval by the stockholders will not become effective until 20 days from November 14, 2006.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             POINT ACQUISITION CORPORATION


Dated: November 27, 2006                     By: /s/ Glenn A. Little
       -----------------                        --------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: November 27, 2006                     By: /s/ Glenn A. Little
       -----------------                        --------------------------------
                                                                 Glenn A. Little
                                                             President, Director
                                                     Chief Executive Officer and
                                                         Chief Financial Officer