Form 10QSB
period 2006-12-31
POINT ACQUISITION CORP
filed 2007-02-06
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 5, 2007: 1,624,929

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          POINT ACQUISITION CORPORATION

               Form 10-QSB for the Quarter ended December 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         13

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                                 BALANCE SHEETS
                           December 31, 2006 and 2005

                                   (UNAUDITED)

                                                                            December 31,        December 31,
                                                                               2006                2005
                                                                             ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash in bank                                                              $ 150,641           $  14,136
                                                                             ---------           ---------

      TOTAL ASSETS                                                           $ 150,641           $  14,136
                                                                             =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                                  $      --           $      --
                                                                             ---------           ---------
      TOTAL CURRENT LIABILITIES                                                     --                  --
                                                                             ---------           ---------
LONG-TERM LIABILITIES
   Note payable to officer/stockholder                                              --              20,000
   Accrued interest payable                                                         --                 618
                                                                             ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                                   --              20,618
                                                                             ---------           ---------

TOTAL LIABILITIES                                                                   --              20,618
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                    --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     154,529 and 91,141 shares issued and outstanding, respectively                155                  91
   Additional paid-in capital                                                  509,667             343,512
   Accumulated deficit                                                        (359,181)           (345,804)
                                                                             ---------           ---------
                                                                               150,641              (2,201)
   Less treasury stock - at cost
     (-0- and 4,812 shares, respectively)                                           --              (4,281)
                                                                             ---------           ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           150,641              (6,482)
                                                                             ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $ 150,641           $  14,136
                                                                             =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  Three months ended December 31, 2006 and 2005

                                   (UNAUDITED)

                                                Three months        Three months
                                                   ended               ended
                                                December 31,        December 31,
                                                   2006                2005
                                                 ---------           ---------

REVENUES                                         $      --           $      --
                                                 ---------           ---------

EXPENSES
   General and administrative expenses               4,624               1,965
                                                 ---------           ---------

LOSS FROM OPERATIONS                                (4,624)             (1,965)

OTHER INCOME (EXPENSE)
   Interest, dividend and other income               1,449                  54
   Interest expense                                     --                (174)
                                                 ---------           ---------

LOSS BEFORE PROVISION FOR INCOME TAXES              (3,175)             (2,085)

PROVISION FOR INCOME TAXES                              --                  --
                                                 ---------           ---------

NET LOSS                                            (3,175)             (2,085)

OTHER COMPREHENSIVE INCOME                              --                  --
                                                 ---------           ---------

COMPREHENSIVE LOSS                               $  (3,175)          $  (2,085)
                                                 =========           =========
Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                         $   (0.02)          $   (0.02)
                                                 =========           =========
Weighted-average number of shares
 outstanding - basic and fully diluted             154,529              91,141
                                                 =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                            STATEMENTS OF CASH FLOWS
                  Three months ended December 31, 2006 and 2005

                                   (UNAUDITED)

                                                                  Three months        Three months
                                                                     ended               ended
                                                                  December 31,        December 31,
                                                                     2006                2005
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year                                           $  (3,175)          $  (2,085)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                       --                  --
      Increase (Decrease) in
        Accounts payable - trade                                        (120)                 --
        Accrued interest payable                                          --                 174
                                                                   ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                 (3,295)             (1,911)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           (3,295)             (1,911)

Cash at beginning of period                                          153,936              16,047
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $ 150,641           $  14,136
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $      --           $      --
                                                                   =========           =========
   Income taxes paid for the year                                  $      --           $      --
                                                                   =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Point Acquisition Corporation (Company) was originally incorporated on November 13, 1947 in accordance with the Laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name to Leadpoint Consolidated Mines Company.

On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation changed the Company's name from Leadpoint Consolidated Mines Company to the new name of Point Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB which contains the Company's audited financial statements for the year ended September 30, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending September 30, 2007.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

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

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

     At December 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

4. Recently Issued Accounting Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

NOTE F - NOTE PAYABLE TO OFFICER/STOCKHOLDER

The Company and it's former controlling stockholder acknowledged, in prior periods, that outside funds were then necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, the former controlling stockholder agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In prior periods, the then-majority stockholder advanced an aggregate$20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended December 31, 2006 and 2005, respectively, are as follows:

                                   Three months       Three months
                                       ended             ended
                                    December 31,       December 31,
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
                                     =======            =======

Concurrent with April 2005 and January 2007 changes in control, the Company has a nominal net operating loss carryforward for income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months     Three months
                                                                ended           ended
                                                             December 31,     December 31,
                                                                2006             2005
                                                               -------          -------
Statutory rate applied to income before income taxes          $ (1,080)        $   (700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --               --
  Other, including reserve for deferred tax asset,
   application of IRC Section 338 related to the
   April 2005 and January 2007 changes in control
   and application of net operating loss carryforward            1,080              700
                                                              --------         --------

   Income tax expense                                         $     --         $     --
                                                              ========         ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2006 after taking the April 2005 and January 2007 changes in control into consideration:

                                                            December 31,
                                                                2006
                                                              -------
Deferred tax assets
  Net operating loss carryforwards                            $    --
  Less valuation allowance                                         --
                                                              -------

  Net Deferred Tax Asset                                      $    --
                                                              =======

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE H - COMMON STOCK TRANSACTIONS

On December 11, 2006, the Company effected a 1 for 50 share reverse stock split of the then issued and outstanding common stock of the Company. In conjunction with the reverse stock split, no stockholder received less than one round lot of 100 shares after the reverse split calculation and all fractional shares were rounded to the next higher whole share:

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

As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 5,792,100 to 154,529 shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On May 10, 2006, the Company sold 48,000 post-reverse split shares (2,400,000 pre-reverse split shares) of restricted common stock for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who was the Company's former Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On June 16, 2006, the Company sold 20,200 post-reverse split shares (1,010,000 pre-reverse split shares) of restricted common stock for gross proceeds of $50,500, pursuant to a subscription agreement, to Glenn A. Little, who was the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On June 30, 2006, the Company's Board of Directors cancelled all of the 240,600pre-reverse split shares of treasury stock owned by the Company and returned these shares to unissued status.

On November 1, 2006, the Company entered into Subscription Agreements (the "Agreements") with Halter Financial Investments, L.P., a Texas limited partnership ("HFI"), and Glenn A. Little, the Company's former sole officer and director. Other than in respect to this transaction, HFI has had no material relationship with the Company or any of the Company's officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreements, the Company, on January 3, 2007, sold to HFI and Mr. Little, respectively, 1,270,400 and 200,000 shares of post-reverse split common stock at a purchase price of $0.25 per share for gross proceeds of $367,500.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for the three month periods ended December 31, 2006 and 2005, respectively.

General and administrative expenses for the three month periods ended December 31, 2006 and 2005were nominal, consisting of professional fees related to the Company's compliance with filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended December 31, 2006 and 2005 were $-0- and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period, as adjusted for the effect of the December 11, 2006 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $150,641 and $14,136, respectively.

It is the belief of management and significant stockholders that sufficient working capital exists. However, should the need arise, they anticipate providing additional working capital as necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     (3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(3) LIQUIDITY AND CAPITAL RESOURCES

On May 10, 2006, the Company sold 48,000 post-reverse split shares (2,400,000 pre-reverse split shares) of restricted common stock for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who was the Company's former Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On June 16, 2006, the Company sold 20,200 post-reverse split shares (1,010,000 pre-reverse split shares) of restricted common stock for gross proceeds of $50,500, pursuant to a subscription agreement, to Glenn A. Little, who was the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

On June 30, 2006, the Company's Board of Directors cancelled all of the 240,600 shares of treasury stock owned by the Company and returned these shares to unissued status.

On November 1, 2006, the Company entered into Subscription Agreements (the "Agreements") with Halter Financial Investments, L.P., a Texas limited partnership ("HFI"), and Glenn A. Little, the Company's former sole officer and director. Other than in respect to this transaction, HFI has had no material relationship with the Company or any of the Company's officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreements, the Company, on January 3, 2007, sold to HFI and Mr. Little, respectively, 1,270,400 and 200,000 shares of post-reverse split common stock at a purchase price of $0.25 per share or gross proceeds of $367,500.

It is anticipated that the cash on hand at December 31, 2006 of approximately $150,641 plus the approximate $367,500 received on January 3, 2007 will be sufficient to provide adequate liquidity for the next 12 month period. However, should the need arise, the Company's controlling stockholder and/or officers may provide additional working capital as necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide any additional future funding. Should this pledge fail to provide needed funds, the Company has not identified any alternative sources of working capital. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2006, the Company effected a 1 for 50 share reverse stock split of the then issued and outstanding common stock of the Company. In conjunction with the reverse stock split, no stockholder received less than one round lot of 100 shares after the reverse split calculation and all fractional shares were rounded to the next higher whole share:

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

As a result of the reverse split, the total number of issued and outstanding shares of the Company's common stock decreased from 5,792,100 to 154,529 shares, after giving effect to rounding for fractional shares. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

On November 1, 2006, the Company entered into Subscription Agreements (the "Agreements") with Halter Financial Investments, L.P., a Texas limited partnership ("HFI"), and Glenn A. Little, the Company's former sole officer and director. Other than in respect to this transaction, HFI has had no material relationship with the Company or any of the Company's officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreements, the Company, on January 3, 2007, sold to HFI and Mr. Little, respectively, 1,270,400 and 200,000 shares of post-reverse split common stock at a purchase price of $0.25 per share for gross proceeds of $367,500.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

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

                                                POINT ACQUISITION CORPORATION


Dated: February 5, 2007                         /s/ Timothy P. Halter
       ----------------                         --------------------------------
                                                               Timothy P. Halter
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director