Form 10QSB/A
period 2006-12-31
POINT ACQUISITION CORP
filed 2007-02-06
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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

                      12890 Hilltop Road, Argyle, TX 76226
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)

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

                          POINT ACQUISITION CORPORATION

              Form 10-QSB/A for the Quarter ended December 31, 2006

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