Form 10QSB
period 2007-03-31
POINT ACQUISITION CORP
filed 2007-04-25
CIK 1338578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 24, 2007: 1,802,871

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          POINT ACQUISITION CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                                 BALANCE SHEETS
                             March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                              March 31,           March 31,
                                                                                2007                2006
                                                                              ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                                $ 503,036           $  12,627
                                                                              ---------           ---------

      TOTAL ASSETS                                                            $ 503,036           $  12,627
                                                                              =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                    $      --           $      --
                                                                              ---------           ---------
      TOTAL CURRENT LIABILITIES                                                      --                  --
                                                                              ---------           ---------

LONG-TERM LIABILITIES
  Note payable to officer/shareholder                                                --              20,000
  Accrued interest payable                                                           --                 914
                                                                              ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                                    --              20,914
                                                                              ---------           ---------

TOTAL LIABILITIES                                                                    --              20,914
                                                                              ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.05 par value
    10,000,000 shares authorized
    1,625,831 and 91,141 shares issued and outstanding, respectively              1,626                  91
  Additional paid-in capital                                                    875,796             343,512
  Accumulated deficit                                                          (374,386)           (347,609)
                                                                              ---------           ---------
                                                                                503,036              (4,006)
  Less treasury stock - at cost
   (240,600 shares, respectively)                                                    --              (4,281)
                                                                              ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      503,036              (8,287)
                                                                              ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                          $ 503,036           $  12,627
                                                                              =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               Six and Three months ended March 31, 2007 and 2006

                                                Six months       Six months      Three months     Three months
                                                  ended            ended            ended            ended
                                                 March 31,        March 31,        March 31,        March 31,
                                                   2007             2006             2007             2006
                                                ----------       ----------       ----------       ----------
REVENUES                                        $       --       $       --       $       --       $       --
                                                ----------       ----------       ----------       ----------
EXPENSES
  General and administrative expenses               19,629            2,492           15,205            1,568
                                                ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                               (19,629)          (2,492)         (15,205)          (1,568)

OTHER INCOME (EXPENSE)
  Interest, dividend and other income                1,449              113               --               58
  Interest expense                                      --             (470)              --             (295)
                                                ----------       ----------       ----------       ----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (18,380)          (3,890)         (15,205)          (1,805)

PROVISION FOR INCOME TAXES                              --               --               --               --
                                                ----------       ----------       ----------       ----------

NET LOSS                                           (18,380)          (3,890)         (15,205)          (1,805)

OTHER COMPREHENSIVE INCOME                              --               --               --               --
                                                ----------       ----------       ----------       ----------

COMPREHENSIVE LOSS                              $  (18,380)      $   (3,890)      $  (15,205)      $   (1,805)
                                                ==========       ==========       ==========       ==========

Loss per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                        $    (0.02)      $    (0.03)      $    (0.01)      $    (0.02)
                                                ==========       ==========       ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted             865,492           91,141        1,592,253           91,141
                                                ==========       ==========       ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                            STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 2007 and 2006

                                                                   Six months           Six months
                                                                     ended                ended
                                                                    March 31,            March 31,
                                                                      2007                 2006
                                                                   ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                            $  (18,380)          $   (3,890)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                         --                   --
     Increase (Decrease) in
       Accounts payable - trade                                          (120)                  --
       Accrued interest payable                                            --                  470
                                                                   ----------           ----------

          NET CASH USED IN OPERATING ACTIVITIES                       (18,500)              (3,420)
                                                                   ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --                   --
                                                                   ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                             367,600                   --
                                                                   ----------           ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                   367,600                   --
                                                                   ----------           ----------

INCREASE (DECREASE) IN CASH                                           349,100               (3,420)

Cash at beginning of period                                           153,936               16,047
                                                                   ----------           ----------

CASH AT END OF PERIOD                                              $  503,036           $   12,627
                                                                   ==========           ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $       --           $       --
                                                                   ==========           ==========
  Income taxes paid for the year                                   $       --           $       --
                                                                   ==========           ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

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

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006

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

     At March 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO OFFICER/STOCKHOLDER

The Company and it's former controlling stockholder acknowledged, in prior periods, that outside funds were then necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, the former controlling stockholder agreed to lend the Company up to $50,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. In prior periods, the then-majority stockholder advanced an aggregate of $20,000 under this agreement, with an initial scheduled maturity date in June 2007. On May 15, 2006, the Company repaid this loan in full.

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended March 31, 2007 and 2006, respectively, are as follows:

                                   Six months         Six months
                                     ended              ended
                                    March 31,          March 31,
                                      2007               2006
                                     -------            -------
     Federal:
       Current                       $    --            $    --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
     State:
       Current                            --                 --
       Deferred                           --                 --
                                     -------            -------
                                          --                 --
                                     -------            -------
       Total                         $    --            $    --
                                     =======            =======

Concurrent with April 2005 and January 2007 changes in control, the Company has a nominal net operating loss carryforward of approximately $15,200 for income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Six months       Six months
                                                                  ended            ended
                                                                 March 31,        March 31,
                                                                   2007             2006
                                                                 --------         --------
Statutory rate applied to income before income taxes             $(6,250)         $(1,080)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --               --
Other, including reserve for deferred tax asset, application of IRC Section 338 related to the April 2005 and January
  2007 changes in control and application of net operating
  loss carryforward                                                 6,250            1,080
                                                                 --------         --------

   Income tax expense                                            $     --         $     --
                                                                 ========         ========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2007 after taking the April 2005 and January 2007 changes in control into consideration:
                                                                 March 31,
                                                                   2007
                                                                 -------
Deferred tax assets
  Net operating loss carryforwards                               $ 5,200
  Less valuation allowance                                        (5,200)
                                                                 -------

  Net Deferred Tax Asset                                         $    --
                                                                 =======

                          POINT ACQUISITION CORPORATION
                 (formerly Leadpoint Consolidated Mines Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006

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

NOTE I - SUBSEQUENT EVENT

On April 17, 2007, the Company entered into separate consulting agreements (Consulting Agreements) with Heritage Management Consultants, Inc. (Heritage) and Shufang Zhang (Zhang), respectively. Heritage and Zhang have each been engaged to assist the Company in its efforts to consummate a business combination transaction with a privately held entity. In consideration for the services to be provided under the Consulting Agreements, Heritage and Zhang received 50,000 and 127,040 shares of the Company's common stock, respectively.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either the six or three month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended March 31, 2007 and 2006 were approximately $15,200 and $3,500, consisting principally of professional fees related to the Company's compliance with filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended March 31, 2007 and 2006 were $(0.02) and $(0.02) after giving effect to the post-reverse split weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2007 and 2006, respectively, the Company had working capital of approximately $503,000 and $12,627, respectively.

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

                (Remainder of this page left blank intentionally)

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

It is anticipated that the cash on hand at March 31, 2007 of approximately $503,000 will be sufficient to provide adequate liquidity for the next 12 month period. However, should the need arise, the Company's controlling stockholder and/or officers may provide additional working capital as necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide any additional future funding. Should this pledge fail to provide needed funds, the Company has not identified any alternative sources of working capital. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     As of March 31, 2007, there were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2007, the Company entered into separate consulting agreements (Consulting Agreements) with Heritage Management Consultants, Inc. (Heritage) and Shufang Zhang (Zhang), respectively. Heritage and Zhang have each been engaged to assist the Company in its efforts to consummate a business combination transaction with a privately held entity. In consideration for the services to be provided under the Consulting Agreements, Heritage and Zhang received 50,000 and 127,040 shares of the Company's common stock, respectively.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

As of April 25, 2007, the Company is in negotiations for a business combination transaction with Powersmart Holdings Limited, a British Virgin Islands corporation. It is anticipated that this transaction will close within 3 business days of this filing. Concurrent with the closing, the Company will file the required Current Report on Form 8-K disclosing information related to Powersmart Holdings Limited that would ordinarily be contained in a Registration Statement on Form 10 pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002


                      (Signatures follow on the next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POINT ACQUISITION CORPORATION


Dated: April 25, 2007                        /s/ Timothy P. Halter
       --------------                        -----------------------------------
                                                               Timothy P. Halter
                                                        Chief Executive Officer,
                                                        Chief Financial Officer,
                                                                    and Director