Form 10QSB/A
period 2007-03-31
POINT ACQUISITION CORP
filed 2007-04-26
CIK 1338578

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation changed the Company's name from Leadpoint Consolidated Mines Company to the new name of Point Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock. This amended filing corrects certain clerical errors in the Balance Sheet description of preferred stock and common stock.

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
                                                                              =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                    $      --           $      --
                                                                              ---------           ---------
      TOTAL CURRENT LIABILITIES                                                      --                  --
                                                                              ---------           ---------
LONG-TERM LIABILITIES
  Note payable to officer/stockholder                                                --              20,000
  Accrued interest payable                                                           --                 914
                                                                              ---------           ---------
      TOTAL LONG-TERM LIABILITIES                                                    --              20,914
                                                                              ---------           ---------

TOTAL LIABILITIES                                                                    --              20,914
                                                                              ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    50,000,000 authorized
    None issued and outstanding                                                      --                  --
  Common stock - $0.001 par value
    100,000,000 shares authorized
    1,625,831 and 91,141 shares issued and outstanding, respectively              1,626                  91
  Additional paid-in capital                                                    875,796             343,512
  Accumulated deficit                                                          (374,386)           (347,609)
                                                                              ---------           ---------
                                                                                503,036              (4,006)
  Less treasury stock - at cost
   (240,600 shares, respectively)                                                    --              (4,281)
                                                                              ---------           ---------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      503,036              (8,287)
                                                                              ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 503,036           $  12,627
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

ITEM 5 - OTHER INFORMATION

As of April 25, 2007, the Company is in negotiation for a business combination transaction with Powersmart Holdings Limited, a British Virgin Islands corporation. It is anticipated that this transaction will close within 3 business days of this filing. Concurrent with the closing, the Company will file the required Current Report on Form 8-K disclosing information related to Powersmart Holdings Limited that would ordinarily be contained in a Registration Statement on Form 10 pursuant to the Securities Exchange Act of 1934, as amended.

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