Form 10-Q
period 2007-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2007-08-14
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-51527

CHINA GENGSHENG MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-0541437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 88 Gengsheng Road
Dayugou Town, Gongyi, Henan
People’s Republic of China, 451271
(Address of Principal Executive Offices)

(86) 371-64059818
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ___         Accelerated filer ___         Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___        No    X

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

Transitional Small Business Disclosure Format (check one): Yes ___        No    X

CHINA GENGSHENG MINERALS, INC.

(formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income and Comprehensive Income	3
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6-19

CHINA GENGSHENG MINERALS, INC.

(formerly known as China Minerals Technologies Inc.)

 CONDENSED CONSOLIDATED BALANCE SHEETS
(in US Dollars)

	June 30	December 31
	2007	2006
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,167,851	$426,099
Restricted cash	5,260,000	192,300
Accounts receivables	18,314,103	14,103,129
Bills receivable	1,481,781	238,452
Other receivables and prepayments	1,814,119	758,121
Advances to staff	937,775	964,308
Inventories	6,863,503	6,416,703
Deferred tax assets	69,868	13,561
Total current assets	41,909,000	23,112,673

Intangible asset- unpatented technology	336,088	319,753
Property, plant and equipment, net	7,037,571	6,640,189
Land use right	885,501	871,738

Total assets	$50,168,160	$30,944,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$5,380,119	$4,661,178
Bills payable	5,260,000	192,300
Other payables and accrued expenses	2,917,782	3,164,381
Income tax payable	377,769	217
Non-interest-bearing loans	1,354,833	1,698,846
Secured short-term bank loans	3,945,000	1,923,000
Deferred tax liabilities	-	12,967

Total current liabilities	19,235,503	11,652,889

Minority interests	171,003	142,782

Stockholders’ equity:
Preferred stock − $0.001 par value 50,000,000 authorized, no shares
issued and outstanding	-	-
Common stock − $0.001 par value 100,000,000 shares authorized,
24,038,183 and 16,887,815 equivalent shares issued and outstanding	24,038	16,888
Additional paid-in capital	14,258,005	6,033,226
Statutory and other reserves	6,212,239	6,212,239
Accumulated other comprehensive income	1,428,281	867,757
Retained earnings	8,839,091	6,018,572

Total stockholders’ equity	30,761,654	19,148,682

Total liabilities and stockholders’ equity	$50,168,160	$30,944,353

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.

(formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in US Dollars)

	For the Six Months Ended		For the Three Months Ended
	June 30		June 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue
Sales	$18,518,103	$11,858,627	$9,997,961	$6,828,446

Cost of goods sold	(11,289,483)	(7,205,983)	(6,126,025)	(4,090,653)

Gross profit	7,228,620	4,652,644	3,871,936	2,737,793

Operating Expenses
General and administrative expenses	1,214,913	964,041	623,191	607,187
Amortization and depreciation	103,096	74,645	51,024	43,143
Selling expenses	2,441,739	1,682,596	1,253,873	964,266
Total operating expenses	3,759,748	2,721,282	1,928,088	1,614,596

Net operating income	3,468,872	1,931,362	1,943,848	1,123,197

Other Income (expenses)
Government grant income	71,600	26,768	386	26,768
Interest income	5,268	1,721	3,179	459
Other income (expenses)	691	1,518	(1,737)	1,422
Finance costs	(261,430)	(72,630)	(118,184)	(34,764)
Total other (expenses)	(183,871)	(42,623)	(116,356)	(6,115)

Income before income taxes and minority interests	3,285,001	1,888,739	1,827,492	1,117,082

Income taxes	(436,261)	(17,506)	(251,493)	(7,782)

Income before minority interests	2,848,740	1,871,233	1,575,999	1,109,300

Minority interests	(28,221)	(10,493)	(13,456)	(5,439)

Net income	$2,820,519	$1,860,740	$1,562,543	$1,103,861

Other comprehensive income
Foreign currency translation adjustments	560,524	275,535	360,125	192,231

Total comprehensive income	$3,381,043	$2,136,275	$1,922,668	$1,296,092

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.

(formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONT’D)
(in US Dollars)

	For the Six Months Ended		For the Three Months Ended
	June 30		June 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited

Earnings per share
-Basic	$0.14	$0.11	$0.07	$0.07
-Diluted	$0.14	$0.11	$0.07	$0.07

Weighted average number of shares outstanding
-Basic	19,534,640	16,887,815	22,152,378	16,887,815
-Diluted	19,601,843	16,887,815	22,286,047	16,887,815

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.

(formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in US Dollars)

	For the Six Months Ended
	June 30
	2007	2006
	(unaudited)	(unaudited)

Net Cash Flows Used In Operating Activities	$(2,377,843)	$(877,472)

Cash flows from investing activities
Payments to acquire intangible asset – unpatented technology	-	(311,147)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(1,025,543)	(502,128)
Net Cash Flows Used In Investing Activities	(1,025,543)	(813,275)

Cash flows from financing activities
Proceeds from bank loans	3,242,750	1,246,200
Repayment of bank loans	(1,297,100)	-
Repayment of non-interest-bearing loans	(382,465)	-
Cash acquired from RTO	3,036	-
Proceeds from issuance of shares	8,495,690	-
Net Cash Flows Provided By Financing Activities	10,061,911	1,246,200

Effect of foreign currency translation on cash and cash equivalents	83,227	11,598

Net increase (decrease) in cash and cash equivalents	6,741,752	(432,949)

Cash and cash equivalents - beginning of period	426,099	1,420,344
Cash and cash equivalents - end of period	$7,167,851	$987,395

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expenses	$177,221	$45,149
Income taxes	$139,819	$15,648

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1.        Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by China GengSheng Minerals, Inc. (formerly known as China Minerals Technologies Inc., formerly known as Point Acquisition Corporation) (the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in S-1 of the Company filed on May 14, 2007. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.           Corporate information and reorganization

The Company was originally incorporated on November 13, 1947 in accordance with the laws of the State of Washington as Silver Mountain Mining Company.  On August 20, 1979, the Articles of Incorporation were amended to change the corporate name to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation. On July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. The Company's common stock is quoted on the NASD over-the-counter bulletin board under the symbol "CHGS."

On April 25, 2007, the Company completed a reverse acquisition transaction (“RTO”) with Powersmart Holdings Limited (“Powersmart”), whereby the Company issued to the shareholders of Powersmart 16,887,815 shares of the Company’s stock in exchange for 100 shares of common stock of Powersmart, which represented all of the issued and outstanding capital stock of Powersmart.  Accordingly, all references to common shares of Powersmart’s common stock have been restated to reflect the equivalent numbers of China Minerals Technologies Inc. equivalent shares. Powersmart thereby became the Company’s wholly owned subsidiary and the former shareholders of Powersmart became the Company’s controlling stockholders.

This share exchange transaction resulted in Powersmart’s shareholder obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a RTO with Powersmart as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Powersmart become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,802,871 shares of the Company outstanding prior to the RTO are accounted for at $3,036 of net book value at the time of the RTO.  The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the RTO as of the first day of the first period presented.

On April 25, 2007, the Company also completed a private placement pursuant to which the Company issued and sold 5,347,594 shares of its common stock to certain accredited investors for approximately $10 million in gross proceeds. In connection with this private placement, the Company paid a fee of $488,618 to Brean Murray Carret & Co., LLC, for their services as placement agent for the private placement and issued them a warrant for the purchase of 262,032 shares of the common stock in the aggregate.  In addition, the Company paid $195,000 of the placement agency fee to Civilian Capital, Inc., for its services in connection with the private placement and granted to Civilian Capital, Inc. a warrant for the purchase of 112,299 shares of common stock in the aggregate.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ending December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre−defined formula agreed to between the investors and Mr. Zhang.  However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. For purposes of determining whether or not the after tax net income threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to the Company, even if such treatment is required by GAAP.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

2.           Corporate information and reorganization (cont’d)

In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company’s common stock to cover the same minimum net income thresholds as described above with respect to the investor make−good.  Similarly, if the thresholds are not achieved in either year, the escrow agent must release certain amount of the make−good shares that were put into escrow.

After the reverse acquisition, the total common stock issued and outstanding of the Company is 24,038,183 shares.

Currently the Company has the following five subsidiaries:

Company name	Place/date of incorporation or establishment	The Company’s effective ownership interest	Common stock/ registered capital	Principal activities

Powersmart Holdings Limited	British Virgin Islands (the “BVI”)/ November 3, 2004	100% directly held by the Company	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan Gengsheng Refractories Co., Ltd. (“Refractories”)	The People’s Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through Powersmart	Registered capital of $6,049,879 fully paid up with share premium of $35	Manufacturing and selling of monolithic refractory products

Henan Gengsheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $363,000 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100% indirectly held through Powersmart	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100% indirectly held through Smarthigh	Registered capital of $2,000,000 fully paid up	Manufacturing and selling of fracture proppant products

Powersmart and its subsidiaries were reorganized prior to the RTO in order to simplify the group structure and for the potential fund raising exercise.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

2.           Corporate information and reorganization (cont’d)

In the fiscal years 2004 and 2005, the companies comprising the group included Powersmart, Refractories, Gongyi Gengsheng Refractories Co., Ltd. (“Furnace”), Gongyi Sanwei Refractories Co., Ltd. (“Sanwei”), High-Temperature and Smarthigh.  Furnace was established in the PRC in July 1995 whilst Sanwei was established in the PRC in December 1985.  Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

Mr. Shunqing Zhang is a sole stockholder of both Powersmart and Smarthigh since their incorporation in November 2004.  Regarding the equity interests of Refractories, Furnace and Sanwei, Mr. Shunqing Zhang was a substantial stockholder  holding 91%  registered  capital  each  of these three companies whilst  the other 9 individuals owned the remaining 9% of these companies in an equal proportion (that is each individual held 1%) before the reorganization as detailed in the following paragraph.

Since the dates of establishment, all Refractories, High-Temperature, Furnace and Sanwei were domestic enterprises in the PRC.  As a first step in the restructuring, Powersmart was formed to acquire the entire equity interests of Refractories, Furnace and Sanwei at an aggregate consideration of $7,133,700 on December 3, 2004 such that all these three companies became its wholly-owned subsidiaries.  Such $7,133,700 was funded by Mr. Shunqung Zhang to Powersmart for acquiring these three companies and paid to their then stockholders including $6,491,700 to Mr. Shunqing Zhang himself and $642,000 to the 9 individuals.  Since then these 9 individuals did not hold any equity interest in these three companies.

Since Powersmart became their immediate holding company, they are qualified as wholly owned foreign enterprises (“WOFEs”) which are entitled to certain tax benefits (Note 8).  Following the change of legal form of Refractories from a domestic enterprise to a WOFE, its 89.33% owned subsidiary, High-Temperature, also became a Sino-foreign equity joint venture.

On May 20, 2005, both Furnace and Sanwei were combined into Refractories pursuant to a combination agreement (the “Combination Agreement”).  According to this Combination Agreement, all assets, liabilities, operations and resources of Furnace and Sanwei were undertaken by Refractories.  Upon the successful completion of the combination amongst these three companies, Furnace and Sanwei dissolved in December 2005.

In the fiscal year 2006, the companies comprising the group included Powersmart, Refractories, High-Temperature, Smarthigh and Duesail.  Duesail was established as a WOFE by Smarthigh on August 14, 2006.

On January 31, 2007, Powersmart acquired 100% common stock of Smarthigh from Mr. Shunqing Zhang at nil consideration and thereafter Smarthigh becomes a wholly owned subsidiary of Powersmart and the whole series of reorganization completed.

As the controlling stockholder, Mr. Shunqing Zhang, of Powersmart, Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail before and after the aforesaid series of reorganization is the same, such reorganization has been accounted for as a recapitalization of Powersmart whereby the historical financial statements and operations of Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail become the historical financial statements of Powersmart, with no adjustment to the carrying value of their assets and liabilities.

3.

Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the Henan Province of the PRC.  Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, industrial ceramic and fracture proppant products.

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed Al2O3 and calcium aluminate cement, and other materials, such as corundum, magnesia, resin and silica, which are primary sourced from suppliers located in the PRC.  The production facilities of the Company are located in Henan Province of the PRC.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

3.

Description of business (cont’d)

The monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery.  The industrial ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics.  The fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells.  Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery.  Customers include some of the largest steel and iron producers located in approximately 25 provinces in the PRC as well as in other countries in Asia, Europe and the United States.

4.

Recently issued accounting pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”.  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company has evaluated the effect of FIN 48 and there was no material effects on its financial statements in adopting FIN 48.

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has evaluated the effect of SAB No. 108 and there was no material effects on its financial statements in adopting SAB No. 108.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

4.

Recently issued accounting pronouncements (cont’d)

FSP EITF 00−19−2 “Accounting for Registration Payment Arrangements” –

In December 2006, the FASB issued Staff Position No. EITF 00−19−2, "Accounting for Registration Payment Arrangement." The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP has had no effect on its consolidated financial statements.

5.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Numerator:
Net income	$2,820,519	$1,860,740	$1,562,543	$1,103,861

Denominator:
Weighted average common shares used to compute basic EPS	19,534,640	16,887,815	22,152,378	16,887,815
Dilutive potential from assumed exercise of warrants	67,203	-	133,669	-
Weighted average common shares used to compute diluted EPS	19,601,843	16,887,815	22,286,047	16,887,815

Earnings per share - Basic	$0.14	$0.11	$0.07	$0.07
Earnings per share - Diluted	$0.14	$0.11	$0.07	$0.07

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

6.         Inventories

	June 30	December 31
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$2,633,329	$2,140,608
Work-in-progress	614,819	294,650
Finished goods	3,637,439	4,002,975

	6,885,587	6,438,233
Provision for obsolete inventories	(22,084)	(21,530)

	$6,863,503	$6,416,703

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

7.          Intangible asset

Refractories entered into a contract with an independent third party to purchase a technical unpatented technology in relation to the production of mortar at a cash consideration of $320,500.  This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time.

Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

8.            Income taxes

UNITED STATES

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%.

BVI

Powersmart and Smarthigh were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

In the fiscal year 2004, being a domestic enterprise in the PRC, Refractories was subject to enterprise income tax at 33%, in which 30% for national tax and 3% for local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations.  Following the change of legal form of Refractories from a domestic enterprise to a WOFE after its entire equity interest was acquired by Powersmart, Refractories is subject to a preferential enterprise income tax rate at 30%.  Further, according to the PRC tax laws and regulations, Refractories being a WOFE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”).  As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from enterprise income tax for the fiscal years 2005 and 2006.  For the following three fiscal years from 2007 to 2009, Refractories will be subject to enterprise income tax at rate of 15%.

As no applications have been made by Furnace and Sanwei regarding the Tax Holiday after the change of their legal form from domestic enterprises to WOFEs, both Furnace and Sanwei were subject to enterprise income tax at 33% in both fiscal years 2004 and 2005.  However, Furnace was entitled to a special tax concession (“Tax Concession”) because it employed the required number of handicapped staff according to the relevant PRC tax rules.  In particular this Tax Concession exempted Furnace from paying enterprise income tax.  However these tax savings can only be used for future development of its production facilities or welfare matters.  Accordingly, they were set aside and taken to special reserve which are not available for distribution.

High-Temperature, being engaged in advanced technology industry and has passed the inspection of the provincial high-tech item, was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority.  High-Temperature has received such certificates in 2004 and 2006.  Accordingly, High-Temperature was subject to preferential tax rate of 15% for the fiscal years 2004 to 2007.

Duesail, being a WOFE, is subject to a preferential enterprise income tax rate at 30% and entitled to Tax Holiday upon application.  To date Duesail has not yet applied such Tax Holiday since no assessable profit was generated by Duesail since its establishment in August 25, 2006.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

9.

Secured short-term bank loans

				June 30	December 31
Banker	Loan period	Interest rate	Secured by	2007 (Unaudited)	2006 (Audited)

(1) Shanghai PuDong Development Bank	2006-06-09 to 2007-06-08	4.88%	Guarantees executed by third party - Zhengzhou Jinyuan Flour Co., Ltd	$-	$1,282,000
(2) Agricultural Bank of China	2006-12-30 to 2007-12-29	7.34%	Guarantees executed by the Company's sole director Zhang Shunqing and third party –Zhengzhou Dayugou Mining Bureau.	657,500	641,000
(3) China Citic Bank	2007-01-12 to 2007-07-31	7.34%	Building and land use right with carrying value of $798,276 and $151,434 respectively.	1,972,500	-
(4) Agricultural Bank of China	2007-03-13 to 2008-03-12	7.34%	Guarantees executed by the Company's sole director Zhang Shunqing and third party Zhengzhou Jinyuan Flour Co., Ltd	1,315,000	-

				$3,945,000	$1,923,000

As of June 30, 2007, the Company’s banking facilities are composed of the following:-

Facilities granted	Granted	Amount Utilized	Unused
Secured bank loans	$5,260,000	$3,945,000	$1,315,000

10.

Related party transactions

Apart from the transactions as disclosed in note 9 to the financial statements, during the six months ended June 30, 2007, the Company had no material transactions carried out with related parties during the reporting periods.

As disclosed elsewhere in these financial statements, Mr. Shunqing Zhang, the sole director and controlling stockholder of the Company is able to significantly influence the Company’s operations.

11.

Commitments and contingencies

(a)

The Company’s operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both.  The Company must devote substantial financial resources to ensure compliance and believes that it is in substantial compliance with all the applicable laws and regulations.

The Company is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations.  Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position  operating results or cash flows of the Company.

During the six months ended June 30, 2007 the Company has incurred expenditure for routine pollutant discharge fees amounting to $12,937 and these costs were incurred in general and administrative expenses.  No expenditure for such was incurred for the six months ended June 30, 2006.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

11.

Commitments and contingencies (cont’d)

(b)

The Company also guaranteed debts to Zhengzhou Jinyuan Flour Co., Ltd which is summarized as follows :-

	June 30 2007	December 31 2006
	(Unaudited)	(Audited)
Guarantees given by the Company	$6,575,000	$2,564,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is nil for the Company.  Therefore, no obligation in respect of the above guarantees was recognized as of June 30, 2007 and December 31, 2006.

12.       Common stock and additional paid-in capital

	Common Stock Par value $0.001		Additional paid-in capital
	Number of shares	Amount

Balance, January 1, 2006 and December 31, 2006	16,887,815	$16,888	$6,033,226
Recapitalization	1,802,871	1,803	1,233
Share issued for proceeds of $10 million	5,347,594	5,347	9,994,653
Cost of raising capital	-	-	(2,519,141)
Warrants issued in connection with private placements - Note 15	-	-	748,034
Cancellation of common stock	(97)	-	-

Balance, June 30, 2007	24,038,183	$24,038	$14,258,005

(a) On April 25, 2007, the Company issued 16,887,815 shares of common stock, par value $0.001 per share, to the sole stockholder of Powersmart to effect the RTO. At the same time, the Company issued 5,347,594 shares of common stock to the investors for gross proceeds of $10 million in the private placement.

(b) The Company's issued and outstanding number of common stock immediately prior to the RTO is 1,802,871 shares are accounted for at $3,036 of net book value at the time of the RTO.

(c)  97 shares of the Company’s common stock were erroneously issued to a shareholder for rounding up after the 1-for-50 reverse split of the Company’s common stock that occurred on December 11, 2006.   The shares were returned and cancelled on May 1, 2007.

13.

Operating Risk

Interest rate risk

Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash and cash equivalents and bills and accounts receivable.  The credit risk on cash and cash equivalents are limited because the counterparties are recognized financial institutions.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

13.

Operating Risk (cont’d)

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars.  In the opinion of the directors, the Company would not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Concentrations risk and Uncertainties

The Company has two customers constituting greater than 10% of the Company’s gross sales, totaling $5,026,139, and representing 27% of gross sales in the aggregate for the six month period ended June 30, 2007.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

14.        Segment Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of monolithic refractory products, industrial ceramic products and fracture proppant products and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, industrial ceramic products and fracture proppant products.

	Monolithic refractory products		Industrial ceramic products		Fracture proppant products		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$17,231,443	$11,377,570	$1,186,883	$481,057	$99,777	$-	$18,518,103	$11,858,627
Segment profit (loss)	3,161,173	1,772,670	276,471	115,846	(141,211)	-	3,296,433	1,888,516

	June30	December 31	June30	December 31	June30	December 31	June30	December 31
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$45,364,537	$24,276,394	$2,264,693	$2,789,710	$1,139,150	$3,871,279	$48,768,380	$30,937,383

	Monolithic refractory products		Industrial ceramic products		Fracture proppant products		Total
	Three months ended June 30		Three months ended June 30		Three months ended June 30		Three months ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$9,343,186	$6,578,411	$554,998	$250,035	$99,777	$-	$9,997,961	$6,828,446
Segment profit (loss)	1,773,683	1,058,329	112,905	58,753	(47,664)	-	1,838,924	1,117,082

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

14.        Segment Information (cont’d)

Segment Information by products for the Six months ended June 30, 2007

	Castable, coating, and dry mix materials & low−cement and non−cement castables	Mortar	Pre−cast roofs	Ceramic plates, tubes, elbows, and rollers	Ceramic cylinders and plugs	Wearable ceramic valves	Fracture proppant products	Total

Six months ended June 30 2007 (Unaudited)
Revenue	$12,042,226	$727,029	$ 4,462,188	$337,954	$615,980	$232,949	$99,777	$18,518,103

Six months ended June 30 2006 (Unaudited)
Revenue	$7,707,458	$238,896	$3,431,216	$209,265	$202,015	$69,777	$-	$11,858,627

Segment Information by products for the Three months ended June 30, 2007

	Castable, coating, and dry mix materials & Low−cement and non−cement castables	Mortar	Pre−cast roofs	Ceramic plates, tubes, elbows, and rollers	Ceramic cylinders and plugs	Wearable ceramic valves	Fracture proppant products	Total

Three months ended June 30 2007 (Unaudited)
Revenue	$6,867,425	$444,003	$2,031,758	$253,097	$178,838	$123,063	$99,777	$9,997,961

Three months ended June 30 2006 (Unaudited)
Revenue	$4,439,597	$196,897	$1,941,917	$179,649	$37,377	$33,009	$-	$6,828,446

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

14.        Segment Information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Six Months Ended June30
	2007	2006
	(Unaudited)	(Unaudited)

Total profit for reportable segments	$3,296,433	$1,888,516
Unallocated amounts relating to operations:
Interest income	-	223
General and administrative expense	(11,046)	-
Interest expense	(386)	-

Total	$3,285,001	$1,888,739

	Three Months Ended June 30
	2007	2006
	(Unaudited)	(Unaudited)

Total profit for reportable segments	$1,838,924	$1,117,082
Unallocated amounts relating to operations:
General and administrative expense	(11,046)	-
Interest expense	(386)	-

Total	$1,827,492	$1,117,082

	As of June 30		As of December 31
	2007		2006
	(Unaudited)		(Audited)

Assets

Total assets for reportable segments	$48,768,380		$30,937,383
Cash and cash equivalents	1,329,912		6,970

	$50,098,292	$

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

14.        Segment Information (cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Six Months Ended June 30
	2007	2006
	(Unaudited)	(Unaudited)

PRC	$16,635,239	$9,993,656
Others - Note	1,882,864	1,864,971

Total	$18,518,103	$11,858,627

	Three Months Ended June 30
	2007	2006
	(Unaudited)	(Unaudited)

PRC	$8,906,385	$5,736,371
Others - Note	1,091,576	1,092,075

Total	$9,997,961	$6,828,446

Note :

They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

CHINA GENGSHENG MINERALS, INC.
(formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

15.      Stock-Based Compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the six months ended June 30, 2007 were as follows:

Six Months Ended June 30, 2007

Risk free interest rate	4.75%
Expected volatility	384%
Expected life (years)	3

Stock Compensation-The Company granted a warrant for the purchase of 112,299 and 262,032 shares of common stock to Civilian Capital, Inc., and Brean Murray Carret & Co., LLC ,respectively  for the services in connection with the private placement on April 25, 2007. The Company valued the options by Black-Scholes option-pricing model with the amount of $748,034 which recorded as cost of raising capital against additional paid-in capital.

16.      Change in fiscal year

On June 18, 2007, the board of directors of the Company resolved to change the fiscal year from September 30 to December 31 and to start the accounting period from January 1, 2007 in order to be consistent with the accounting year of the Company’s new Chinese operating entities after the RTO.

17.     Subsequent Events

On July 20, 2007, the Company's subsidiary, Henan Gengsheng Refactories Co., Ltd  obtained a new loan from the Shanghai Pu Dong Development Bank in the amount of $1,315,000 (or RMB10,000,000), at an interest rate of 6.57% and with a maturity date of  July 19, 2008.  The loan is secured by guarantees executed by the Company's sole director Zhang Shunqing and by a third party guarantor, Zhengzhou Jinyuan Flour Co., Ltd.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s Current Report on Form 8-K filed on April 27, 2007.  The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

•

“China GengSheng Minerals” or the “Company” refer to China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.);

•

“Powersmart” refer to Gengsheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly-owned by China GengSheng Minerals;

•

“We,” “us” or “our” refer to the combined business of China GengSheng Minerals, Powersmart and Powersmart’s direct and indirectly-owned Chinese subsidiaries, Henan Gengsheng Refractories, Henan Gengsheng High-Temperature Materials, and ZhengZhou Duesail Fracture Proppant;

•

“Securities Act” refer to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

•

“China” and “PRC” refer to the People’s Republic of China, and “BVI” refers to the British Virgin Islands;

•

“RMB” refers to Renminbi, the legal currency of China; and

•

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB7.8003 for its December 31, 2006 audited balance sheet, and $1 = RMB7.6046 for its June 30, 2007 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period.  The conversion rates of $1 = RMB7.7095 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2007, and $1= RMB8.0244 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2006; both of which were based on the average currency conversion rate for each respective quarter.

Our Business

We are a Nevada holding company whose business operations are conducted through several direct and indirect subsidiaries.  Our wholly-owned Chinese subsidiary, Henan Gengsheng Refractories, and its direct, majority-owned Chinese subsidiary, Henan Gengsheng High-Temperature Materials, manufacture and sell monolithic refractory products and industrial ceramic products.  Our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct, wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant, manufacture and sell fracture proppant products.

We have three primary product lines that include: monolithic refractories, industrial ceramics, and fracture proppant.  Most of our products are sold to customers in China who operate in the steel, iron, glass, cement and aluminum industries for use in industrial furnace and heavy machinery.  Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels, in order to maintain and extend their service lives, minimize heat and mass losses during production, and reduce the overall production costs.   Our industrial ceramic products, which include abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are purchased by our customers in the electric power, electronic components, industrial pumps, and metallurgy industries.  Our fracture proppant products are used in oil and natural gas wells by our customers in the oil and gas exploration industries.

Our Corporate Background

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company.  From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington, but we abandoned these operations entirely by 2001.  On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with and into Point Acquisition Corporation, a Nevada corporation.  From about 2001 until our reverse acquisition of Powersmart on April 25, 2007, which is discussed in the next section entitled “Acquisition of Powersmart and Related Financing,” we were a blank check company and had no active business operations.  On June 11, 2007, we changed our corporate name from “Point Acquisition Corporation” to “China Minerals Technologies, Inc.” and subsequently changed our name to “China GengSheng Minerals,” on July 27, 2007 as we found that a Delaware company, which also manufactures refractories, uses a similar corporate name.

Overview of Second Fiscal Quarter of 2007

Acquisition of Powersmart and Related Financing

On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with Powersmart Holdings Limited whereby we issued to Shunqing Zhang, the sole shareholder of Powersmart Holdings Limited 16,887,815 shares of China Gengsheng Minerals, Inc.common stock, in exchange for all of the issued and outstanding capital stock of Powersmart Holdings Limited.  Powersmart Holdings Limited thereby became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder.

Upon the closing of the reverse acquisition, Timothy P. Halter, our sole officer and director, submitted his resignation letter pursuant to which he resigned from all offices of China Gengsheng Minerals, Inc. that he held effective immediately and from his position as our director on May 31, 2007.  Shunqing Zhang is currently our sole director.  In addition, our executive officers were replaced by the executive officers of Powersmart upon the closing of the reverse acquisition as described in more detail below.

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for approximately $10 million in gross proceeds.  In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LLC, or Brean Murray, and its potential designee(s), for services as placement agent for the private placement.  We also agreed to issue Brean Murray Carret & Co., LLC and its potential designee(s) a warrant for the purchase of 374,331 shares of our common stock in the aggregate.   The warrants are immediately exercisable, have piggyback registration rights and have a three year term.  On May 14, 2007, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register shares of our common stock sold to the investor in the private placement as well as shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designee.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company’s common stock owned by him, to be held for the benefit of the investors.  Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ending December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang..  However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang.

In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited.  Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company’s common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good.  Similarly, if the thresholds are not achieved in either year, the escrow agent must release certain amount of the make-good shares that were put into escrow.

Business Operations in the Second Quarter of 2007

During the second quarter of 2007, we continued to see strong demand for our mineral based refractory products and growth in our customer base, sales revenue and net income due largely to the performance of the Chinese economy and industries in which our customers operate.  We also commenced our operations of our fracture proppant product line during the second quarter of 2007 and made progress toward the launch of our fine precision abrasive product line, which we hope to be operational by late 2007 or early 2008.

The followings are some financial highlights for the second quarter of 2007:

•

Sales revenue increased approximately $3.17 million, or approximately 46.43%, to $10.00 million for the second quarter of 2007 from approximately $6.83 million for the same period last year.

•

Net income increased approximately $0.46 million, or 41.6%, to approximately $1.56 million for the second quarter of  2007 from $1.10 million for the same period of 2006.

•

The Company’s consolidated balance sheet (unaudited) as of June 30, 2007 included current assets of approximately $41.9 million and total assets of approximately $50.2 million.

Uncertainties that Affect our Financial Condition

Our primary challenge is our potential inability to produce enough of refractory and fracture proppant products to satisfy the increased demand for these products.  In order to increase our manufacturing capacity so that we can meet our projected demand, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment.  We have raised a total of approximately $10 million in the private placement that we closed on April 25, 2007.  We expect to use these funds for our new fine precision abrasives business.  We expect that the new production facilities will be operational by late 2007 and will be sufficient to satisfy the projected demands for this product for the foreseeable future.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2007 and June 30, 2006

The following table summarizes the results of our operations during the three-month periods ended on June 30, 2007 and June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended on June 30, 2007 to the three-month period ended on June 30, 2006.

(all amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended on June 30, 2007		Ended on June 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
Sales revenue	thousands	of net revenues	thousands	of net revenues
Cost of goods sold	9,998	100.0%	6,828	100.0%
Gross profit	6,126	61.3%	4,091	59.9%
General and administrative expenses	3,872	38.7%	2,738	40.1%
Selling expenses	623	6.2%	607	8.9%
Income before income taxes and minority interests	1,254	12.5%	964	14.1%
Income taxes	1,827	18.3%	1,117	16.4%
Net income	251	2.5%	8	0.1%
	1,563	15.6%	1,104	16.2%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
	Dollars in thousands		in thousands

Sales revenue	9,998	6,828	3,170	46.4%
Costs of goods sold	6,126	4,091	2,035	49.7%
Gross profit	3,872	2,738	1,134	41.4%
General and administrative expenses	623	607	16	2.6%
Selling expenses	1,254	964	290	30.1%
Income before income taxes and minority interests	1,827	1,117	710	63.6%
Income tax	251	8	243	3,037.5%
Net income	1,563	1,104	459	41.6%

Sales revenue.  Our sales revenue is generated from sales of our mineral based refractory products, primarily our monolithic refractory products and, increasingly, our industrial ceramic products and fracture proppant products.  Sales revenues increased approximately $3.17 million, or approximately 46.4%, to $10.00 million for the three months ended June 30, 2007 from $6.83 million for the three months ended June 30, 2006. The increase was primarily driven by an increase in new customers as well as from additional sales to our existing customers, which increased their  production volume in the second quarter thereby driving greater demand for, and sales of, our products for the three months ended June 30, 2007.  Additionally in the second quarter of 2007, we generated sales revenue from sales of our industrial ceramic products and fracture proppant products, which did not generate any meaningful sales revenue for us in the same period of 2006.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of goods sold increased $2.04 million, or approximately 49.7%, to $6.13 million for the three months ended June 30, 2007 from $4.09 million during the three months ended June 30, 2006. The increase in our cost of goods sold resulted from the increase in sales of our products and our sales revenue as well as from the costs associated with our recently launched industrial ceramic and fracture proppant product lines As a percentage of net revenues, the cost of goods sold increased approximately 1.4% to 61.3% in the three months ended June 30, 2007 from 59.9% in the three months ended June 30, 2006. The resulting increase was mainly attributable to the fact that in order to meet our growing production requirements, in the second quarter we had to purchase a large amount of partially finished products from outside suppliers and vendors, instead of purchasing or manufacturing the raw materials for such products less expensively ourselves.

Gross profit.  Our gross profit is equal to the difference between our sales revenue and our cost of goods sold.  Gross profit increased $1.13 million, or approximately 41.4%, to $3.87 million for the three months ended June 30, 2007 from $2.74 million for the three months ended June 30, 2006.  This increase was mainly attributable to and correlated to the increase in our sales volume.  Gross profit as a percentage of net revenues was 38.7% for the three months ended June 30, 2007, as compared to 40.1% during the three months ended June 30, 2006.  The percentage decrease in our gross profits as a percentage of net revenue was mainly due to the increase in our cost of goods sold.

Selling expenses.  Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.  Selling expenses increased $0.29 million, or approximately 30.1%, to $1.25 million for the three months ended June 30, 2007 from $0.96 million for the three months ended June 30, 2006.  This increase was directly related to the increase in the sales of our products and also resulted from increases in compensation payable to personnel in our sales department and increased traveling expenses for such personnel.  As a percentage of net revenues, our selling expenses decreased to 12.5% for the three months ended June 30, 2007, as compared to  14.1% for the same period in 2006, due largely to improved cost controls and our change to rail as the primary means of transporting our products.

General administrative expenses.  Our general administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  Our general administrative expenses increased approximately $16,000, or approximately 2.64%, to $0.62 million for the three months ended June 30, 2007, from $0.61 million for the same period in 2006.  The modest increase in the amount of general administrative expenses was primarily attributable to continuing start-up expenses associated with the commencement of our new fracture proppant product line.  As a percentage of net revenues, administrative expenses decreased to 6.2% for the three months ended June 30, 2007 as compared to 8.9% for the three months ended June 30, 2006.  The percentage decrease primarily resulted from the realization of economies of scale in administrative activities and more efficient cost controls over our administrative expenses.

Income before income taxes and minority interests.   Income before income taxes and minority interest was $1.83 million for the three months ended June 30, 2007, an increase of 63.6% from $1.12 million for the same period in 2006.  This increase was primarily attributable to the increase of our sales for the three months ended June 30, 2007 and the other factors described above.

Income taxes.  Our income taxes were $0.25 million for the three months ended June 30, 2007, an increase of 3,037.5% as compared to $8,000 for the three months ended June 30, 2006.  This increase is primarily attributable to the fact that in the second quarter of 2007, the Company no longer enjoyed the tax holiday that it enjoyed in 2006 during which time the Company was not obligated to make any tax payments.  In 2007, the Company is taxed at a rate of 15% on our income before income tax.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.”  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Net income.  Net income increased approximately $0.46 million, or 41.6%, to approximately $1.56 million for the three months ended June 30, 2007 from $1.10 million for the same period of 2006, as a result of the factors described above.

Comparison of Six-Month Periods Ended June 30, 2007 and June 30, 2006

The following table summarizes the results of our operations during the six-month period ended on June 30, 2007 and June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended on June 30, 2007 to the six-month period ended on June 30, 2006.

All amounts, other than percentages, in U.S. dollars

	Six-Month Period		Six-Month Period
	Ended on June 30, 2007		Ended on June 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	thousands	of net revenues	thousands	of net revenues
Sales revenue	18,518	100.0%	11,859	100.00%
Cost of goods sold	11,289	61.0%	7,206	60.8%
Gross profit	7,229	39.0%	4,653	39.2%
General and administrative expenses	1,215	6.6%	964	8.1%
Selling expenses	2,442	13.2%	1,683	14.2%
Income before income taxes and minority interests	3,285	17.7%	1,889	15.9%
Income taxes	436	2.4%	18	0.2%
Net income	2,821	15.2%	1,861	15.7%

	Six-Month	Six-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)
	Dollars in thousands		in thousands

Sales revenue	18,518	11,859	6,659	56.2%
Costs of goods sold	11,289	7,206	4,083	56.7%
Gross profit	7,229	4,653	2,576	55.4%
General and administrative expenses	1,215	964	251	26.0%
Selling expenses	2,442	1,683	759	45.1%
Income before income taxes and minority interests	3,285	1,889	1,396	73.9%
Income tax	436	18	418	2,322.2%
Net income	2,821	1,861	960	51.6%

Sales revenue.  Sales revenue increased $6.66 million, or approximately 56.2%, to $18.52 million for the six-month period ended June 30, 2007 from $11.86 million for same period in 2006.  This overall increase in sales revenue was due primarily to an increase in sales to new customers and greater sales to existing customers, whose increases in production volume generated greater demand for our products.  In addition, our increased revenue during the first six months of 2007 partly resulted from the growth in sales of our industrial ceramic product line.  During the first six months of 2007, revenue generated by sales of our industrial ceramic products was $1.19 million as compared to approximately $0.48 during the same period in 2006, due to the increased sale of our industrial ceramic products to new customers.  Furthermore, our fracture proppant product line, which was launched in late 2006, contributed approximately $100,000 in sales revenue during the first six months of 2007.

Cost of goods sold.  Our cost of goods sold increased $4.08 million, or approximately 56.7%, to $11.29 million for the six-month period ended June 30, 2007 from $7.21 million during the same period in 2006.  As a percentage of net revenues, our cost of goods sold was 61.0% and 60.8% for the six-month periods ended June 30, 2007 and 2006, respectively.  The dollar increase in our cost of goods sold was attributable to the increase in sales of our products, particularly our shaped refractory products.

Gross profit. Our gross profit increased approximately $2.58 million, or approximately 55.4%, to $7.23 million for the six-month period ended June 30, 2007 from $4.65 million for the same period in 2006.  This increase was mainly due to the increase in our sales revenue.  Gross profit as a percentage of net revenues remained stable for the six-month period ended June 30, 2007 as compared to 39.2% during the same period in 2006.  Gross profit as a percentage of net revenues was 39.0% for the six-month period ended June 30, 2007, as compared to 39.2% during the six-month period ended June 30, 2006. The decrease of such percentage was mainly due to the increase in our purchase costs which led to a decrease in gross profit as a percentage of net revenue.

Selling expenses.  Our selling expenses increased approximately $0.76 million, or approximately 45.1%, to $2.44 million for the six months ended June 30, 2007, from $1.68 million for the same period in 2006. This increase resulted primarily from costs associated with the increase in the sale of our products, particularly sales commissions and transportation costs. As a percentage of net revenues, our selling expenses decreased to 13.2% for the six-month period ended June 30, 2007 from 14.2% for the same period in 2006 due largely to improved cost controls our introduction of the use of rail for the transportation of our products.

General administrative expenses.  Our general administrative expenses increased $0.25 million, or approximately 26.0%, to $1.22 million for the six-month period ended June 30, 2007 from $0.96 million for the same period in 2006.  The increase in our general and administrative expenses was due to the expenses incurred by the commencement of our new fracture proppant segment operation as well as to professional fees and consulting fees payable in connection with our private placement financing transaction.  As a percentage of net revenues, administrative expenses decreased to 6.6% for the six-month period ended June 30, 2007 from 8.1% for the six-month period ended June 30, 2006.  The percentage decrease correlated to economies of scale realized as a result of the broadening of our operations and more efficient cost controls.

Income before income taxes and minority interests.  Income before income taxes and minority interests was $3.29 million for the six-month period ended June 30, 2007, an increase of 73.9% from the $1.89 million during the same period in 2006.  Our income before income taxes and minority interests increased as a result of increased sales revenue.

Income taxes.  Our income taxes during the six month period ended June 30, 2007 were $0.44 million as compared to $0.02 million for the same period in June 30, 2007, representing a 2,322.2% increase.  The increase in income taxes in 2007 was resulted from the expiration of the tax holiday we enjoyed in 2006 when we paid minimal income taxes.  In 2007, the Company is taxed at a rate of 15% on our income before income tax.

Net income.   Net income increased  to approximately $2.82 million for the six-month period ended June 30, 2007 as compared to approximately $1.86 million for the same period in 2006, an increase of approximately $0.96 million or approximately 51.6%.  This increase is due to the factors describe above.

Liquidity and Capital Resources

As of  June 30, 2007, we had cash and cash equivalents of $7.2 million.  The following table sets forth a summary of our cash flows for the periods indicated:

	Six-month period ended June 30,
	2007	2006
	(Dollars in thousands)

Net cash (used in) operating activities	(2,377)	(877)
Net cash (used in) investing activities	(1,026)	(813)
Net cash provided by financing activities	10,062	1,246
Net cash inflow/ (outflow)	6,742	(433)

Operating Activities

Net cash used in operating activities was $2.38 million for the six-month period ended June 30, 2007, which is an increase of $1.5 million from $0.88 million net cash used in operating activities for the same period in 2006.  The net outflow from our operating activities was mainly due to an increase in bills receivable which represented bankers’ acceptance drafts used to settle the trade receivable.

As of June 30, 2007, we have $1.48 million in bills receivable, which we received from our customers in the form of bankers’ acceptance drafts.  In China, bankers’ acceptance drafts are used to settle trade debts between companies. A banker’s acceptance draft is issued by a depositor who maintains an account at an acceptance bank.  The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers’ acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers’ acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers’ acceptance drafts to pay our suppliers.  Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the next twelve months.

Investing Activities

Net cash used in investing activities was $1.03 million for the six-month period ended June 30, 2007, which is mainly due to settle the payment for construction work in connection with a factory for our new fracture proppant business segment.

Financing Activities

Net cash provided by financing activities was $10.06 million for the six-month period ended June 30, 2007 which is an increase of $8.81 million, as compared to net cash provided by financing activities for the same period ended in 2006. There are two main reasons for the increase of the net cash provided by financing activities.

•

On April 25, 2007, we completed a private placement financing transaction in which we sold 5,347,594 shares of our common stock to certain accredited investors for approximately $10.0 million in gross proceeds and approximately $8.5 million after the deduction of the transaction costs.

•

During the first six months of 2006, the Company borrowed approximately $3.24 million from commercial banks in China for the construction and development of our new fracture proppant business line.

As of June 30, 2007, the Company and its subsidiaries had been extended bank loans with the following terms:

(in U.S. Dollars)

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Agricultural Bank of China	December 30, 2006	December 29, 2007	1 year	7.34%	$657,500
China Citic Bank	January 12, 2007	July 31, 2007	6 months	7.34%	$1,972,500
Agricultural Bank of China	March 13, 2007	March 12, 2008	1 year	7.34%	$1,315,000

We expect that we will repay the foregoing loans upon maturity out of operating cash flows or through a refinancing of the debt by having a new financing.

On June 8, 2007, we repaid a loan in the principal amount of $1,297,100 to Shanghai Pudong Development Bank.

On July 20, 2007, our subsidiary, Henan Gengsheng Refactories Co., Ltd. obtained a new loan in the principal amount of approximately $1,315,000 (RMB10,000,000) from Shanghai Pu Dong Development Bank.  This loan is for a one-year term, maturing on July 19, 2008 and bears interest at the rate of 6.57%.  Additional information regarding this loan, included a copy of the loan agreement, can be found in our Current Report on Form 8-K filed on July 26, 2007 with the U.S. Securities Exchange Commission and available on the SEC’s EDGAR database at www.sec.gov.

Giving effect to the foregoing bank loans and other financing activities, we believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2007:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$ 3,945,000	$ 3,945,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$ 3,945,000	$ 3,945,000	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On December 30, 2006, our subsidiary Henan Gengsheng entered into a loan agreement with China Agricultural Bank, Gongyi Branch, for a loan in the principal amount of $657,500.  The interest rate for this loan is 7.34% per annum and the loan has a maturity date of December 29, 2007.

On January 12, 2007, our subsidiary Henan Gengsheng entered into a short-term loan agreement with China Citic Bank, for a loan in the principal amount of $1,972,500. The interest rate for this loan is 7.34% per annum and the loan has a maturity date on July 31, 2007.

On March 13, 2007, our subsidiary Henan Gengsheng entered into a loan agreement with Agricultural Bank of China, for a loan in the principal amount of $1,315,000. The interest rate for this loan is 7.34% per annum and the loan has a maturity date on March 12, 2008.

On July 20, 2007, our subsidiary, Henan Gengsheng obtained a new loan from Shanghai Pu Dong Development Bank in the amount to $1,315,000 (RMB10,000,000), at a 6.57% interest rate and a maturity date of July 19, 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Allowance of doubtful accounts

We establish an allowance for doubtful accounts based on management's assessment of the collectibility of accounts receivables. A considerable amount of judgment is required in assessing the amount of the allowance, including our consideration of the historical level of credit losses and applies percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 1% of gross amount of accounts receivables due below 1 year, 5% of gross amount of accounts receivables due from 1 to 2 years, 40% of gross amount of accounts receivables due from 2 to 3 years and 70% of gross amount of accounts receivables due over 3 years. Additional specific provision is made against accounts receivables to the extent which they are considered to be doubtful. Bad debts are written off when identified.  We do not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes. We estimate the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, we estimate net realizable value based on intended use, current market value and inventory aging analyses.  We write down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.  Based on the above assessment, we establish a general policy to make a 50% provision for inventories aged over 1 year.  Historically, the actual net realizable value is close to the management estimation.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are:

	Annual rate	Residual value
Buildings	5 7%	3 10%
Plant and machinery	9 39%	3 10%
Furniture, fixtures and equipment	9 20%	3 10%
Motor vehicles	9 18%	3 10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Revenue recognition

Revenue from sales of our products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company has evaluated the effect of FIN 48 and there was no material effects on its financial statements in adopting FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal year.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on our financial statements upon adoption.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its financial statements upon adoption.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  The Company has evaluated the effect of SAB No. 108 and there was no material effects on its financial statements in adopting SAB No. 108.

In December 2006, the FASB issued Staff Position No. EITF 00−19−2, "Accounting for Registration Payment Arrangement." The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  We believe that our current accounting is consistent with the FSP. Accordingly, adoption of the FSP has had no effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time we have delivered debt guarantees on behalf of Zhengzhou Jinyuan Flour Co., Ltd which are summarized as follows :-

	June 30 2007	December 31 2006
	(Unaudited)	(Audited)
Guarantees given by the Company	$6,575,000	$2,564,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company.  Therefore, no obligation in respect of the above guarantees was recognized as of June 30, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively.  The change in interest rates has no impact on our bank loans secured before July 28, 2007.   We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

The Company is exposed to credit risk from its cash and cash equivalents and bills and trade receivable.  The credit risk on cash and cash equivalents are limited because the counterparties are recognized financial institutions.  Bills and trade receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

Foreign Currency Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars.  In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Commodity Price Risk

The main raw materials of our Company is the natural resources of minerals and other natural resources which may be affected by the laws, regulations or other measure promulgated by the PRC government. Because of the increasing concern about environmental issues, the PRC Government is now putting more restrictions on mining activities.  The supply of the minerals and other natural resources used in connection with our business operations may be affected and we may have exposure to fluctuations in the prices of commodities used in our business and other related commodity risks.

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China.  Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.   Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-Q.

Concentration Risk and Uncertainties

During each of fiscal years 2006, 2005 and 2004, we had only one customer representing 10% or more of the company’s consolidated sales.  In 2004, only Shijiazhuang Steel & Iron Co., Ltd., or Shijiazhuang Steel, accounted for 10% or more of our sales.  Our sales to Shijiazhuang Steel amounted to approximately $2,277,096, or 12% of our total sales in that period.  In 2005, only Rizhao Steel Co., Ltd., or Rizhao Steel, accounted for 10% or more of our sales.  Our sales to Rizhao Steel amounted to $3,365,143, or 15.2% of our sales in 2005.  Rizhao Steel was also the only customer who accounted for 10% or more of our sales in 2006.  Our sales to Rizhao Steel accounted for 16.6%, or $4,553,646 of our revenues for 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term internal disclosure controls and procedures, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Shunqing Zhang, our President and Chief Executive Officer, and Hongfeng Jin, our Interim Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

We also maintain internal control over financial reporting. The term internal control over financial reporting, as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (GAAP), and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal controls over financial reporting during the three-month period ended on June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters  may  arise  from  time to time  that may harm our  business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Approximately 59% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 165 active customers, approximately 59% of our sales revenue came from our top ten customers in fiscal year 2006, with Rizhao Steel Co., Ltd. alone accounting for approximately 17% of our sales revenue.  If we cease to do business at or above current levels with Rizhao Steel Co., Ltd. or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

Our inability to overcome fierce competition in the highly fragmented and highly competitive Chinese refractory market could reduce our revenue and net income.

The refractory market in China is highly fragmented with over 1,500 producers of refractory products, according to the Chairman of the Association of China Refractory Industry.  Our competitors manufacture products that are similar to and directly compete with the products that we manufacture and market.  We compete with many other refractory manufacturers in China, on a region-by-region basis, and with international competitors on a world wide basis.  Our main competitors are located in China and  include Puyang Punai High-temperature Materials Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., Beijing Lirr Refractories Co., Ltd. and others.  Currently, our primary international competitor is Mineral Technologies, Inc. in the United States.

As a market leader in the monolithic refractory marketplace, we can buy raw materials in large quantities allowing us to negotiate volume pricing resulting in lower than our smaller competitors pay for their raw materials.  As our smaller competitors consolidate and grow larger, they may able to negotiate similar volume pricing from raw material suppliers.  Under that scenario, any cost advantage that we currently enjoy may be reduced or eliminated altogether.  Although our smaller competitors may pay higher materials costs relative to our material costs, their operating and administrative costs may be lower than ours, which may allow our competitors to quote very competitive prices for their products and services.  Their competitive prices may force us to lower our prices and to sell products and services at a loss in order to maintain our market share.  Currently, we have a policy for setting a pricing floor so that we do not sell products at a loss; however, we cannot assure you that we can maintain this policy indefinitely.  Thus, increased competition in our industry could reduce our revenue and net income.

A downturn or negative changes in the highly volatile steel and iron industry will harm our business and profitability.

In 2002, the iron and steel industries accounted for approximately 60% of consumption in the Chinese refractory industry according to the industry association statistics published at http://www.nhcl.com.cn/nhxxb/nhxx2002b.htm.  Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry.  The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates.  These macroeconomic factors have historically resulted in wide fluctuations in the Chinese and the global economies in which steel companies sell their products.  In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for steel products and, could in turn, negatively impact our sales, margins and profitability.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China's steel production.  According to data provided by the Association of China Refractories Industry, total output of refractory products over the past five years grew from 9.81 million tons in 2000 to 22.76 million tons in 2005, representing an annualized growth rate of 18.3%.  Total sales grew from RMB 19,300 million to RMB 64,000 million, representing an annualized growth rate of 27.1%.  Our industry’s growth has been driven by the growth in the Chinese steel industry.  According to figures provided by the National Statistics Bureau of China, the Chinese steel output grew from an annual output of 157 million tons in 2001 to 419 million tons in 2006, representing a CAGR of 21.7%.  Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China is expected to grow to 651 million tons by 2010, representing a CAGR of 11.6 % over the next four years.  If the steel industry experiences such a slowdown, our growth prospects will likewise be curtailed.  Additionally, the market for monolithic refractories in China is still in the developmental stage, and successful market penetration of the monolithic refractories depends heavily on two factors.  First, successful market penetration depends on technological progress that results in better performance by our customers, new varieties of products that meet our customer's future requirements, and more efficient and effective installation and maintenance methods.  Second, successful market penetration also depends on our marketing strategy and our ability to execute that strategy while maintaining a high quality of service to our customers.  Our future revenue growth—without acquisitions—may maintain growth, but nevertheless, we may not match our past growth rate.

Improvements in the quality and lifespan of refractory products may decrease product turnover and our sales revenues.

Technological and manufacturing improvements have made refractory products more durable and more efficient. While making products more durable and more efficient is generally a positive development, the increased quality and durability of refractory products could lead to declining consumption and turnover of refractory products, which is usually measured in kilograms consumed per ton of steel produced.  According to the Association of China Refractories Industry, in the developed nations, the average refractory consumption per ton of steel produced dropped from 60 kilograms consumed per ton of steel produced in the 1950s to 13 kilograms consumed per ton of steel produced in 2005.  In China, the current average consumption rate is approximately 28 kilograms consumed per ton of steel produced.  With the growth rate in the steel industry decelerating and with the consumption rate of refractory products per ton of steel produced decreasing, the refractory industry's future growth rate may decelerate.  We can increase our prices to offset a decrease in product consumption, but we cannot assure you that price increases will be acceptable to our customers.

Our new products are complex and may contain defects that are detected only after their release to our customers, which may cause us to incur significant unexpected expenses and lost sales.

Our products are highly complex and must operate at high temperatures for a long period of time.  Although our new products are tested prior to release, they can only be fully tested when they are used by our customers.  Consequently, our customers may discover defects after new products have been released.  Although we have test procedures and quality control standards in place designed to minimize the number of defects in our products, we cannot guarantee that our new products will be completely free of defects when released.  If we are unable to quickly and successfully correct the defects identified after their release, we could experience significant costs associated with compensating our customers for damages cause by our products, costs associated with correcting the defects, costs associated with design modifications, and costs associated with service or warranty claims or both.  Additionally, we could lose customers, lose market share, and suffer damage to our reputation.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and jeopardize our current profit margins and profitability.

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminate cement, and silica.  We primarily use bauxite in the production of refractory materials, fracture proppants and some industrial ceramic products.  The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations.  Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers.  In 2006, raw material costs accounted for 81.4% of the production cost for refractory products and 75.3% for industrial ceramics products.

Our production facilities are located in Gongyi, Henan Province, where there is currently an abundant reserve of bauxite and corundum for refractory manufacturing.  Although our proximity to bauxite allows us to benefit from a relatively short delivery time and lower shipping costs to our production facilities, we may experience supply shortages or price increases or both due to sharp increases in overall industry demand for bauxite.  Besides purchasing bauxite from local suppliers, we also purchase bauxite, mullite, magnesia, calcium aluminate cement and other raw materials from suppliers in Shanxi Province, Shandong Province, Liaoning Province and Gansu Province.  All these locations are outside of Henan Province.  Higher shipping costs will increase our cost of raw materials from these sources and will have a negative impact on our revenues and profitability.

Further, if our existing suppliers are unable or unwilling to deliver our raw materials requirements in time to meet our production schedules, we may be unable to produce certain products, which could result in a decrease in revenues and profitability and a loss of good will with our customers, and could tarnish our reputation as a reliable supplier in our industry.  In the event that our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all due to contractual agreements or pricing pressures in the refractory market.  Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings and profitability.

Actions by the Chinese government could drive up our material costs and could have a negative impact on our profitability.

In the past five years, the Chinese government has shut down some outdated mineral mines in China.  These shutdowns have decreased the overall supply of raw materials needed to produce refractory products.  As a result, the materials costs for our products have increased.  If the Chinese government shuts down more mineral mines, we could experience further supply shortages and prices increases that could have a negative impact on our profitability.

We may not be able to implement our business plan because we may be unable to both fund the substantial ongoing capital and maintenance expenditures that our operations require and invest in new projects at the same time.

Our operations are capital intensive and the nature of our business and our business strategy will require additional substantial working capital investment.  We require capital for building new production lines, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations, and to pursue new market opportunities.  Our current business plan estimates our anticipated capital expenditures for the period ending on December 31, 2007 to be approximately $6,500,000.  We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under our credit facilities, and we may require additional debt or equity financing.  We cannot assure you, however, that this type of financing will be available or, if available, it may result in increased interests expense, increased leverage and decreased income available to fund further expansion.  In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downtowns.  If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may be adversely impacted.

A significant interruption or casualty loss at any of our facilities could increase our production costs and reduce our sales and earnings.

Our manufacturing process requires large industrial facilities for crushing, smashing, batching, molding and baking raw materials.  After the refractory products come off the production line, we need additional facilities to inspect, package, and store the finished goods.  Our facilities may experience interruptions or major accidents and may be subject to unplanned events such as explosions, fires, inclement weather, acts of God, terrorism, accidents and transportation interruptions.  Any shutdown or interruption of any facility would reduce the output from that facility, which could substantially impair our ability to meet sales targets.  Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings.  In addition to the revenue losses, longer-term business disruption could result in the loss of goodwill with our customers.  To the extent these events are not covered by insurance, our revenues, margins and cash flows may be adversely impacted by events of this type.

Environmental regulations impose substantial costs and limitations on our operations.

Our products are not considered environmentally hazardous materials, however, the dust produced during our production process is considered hazardous to the environment.  We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations.  We are subject to various national and local environmental laws and regulations concerning issues such as air emissions, wastewater discharges, and solid and hazardous waste management and disposal.  These laws and regulations are becoming increasingly stringent.  While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business.  It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs.  While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

If our customers and/or the ultimate consumers of products which use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are widely used as protective linings in industrial furnaces operating in highly hazardous environments because those furnaces must operate under extremely high temperatures in order to produce iron, steel and other industrial products.  Significant property damage, personal injuries and even death can result from the malfunctioning of high temperature furnaces as a result of defects in our refractory products.  The costs and resources needed to defend product liability claims could be substantial.  If found liable, we could be responsible for paying some or all of the damages.  We do not have product liability insurance.  The publicity surrounding these sorts of claims is also likely damage our reputation, regardless of whether such claims are successful.  Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

If we are not able to adequately secure and protect our patent, trademark and other proprietary rights our business may be materially affected.

We hold patents for (a) integral casting technology for mixer furnaces (which expires on December 29, 2020), (b) a ceramic pressurizing double flashboard and brake valve (which expires on January 24, 2015), (c) a straight burning gas regeneration kiln (which expires on May 23, 2015) and (d) a pump-used ceramic post stopper (which expires on March 8, 2016).  We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions.  These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary.  Furthermore, third parties could challenge the scope or enforceability of our patents.  In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction.  In addition, the relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.  Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

Expansion of our business may strain our management and operational infrastructure and impede our ability to meet any increased demand for our products.

 Our business plan is to significantly grow our operations by meeting the anticipated growth in demand for existing products and by introducing new product offerings.  Growth in our business may place a significant strain on our personnel, management, financial systems and other resources.  Our business growth also presents numerous risks and challenges, including:

•

our ability to successfully and rapidly expand sales to potential customers in response to potentially increasing demand;

•

the costs associated with such growth, which are difficult to quantify, but could be significant; and

•

the costs associated with developing new products to keep pace with rapid technological changes.

To accommodate this growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage existing and additional employees.  Funding may not be available in a sufficient amount or on favorable terms, if at all.  If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel.  These key personnel include Shunqing Zhang, our President and CEO; Bo Hu, President of ZhengZhou Duesail Fracture Proppant Co. Ltd.;  Zhenyong Bi, Manager of Henan Gengsheng Refractories Co., Ltd.;  and Hongfeng Jin, our Interim Chief Financial Officer and Interim Corporate Secretary.  We have employment contracts with all of these individuals.  Although none of our key people are planning to retire or nearing retirement age, if we lose any one of them due to any unforeseeable event or if any one of them should fail to perform in his current position, and if we are not able to find another person with similar skills and experience as a replacement in a timely fashion, our business could suffer.  Significant turnover in our senior management also could significantly deplete the institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We do not have any independent directors and there is no assurance that any independent directors will be appointed or what their qualifications may be if they are appointed.

We currently do not have any independent directors.  In the future, we may appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls.  We were not subject to these requirements for the fiscal year ended December 31, 2006; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404.  Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We have not earned any revenues on our new fracture proppant products and we cannot guarantee that we will earn any revenues on this product line in the future or that it will ultimately be profitable.

We first produced fracture proppant products in December 2006, through our direct, wholly-owned BVI subsidiary, Smarthigh and its direct and wholly-owned Chinese subsidiary, Duesail, but none of our fracture proppant products have been sold.  We are expecting to see a 15% increase in our total revenues for the initial sales of fracture proppant products in 2007, but the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the marketing of new products.  There can be no assurance that we will be able to market any fracture proppant products in the future, that future revenues from such sales will be significant, that any sales will be profitable or that we will have sufficient funds available to continue the manufacturing and marketing of these products.  However, we do not expect our other operations to be materially affected by our failure to successfully market our new fracture proppant products.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

•

Level of government involvement in the economy;

•

Control of foreign exchange;

•

Methods of allocating resources;

•

Balance of payments position;

•

International trade restrictions; and

•

International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by  purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership;  adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity;  covering the use of existing offshore entities for offshore financings;  purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and  making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The value of our securities will be affected by the currency exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated.  For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed.  Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our procurement strategy is to diversify our suppliers both in the PRC and overseas.  And some of our raw materials and major equipments are currently imported.  These transactions are often settled in U.S. dollars or other foreign currency.  In the event that the U.S. dollars or other foreign currency appreciate against RMB, our costs will increase.  If we cannot pass the resulted cost increase to our customers, our profitability and operating results will suffer.  In addition, because our sales to international customers are growing, we are subject to the risk of foreign currency depreciation.

New corporate income tax law could adversely affect our business and our net income.

On March 16, 2007, National People's Congress passed a new corporate income tax law, which will be effective on January 1, 2008.  This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China.  According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally increase to 25% over a five-year period.  We are expecting that the rules for implementation  would be enacted by the Chinese government in the coming months.  After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period.  The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our President  and CEO holds a significant percentage of our outstanding voting securities.

Shunqing Zhang, our CEO and President is the beneficial owner of approximately 70.3 % of our outstanding voting securities.  As a result, he possess significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions.  His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations; and may discourage a potential acquirer from making a tender offer.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorize the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders.  These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for approximately $8.5 million in gross proceeds and approximately $8.0 million after the deduction of the transaction costs.  In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LLC, or Brean Murray, and its potential designee(s), for services as placement agent for the private placement.  We also agreed to issue Brean Murray Carret & Co., LLC and its potential designee(s) a warrant for the purchase of 374,331 shares of our common stock in the aggregate.

On May 14, 2007, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register shares of our common stock sold to the investor in the private placement as well as shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designee.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six-month period ended on June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on June 30, 2007.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6.

EXHIBITS

EXHIBITS.

31.1

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:  August 14, 2007

CHINA GENGSHENG MINERALS, INC.

By: /s/ Hongfeng Jin

--------------------------------------

Hongfeng Jin

Interim Chief Financial Officer

(On behalf of the Registrant and as

its Principal Financial Officer)

EXHIBIT INDEX

Exhibit

Number     Description

31.1

Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.