Form 10-Q
period 2007-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2007-11-14
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

or

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

Transitional Small Business Disclosure Format (check one): Yes ___        No    X

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

 CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30	December 31
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,300,935	$426,099
Restricted cash	1,334,000	192,300
Accounts receivable	21,230,298	14,103,129
Bills receivable	4,260,465	238,452
Other receivables and prepayments	2,445,948	758,121
Advances to staff	1,031,664	964,308
Inventories	6,779,275	6,416,703
Deferred tax assets	70,878	13,561

Total current assets	42,453,463	23,112,673

Intangible asset-unpatented technology	319,753	319,753
Property, plant and equipment, net	7,955,539	6,640,189
Land use right	894,994	871,738

Total assets	$51,623,749	$30,944,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$5,310,258	$4,661,178
Bills payable	1,334,000	192,300
Other payables and accrued expenses	3,634,801	3,164,381
Income taxes payable	261,563	217
Non-interest-bearing loans	1,280,585	1,698,846
Secured short-term bank loans	6,003,000	1,923,000
Deferred tax liabilities	318,836	12,967

Total current liabilities	18,143,043	11,652,889

Minority interests	178,322	142,782

STOCKHOLDER'S EQUITY
Preferred stock - $0.001 par value 50,000,000 authorized, no shares issued and outstanding	-	-
Common stock-$0.001 par value 100,000,000 shares authorized, 24,038,183 and 16,887,815 equivalent shares issued and outstanding	24,038	16,888
Additional paid-in capital	14,203,507	6,033,226
Statutory and other reserves	6,212,239	6,212,239
Accumulated other comprehensive income	1,891,061	867,757
Retained earnings	10,971,539	6,018,572

Total stockholders’ equity	33,302,384	19,148,682

Total liabilities and stockholders’ equity	$51,623,749	$30,944,353

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2007	2006	2007	2006
Revenue
Sales	$28,802,975	$18,880,971	$10,284,872	$7,022,344

Cost of goods sold	(17,071,233)	(11,337,487)	(5,781,750)	(4,131,504)
Gross profit	11,731,742	7,543,484	4,503,122	2,890,840

Operating Expenses
General and administrative expenses	2,007,213	1,479,368	792,300	515,327
Amortization and depreciation	159,445	117,561	56,349	42,916
Selling expenses	3,502,813	2,737,304	1,061,074	1,054,708
Total operating expenses	5,669,471	4,334,233	1,909,723	1,612,951

Net operating income	6,062,271	3,209,251	2,593,399	1,277,889

Other Income (expenses)
Government grant income	72,113	26,846	513	78
Interest income	52,840	5,790	47,572	4,069
Other income	2,503	2,628	1,812	1,110
Finance costs	(395,436)	(128,482)	(134,006)	(55,852)
Total other (expenses)	(267,980)	(93,218)	(84,109)	(50,595)

Income before income taxes and minority interests	5,794,291	3,116,033	2,509,290	1,227,294

Income taxes	(805,784)	(21,666)	(369,523)	(4,160)

Income before minority interests	4,988,507	3,094,367	2,139,767	1,223,134

Minority interests	(35,540)	(13,267)	(7,319)	(2,774)

Net income	$4,952,967	$3,081,100	$2,132,448	$1,220,360
Other comprehensive income
Foreign currency translation adjustment	1,023,304	467,959	462,780	192,424

Total comprehensive income	$5,976,271	$3,549,059	$2,595,228	$1,412,784

Earnings per share
-Basic	$0.24	$0.18	$0.09	$0.07
-Diluted	$0.23	$0.18	$0.09	$0.07

Weighted average number of shares
-Basic	21,052,317	16,887,815	24,038,183	16,887,815
-Diluted	21,142,016	16,887,815	24,202,970	16,887,815

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$4,952,967	$3,081,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	397,063	256,886
Amortization of land use right	11,852	13,584
Deferred taxes	243,433	-
Minority interest	35,540	13,267
Recovery of doubtful debts	-	(84,874)
Recovery of obsolete inventories	-	(23,196)
Changes in operating assets and liabilities:
Restricted cash	(1,110,440)	(549,912)
Accounts receivable	(6,419,500)	(971,925)
Bills receivable	(3,929,327)	632,399
Other receivables and prepayments	(998,594)	(2,139,556)
Advances to staff	(27,658)	(747,679)
Inventories	(99,732)	(1,663,587)
Other payables and accrued expenses	336,788	1,074
Trade payables	450,497	750,834
Bills payable	1,110,440	549,912
Income tax payable	255,931	3,884
Net cash flows used in operating activities	(4,790,740)	(877,789)

Cash flows from investing activities
Payments to acquire intangible assets - unpatented technology	-	(311,884)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(2,063,800)	(965,567)
Net cash flows used in investing activities	(2,063,800)	(1,277,451)

Cash flows from financing activities
Proceeds from bank loans	8,491,600	1,312,290
Repayment of bank loans	(4,572,400)	-
Repayment of non-interest-bearing loans	(477,090)	-
Cash acquired from RTO	3,036	-
Share issue expenses paid	(321,295)	-
Proceeds from issuance of shares, net of direct share issue expenses of $1,504,310	8,495,690	-
Net cash flows provided by financing activities	11,619,541	1,312,290

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(CONT’D)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

	Nine Months Ended
	September 30,
	2007 (unaudited)	2006 (unaudited)

Effect of foreign currency translation on cash and cash equivalents	109,835	15,192

Net increase (decrease) in cash and cash equivalents	4,874,836	(827,758)

Cash and cash equivalents - beginning of period	426,099	1,420,344
Cash and cash equivalents - end of period	$5,300,935	$592,586

Supplemental disclosure of cash flow information:
Cash paid for:
Interest paid	$238,954	$77,276
Income taxes	$314,136	$17,781

Non-cash financing activities:
Issuance of placement agent warrants	$748,034	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1.

Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by China GengSheng Minerals, Inc. (formerly known as China Minerals Technologies Inc., formerly known as Point Acquisition Corporation) (the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in S-1/A of the Company filed on September 28, 2007. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.        Corporate information and reorganization

The Company was originally incorporated on November 13, 1947 in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation. On July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. The Company’s common stock is quoted on the NASD over−the−counter bulletin board under the symbol “CHGS.”

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

This share exchange transaction resulted in Powersmart’s shareholder obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a RTO with Powersmart as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Powersmart become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,802,871 shares of the Company outstanding prior to the RTO are accounted for at $3,036 of net book value at the time of the RTO. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the RTO as of the first day of the first period presented.

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

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ending December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre−defined formula agreed to between the investors and Mr. Zhang. However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. For purposes of determining whether or not the after tax net income threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to the Company, even if such treatment is required by United States generally accepted accounting principles ("GAAP").

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

2.           Corporate information and reorganization (cont’d)

In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company’s common stock to cover the same minimum net income thresholds as described above with respect to the investor make−good. Similarly, if the thresholds are not achieved in either year, the escrow agent must release certain of the make−good shares that were put into escrow.

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

Powersmart and its subsidiaries were reorganized prior to the RTO in order to simplify the group structure and for the fund raising exercise.

In the fiscal years 2004 and 2005, the companies comprising the group included Powersmart, Refractories, Gongyi Gengsheng Refractories Co., Ltd. (“Furnace”), Gongyi Sanwei Refractories Co., Ltd. (“Sanwei”), High-Temperature and Smarthigh.  Furnace was established in the PRC in July 1995 and Sanwei was established in the PRC in December 1985.  Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

2.           Corporate information and reorganization (cont’d)

Mr. Shunqing Zhang has been the sole stockholder of both Powersmart and Smarthigh since their incorporation in November 2004.  Prior to the reorganization detailed in the following paragraphs, Mr. Shunqing Zhang owned 91%  of the registered  capital of Refractories, Furnace and Sanwei, while 9 other individuals owned the remaining 9% of each of these companies respectively.

Since the dates of establishment, Refractories, High-Temperature, Furnace and Sanwei were domestic enterprises in the PRC.  As a first step in the restructuring, Powersmart was formed to acquire the entire equity interests of Refractories, Furnace and Sanwei at an aggregate consideration of $7,133,700 on December 3, 2004, such that all these three companies became its wholly-owned subsidiaries.  Such $7,133,700 was funded by Mr. Shunqung Zhang to Powersmart for the purpose of acquiring these three companies. The entire amount was paid to their then stockholders including $6,491,700 to Mr. Shunqing Zhang himself and $642,000 to the 9 other shareholders.  Since then these 9 individuals did not hold any equity interest in these three companies.

Since Powersmart became their immediate holding company, Refractories, Furnace and Sanwei are qualified as wholly owned foreign enterprises (“WOFEs”) which are entitled to certain tax benefits (Note 8). Following the change of legal form of Refractories from a domestic enterprise to a WOFE, its 89.33% owned subsidiary, High-Temperature, also became a Sino-foreign equity joint venture.

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

3.

Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the Henan Province of the PRC.  Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramic and fracture proppant products.

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

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

3.

Description of business (cont’d)

The monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery.  The functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics.  The fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells.  Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery.  Customers include some of the largest steel and iron producers located in approximately 25 provinces in the PRC as well as in other countries in Asia, Europe and the United States.

4.

Recently issued accounting pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”.  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company has evaluated the effect of FIN 48 and there was no material effects on its condensed consolidated financial statements in adopting FIN 48.

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its condensed consolidated financial statements upon adoption.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on its condensed consolidated financial statements upon adoption.

SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has evaluated the effect of SAB No. 108 and there was no material effects on its condensed consolidated financial statements in adopting SAB No. 108.

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

4.

Recently issued accounting pronouncements (cont’d)

FSP EITF 00−19−2 “Accounting for Registration Payment Arrangements” –

In December 2006, the FASB issued Staff Position No. EITF 00−19−2, "Accounting for Registration Payment Arrangement." The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP has had no effect on its condensed consolidated financial statements.

5.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Numerator:
Net income	$4,952,967	$3,081,100	$2,132,448	$1,220,360

Denominator:
Weighted average common shares used to compute basic EPS	21,052,317	16,887,815	24,038,183	16,887,815
Dilutive potential from assumed exercise of warrants	89,699	-	164,787	-
Weighted average common shares used to compute diluted EPS	21,142,016	16,887,815	24,202,970	16,887,815

Earnings per share - Basic	$0.24	$0.18	$0.09	$0.07
Earnings per share - Diluted	$0.23	$0.18	$0.09	$0.07

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

6.         Inventories

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$2,696,531	$2,140,608
Work-in-progress	647,869	294,650
Finished goods	3,457,278	4,002,975

	6,801,678	6,438,233
Provision for obsolete inventories	(22,403)	(21,530)

	6,779,275	$6,416,703

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

9.

Secured short-term bank loans

				September 30	December 31
Banker	Loan period	Interest rate	Secured by	2007	2006
				(Unaudited)	(Audited)

(1) Shanghai PuDong Development Bank	2006-06-09 to 2007-06-08	4.88%	Guarantees executed by third party - Zhengzhou Jinyuan Flour Co., Ltd	$-	$1,282,000
(2) Shanghai PuDong Development Bank	2007-07-20 to 2008-07-19	6.57%	Guarantees executed by the Company's sole director Zhang Shunqing and third party - Zhengzhou Jinyuan Flour Co., Ltd	1,334,000	-
(3) Agricultural Bank of China	2006-12-30 to 2007-12-29	7.34%	Guarantees executed by the Company's sole director Zhang Shunqing and third party - Zhengzhou Dayugou Mining Bureau.	667,000	641,000

(4) Agricultural Bank of China	2007-09-30 to 2008-09-29	3.00%	Guarantees executed by the Company's sole director Zhang Shunqing and third party - Zhengzhou Jinyuan Flour Co., Ltd	1,334,000	-
(5)Industrial and Commercial Bank of China	2007-09-14 to 2008-08-13	7.72%	Guarantees executed by third party - Zhengzhou Jinyuan Flour Co., Ltd	2,668,000	-

				$6,003,000	$1,923,000

As of September 30, 2007, the Company’s banking facilities are composed of the following:-

Facilities granted	Granted	Amount Utilized	Unused
Secured bank loans	$6,003,000	$6,003,000	$-

10.

Related party transactions

Apart from the transactions as disclosed in note 9 to the financial statements, during the nine months ended September 30, 2007, the Company had no material transactions carried out with related parties during the reporting periods.

As disclosed elsewhere in these financial statements, Mr. Shunqing Zhang, the sole director and controlling stockholder of the Company is able to significantly influence the Company’s operations.

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

The Company is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations.  Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position, operating results or cash flows of the Company.

During the nine months ended September 30, 2007 and 2006, the Company has incurred expenditure for routine pollutant discharge fees amounting to $13,064 and $13,998 and these costs were incurred in general and administrative expenses.

(b)

The Company also guaranteed debts to Zhengzhou Jinyuan Flour Co., Ltd which is summarized as follows :-

	September 30 2007	December 31 2006
	(Unaudited)	(Audited)
Guarantees given by the Company	$8,270,000	$2,564,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is nil for the Company.  Therefore, no obligation in respect of the above guarantees was recognized as of September 30, 2007 and December 31, 2006.

12.       Common stock and additional paid-in capital

	Common Stock Par value $0.001		Additional paid-in capital
	Number of shares	Amount

Balance, January 1, 2006 and December 31, 2006	16,887,815	$16,888	$6,033,226
Recapitalization	1,802,871	1,803	1,233
Share issued for proceeds of $10 million	5,347,594	5,347	9,994,653
Cost of raising capital	-	-	(2,573,639)
Warrants issued in connection with private placements - Note 15	-	-	748,034
Cancellation of common stock	(97)	-	-

Balance, September 30, 2007	24,038,183	$24,038	$14,203,507

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

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

12.       Common stock and additional paid-in capital (cont’d)

(c)

97 shares of the Company’s common stock were erroneously issued to a shareholder for rounding up after the 1-for-50 reverse split of the Company’s common stock that occurred on December 11, 2006.  The shares were returned and cancelled on May 1, 2007.

13.

Operating Risk

Interest rate risk

Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash and cash equivalents and bills and trade receivables.  The credit risk on cash and cash equivalents are limited because the counterparties are recognized financial institutions.  Bills and trade receivables are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

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

Concentrations risk and Uncertainties

The Company has one customer constituting greater than 10% of the Company’s gross sales totaling $4,390,297, representing 15% of gross sales in aggregate for the nine months ended September 30, 2007.

The Company has not experienced any significant difficulty in collecting its trade receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

14.        Segment Information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of monolithic refractory products, functional ceramic products and fracture proppant products and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products and fracture proppant products.

	Monolithic refractory products		Functional ceramic products		Fracture proppant products		Total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$27,050,230	$18,131,101	$1,564,388	$749,870	$188,357	$-	$28,802,975	$18,880,971
Segment profit (loss)	5,692,580	3,005,170	333,082	146,002	(216,567)	(35,362)	5,809,095	3,115,810

	September 30	December 31	September 30	December 31	September 30	December 31	September 30	December 31
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$41,841,096	$24,276,394	$3,083,842	$2,789,710	$6,222,139	$3,871,279	$51,147,077	$30,937,383

	Monolithic refractory products		Functional ceramic products		Fracture proppant products		Total
	Three months ended September 30		Three months ended September 30		Three months ended September 30		Three months ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from
external customers	$9,818,787	$6,753,531	$377,505	$268,813	$88,580	$-	$10,284,872	$7,022,344
Segment profit (loss)	2,531,407	1,232,500	56,611	30,156	(75,356)	(35,362)	2,512,662	1,227,294

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

14.        Segment Information (cont’d)

Segment Information by products for the nine months ended September 30, 2007

	Castable, coating, and dry mix materials & low−cement and non−cement castables	Mortar	Pre−cast roofs	Ceramic plates, tubes, elbows, and rollers	Ceramic cylinders and plugs	Wearable ceramic valves	Fracture proppant products	Total

Nine months ended September 30 2007 (Unaudited)
Revenue	$18,350,789	$895,645	$7,803,796	$466,227	$791,772	$306,389	$188,357	$28,802,975

Nine months ended September 30 2006 (Unaudited)
Revenue	$12,237,240	$633,043	$5,260,818	$284,327	$324,892	$140,651	$-	$18,880,971

Segment Information by products for the three months ended September 30, 2007

	Castable, coating, and dry mix materials & Low−cement and non−cement castables	Mortar	Pre−cast roofs	Ceramic plates, tubes, elbows, and rollers	Ceramic cylinders and plugs	Wearable ceramic valves	Fracture proppant products	Total

Three months ended September 30 2007 (Unaudited)
Revenue	$6,308,563	$168,616	$3,341,608	$128,273	$175,792	$73,440	$88,580	$10,284,872

Three months ended September 30 2006 (Unaudited)
Revenue	$4,529,782	$394,147	$1,829,602	$75,062	$122,877	$70,874	$-	$7,022,344

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

14.        Segment Information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Nine Months Ended September 30
	2007	2006
	(Unaudited)	(Unaudited)

Total profit for reportable segments	$5,809,095	$3,115,810
Unallocated amounts relating to operations:
Interest income	-	223
General and administrative expense	(14,418)	-
Interest expense	(386)	-

Total	$5,794,291	$3,116,033

	Three Months Ended September 30
	2007	2006
	(Unaudited)	(Unaudited)

Total profit for reportable segments	$2,512,662	$1,227,294
Unallocated amounts relating to operations:
General and administrative expense	(3,372)	-

Total	$2,509,290	$1,227,294

	As of September 30	As of December 31
	2007	2006
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$51,147,077	$30,937,383
Cash and cash equivalents	476,672	6,970

	$51,623,749	$30,944,353

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

14.        Segment Information (cont’d)

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Nine Months Ended September 30
	2007	2006
	(Unaudited)	(Unaudited)

PRC	$26,034,211	$15,904,507
Others - Note	2,768,764	2,976,464

Total	$28,802,975	$18,880,971

	Three Months Ended September 30
	2007	2006
	(Unaudited)	(Unaudited)

PRC	$9,398,972	$5,910,851
Others - Note	885,900	1,111,493

Total	$10,284,872	$7,022,344

Note :

They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

15.      Stock-Based Compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the nine months ended September 30, 2007 were as follows:

Nine months ended September 30, 2007

Risk free interest rate	4.75%
Expected volatility	384%
Expected life (years)	3

CHINA GENGSHENG MINERALS, INC.

(Formerly known as China Minerals Technologies Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

15.      Stock-Based Compensation (cont’d)

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

16.      Change in fiscal year

On June 18, 2007, the board of directors of the Company resolved to change the fiscal year from September 30 to December 31 and to start the accounting period from January 1, 2007 to December 31, 2007 in order to be consistent with the accounting year of the Company’s new Chinese operating entities after the RTO.

17.     Restricted cash and bills payable

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable	$1,334,000	$$192,300

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest−free with maturity dates of six months from the date of issuance. As security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as deposit with such banks amounts equal to 100% of the bills’ amount at the time of such issuance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Summary,” “Risk Factors,” “Use of Proceeds,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and include, among others, statements concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  These statements are based on assumptions and are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Risks and uncertainties include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any of the factors mentioned in the “Risk Factors” section of the Company’s registration statement on Form S-1/A filed on September 28, 2007.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

•

“China GengSheng Minerals,” we,” “us,” “our” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, Smarthigh Holdings Limited, or Smarthigh, and Smarthigh’s direct and wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant Co. Ltd., or Duesail, and its wholly-owned Chinese subsidiary Henan Gengsheng Refractories Co., Ltd., or Henan Gengsheng, and Henan Gengsheng’s direct majority-owned subsidiary, Henan Gengsheng High-Temperature Materials Co., Ltd., or High Temperature;

•

“Powersmart” or “Gengsheng International” refer to Gengsheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly-owned by China GengSheng Minerals;

•

 “Securities Act” refer to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

•

“China” and “PRC” refer to the People’s Republic of China, and “BVI” refers to the British Virgin Islands;

•

“RMB” refers to Renminbi, the legal currency of China; and

•

 “U.S. dollar,” “$” and “US$” refer to the legal currency of the United  States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB7.8003 for its December 31, 2006 audited financial statements, and $1 = RMB7.496 for its September 30, 2007 unaudited financial statements; both of which were based on the average currency conversion rate for each respective period.

Our Business

We are a Nevada holding company whose business operations are conducted through several direct and indirect subsidiaries.  Through our wholly-owned Chinese subsidiary Henan Gengsheng and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture and sell monolithic refractory products and industrial ceramic products in China.  Through our direct, wholly-owned BVI subsidiary, Smarthigh and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture and sell fracture proppant products.  We first produced our fracture proppant products in December 2006, and by September 30, 2007, we earned $188,357 in revenues from sales of our fracture proppant products.  Although we have not generated significant revenues from our fracture proppant products, we are not a development stage company because we continue to produce and market our refractory products.

The following chart reflects our organizational structure as of the date of this filing.

We have three primary product lines: monolithic refractories, industrial ceramics, and fracture proppant.  Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs.  Our industrial ceramic products, which include abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components in a variety of end products such as fuse, vacuum interrupter, electrical components, mud slurry pump, and high-pressure pump, which are used in the electric power, electronic components, industrial pumps, and metallurgy industries.  We also install and maintain some of the our products.  Our fracture proppant products are used to extract trapped pockets of oil and natural gas deposits from operating oil wells, which lead to higher productivities of oil and natural gas wells.

We sell our products to over 165 customers located in approximately 25 provinces in China and in other countries in Asia, Europe and North America. Most of our products are sold to customers in China who operate in the steel, iron, glass, cement and aluminum industries for use in industrial furnace and heavy machinery.  Most of our revenues are derived from the sale of our monolithic refractory products.  Our sales revenues for the fiscal year ended December 31, 2006 and the nine-month period ended September 30, 2007 were approximately $27.5 million and $28.8 million, respectively, and our net income after taxes was approximately $4.5 million and $5.0 million, respectively.

The following table provides a percentage breakdown for our regional sales in China as of December 31, 2006:

Region	Proportion
East China	39.2%
North China	22.5%
Northeastern China	12.2%
Central China	10.3%
Southwestern China	9.8%
Northwestern China	3.9%
South China	2.1%

Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil companies.  Our largest customers, measured by percentage of our revenue, operate in the steel industry.

Overview of Business Operations in the Third Quarter of 2007

During the third quarter of 2007, we continued to see strong demand for our mineral based refractory products and growth in our customer base, sales revenue and net income due largely to the performance of the Chinese economy and industries in which our customers operate.  We also commenced our operations of our fracture proppant product line during the third quarter of 2007 and made progress toward the launch of our fine precision abrasive product line, which we hope to be operational by late 2007 or early 2008.

The followings are some financial highlights for the third quarter of 2007:

•

Sales revenue increased approximately $3.3 million, or approximately 47.1%, to $10.3 million for the third quarter of 2007 from approximately $7.0 million for the same period last year.

•

Net income increased approximately $0.9 million, or 75.0%, to approximately $2.1 million for the third quarter of  2007 from $1.2 million for the same period of 2006.

•

The Company’s consolidated balance sheet (unaudited) as of September 30, 2007 included current assets of approximately $42.5 million and total assets of approximately $51.6 million.

Economic and Industry Factors that are Relevant to Our Business

•

Growth in the Chinese Economy.  Management believes that the rapid growth of China’s economy, particularly the outsourcing of manufacturing operations to China and the growth of the steel and iron production industry, will drive demand for our products.  With the continuing growth of the economy, the upcoming Beijing Olympic Games in 2008 and the Shanghai World Exposition in 2010, management believes that there will be a large number of new industrial and construction projects undertaken in China in the next few years, which will stimulate the demand for steel and, consequently, the demand for our refractory products.

•

Cyclicality.  The refractory industry is heavily dependent on other industries, particularly the steel, iron, cement, glass, and aluminum industries, and is highly cyclical and affected significantly by general economic conditions and other factors, such as worldwide production capacity, fluctuations in imports and exports, fluctuations in metal purchase prices and tariffs.  Recently, the industries on which we have historically depended have been experiencing larger and more pronounced cyclical fluctuations, primarily driven by the substantial increase in Chinese production and consumption.  This trend, combined with the upward pressure on costs of key inputs, mainly metals and energy, as well as transportation costs and logistics, presents an increasing uncertainty and challenge for us and other participants in these industries on a worldwide basis.  The key drivers for maintaining a competitive position and positive financial performance in this challenging environment continue to be product differentiation, product innovation and lower cost.

•

Product Innovations.  Our customers are demanding more innovative products with broader and more varied specifications, greater productivity and longer product life.  We have committed research and development resources toward meeting customer demands and we believe that we are well positioned to meet the needs and demands of the marketplace.  Our expectation is that product innovations and improvements in the refractory industry can potentially result in a reduction of sales volume, which is typically offset by price increases or product line expansion and substitution.  In the past, we actually experienced sales volume and revenue increases with the introduction of innovative products; however, we cannot be certain that future product introductions will increase our revenues nor can we be sure that price increases or product substitutions will be acceptable to our customers in the refractory product marketplace.

•

Reduction in refractory consumption per unit steel output.  Our customers are demanding more efficiency in refractory products which they use in their manufacturing processes.  With greater product efficiency comes reduced product consumption.  According to a technical paper published for the World Refractories Congress, the average global consumption of refractories dropped from 60 kg per ton of steel produced in 1950s to 13 kg per ton of steel produced in 2005, and China is experiencing the same trend.  According to a technical paper published by Ningsheng Zhou, Ph.D. for an international conference on refractories, the consumption of refractories in China has dropped from slightly more than 100 kg per ton of steel produced in the 1950s to around 28 kg per ton of steel produced in 2004.

•

Consolidation in the Refractory Industry.  There has been significant consolidation in the refractory industry.  Within the past few years, this consolidation has been led primarily by refractory companies with global operations, such as RHI AG of Austria, but consolidation is also taking place and reasonably expected to continue in China as well.  Cross border consolidation has also occurred with the aim of achieving greater efficiency and economies of scale, particularly in response to the effective consolidation undertaken by raw material suppliers and consumers of steel products.  Notwithstanding the general trend towards consolidation in the industry, we believe the refractory product marketplace will remain highly fragmented which presents an opportunity for a fast growing company to become an industry leader.

•

Taxation.  Our PRC subsidiaries are subject to enterprise income tax, or EIT.  The standard rate is 33% (30% for national tax and 3% for local tax) of the assessable profits as reported in the statutory financial statements prepared under PRC Accounting regulations.  As approved by the relevant PRC tax authority, Refractories and Duesail were entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three years, commencing from the first cumulative profit-making year in the fiscal financial year.  High-Temperature, being engaged in the advanced technology industry and having passed the inspection of the provincial high-technology inspector, will be granted a preferential enterprise income tax rate of 15% for two years upon the issuance of the proper certificate by the relevant government authority.

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which will take effect as of January 1, 2008.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.”  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax.  The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations.  Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.   The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms.  We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future.  Any increase in our effective tax rate as a result of the above may adversely affect our operating results.  However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Uncertainties that Affect our Financial Condition

Our primary challenge is our potential inability to produce enough refractory and fracture proppant products to satisfy the increased demand for these products.  In order to increase our manufacturing capacity so that we can meet our projected demand, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment.  We have raised a total of approximately $10 million in the private placement that we closed on April 25, 2007.  We expect to use most of these funds for our new fine precision abrasives business.  We expect that the new production facilities will be operational by late 2007 and will be sufficient to satisfy the projected demands for this product for the foreseeable future.

Results of Operations

Three-Month Period Ended September 30, 2007 Compared to Three-Month Period Ended September 30, 2006

The following table summarizes the results of our operations during the three-month periods ended on September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended on September 30, 2007 to the three-month period ended on September 30, 2006.

All amounts, other than percentages, in U.S. dollars

	Three-Month Period		Three-Month Period
	Ended on September 30, 2007		Ended on September 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues
Sales revenue	10,285	100.0%	7,022	100.0%
Costs of goods sold	5,782	56.2%	4,131	58.8%
Gross profit	4,503	43.8%	2,891	41.2%
General and administrative expenses	792	7.7%	515	7.3%
Selling expenses	1,061	10.3%	1,055	15.0%
Income before income taxes and minority interests	2,509	24.4%	1,227	17.5%
Income taxes	370	3.6%	4	0.1%
Net income	2,132	20.7%	1,220	17.4%

	Three-month	Three-month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)
	Dollars in thousands		in thousands

Sales revenue	10,285	7,022	3,263	46.5%
Costs of goods sold	5,782	4,131	1,651	40.0%
Gross profit	4,503	2,891	1,612	55.8%
General and administrative expenses	792	515	277	53.8%
Selling expenses	1,061	1,055	6	0.6%
Income before income taxes and minority interests	2,509	1,227	1,282	104.5%
Income taxes	370	4	366	9,150%
Net income	2,132	1,220	912	74.8%

Sales revenue. Our sales revenue is generated from sales of our mineral based refractory products, primarily our monolithic refractory products and, increasingly, our industrial ceramic products and fracture proppant products.  Sales revenue increased $3.26 million, or approximately 46.5%, to $10 million for the three months ended September 30, 2007, from $7.02 million for the three months ended September 30, 2006.  The increase was primarily driven by an increase in new customers as well as from additional sales to our existing customers.  Our existing customers increased their production volume in the third quarter thereby driving greater demand for our products for the three months ended September 30, 2007.

Cost of goods sold.  Our cost of goods sold is primarily comprised of the costs of our raw materials, components, labor and overhead.  Our cost of goods sold increased $1.65 million to $5.78 million for the three months ended September 30, 2007, from $4.13 million for the three months ended September 30, 2006. As a percentage of net revenues, the cost of goods sold decreased approximately 2.6 % to 56.2% in the three months ended September 30, 2007 from 58.8% in the three months ended September 30, 2006. The decrease of such percentage was mainly due to the effective control of our production process and the competitive prices offered to us by our suppliers on purchasing those goods for resale.

Gross profit.  Our gross profit is equal to the difference between our sales revenue and our cost of goods sold.  Our gross profit increased $1.61 million to $4.5 million for the three months ended September 30, 2007, from $2.89 million for the three months ended September 30, 2006.  This increase was mainly attributable to and correlated to the increase in our sales volume. Gross profit as a percentage of net revenues was 43.8% for the three months ended September 30, 2007, as compared to 41.2% during the three months ended September 30, 2006. The increase in our gross profit as a percentage of net revenues was mainly due to the decrease in our cost of goods sold.

Selling expenses.  Our selling expenses include sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.  Our selling expenses slightly increased $6,000 to $1.06 million for the three months ended September 30, 2007 from $1.05 million for the three months ended September 30, 2006. This increase was directly related to the increase in the sales of our products and also resulted from increases in compensation payable to personnel in our sales department and increased traveling expenses for such personnel.  As a percentage of net revenues, our selling expenses decreased to 10.3% for the three months ended September 30, 2007, as compared to 15% for the three months ended September 30, 2006, mainly due to improved cost controls and our change to rail as the primary means of transporting our products.

General administrative expenses.  Our general administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties.  Our General administrative expenses increased $0.28 million, or approximately 53.8%, to $0.79 million for the three months ended September 30, 2007 from $0.52 million for the three months ended September 30, 2006. As a percentage of net revenues, administrative expenses increased to 7.7% for the three months ended September 30, 2007, as compared to 7.3% for the three months ended September 30, 2006. The increase in the amount of general and administrative expenses was partly attributable to the increase in professional fee and consulting fee paid for listing and research and development expenses.

Income before income taxes and minority interests.   Income before income taxes and minority interests totaled $2.51 million for the three months ended September 30, 2007, an increase of 104.5% from $1.23 million for the three months ended September 30, 2006.  This increase was primarily attributable to the increase of our sales and decrease of our selling expenses as a percentage of net revenues for the three months ended September 30, 2007.

Income taxes.  Our income tax provision was $0.37 million for the three months ended September 30, 2007, an increase of 9,150%, as compared to $4,000 for the three months ended September 30, 2006.  This increase was attributable to our increase in sales and pre-tax income.  Furthermore, there was no tax payment during the tax holiday in 2006.  In 2007, however, we are subject to corporate income tax at a rate of 15%.

Net income (profit after taxes).  Net income increased  to approximately $2.13 million for the three months ended September 30, 2007 as compared to approximately $1.22 million for the same period of 2006, an increase  of approximately $0.91 million or approximately 75%.  This increase is due to the factors described above.

Nine-Month Period Ended September 30, 2007 Compared to Nine- Month Period Ended September 30, 2006

The following table summarizes the results of our operations during the nine-month periods ended on September 30, 2007 and September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended on September 30, 2007 to the nine-month period ended on September 30, 2006.

All amounts, other than percentages, in U.S. dollars

	Nine-Month Period		Nine-Month Period
	Ended on September 30, 2007		Ended on September 30, 2006
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues
Sales revenue	28,803	100.0%	18,881	100.0%
Costs of goods sold	17,071	59.3%	11,337	60.0%
Gross profit	11,732	40.7%	7,543	40.0%
General and administrative expenses	2,007	7.0%	1,479	7.8%
Selling expenses	3,503	12.2%	2,737	14.5%
Income before income taxes and minority interests	5,794	20.1%	3,116	16.5%
Income taxes	806	2.8%	22	0.1%
Net income	4,953	17.2%	3,081	16.3%

	Nine-month	Nine-month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	September 30, 2007	September 30, 2006	(Decrease)	(Decrease)
	Dollars in thousands		in thousands

Sales revenue	28,803	18,881	9,922	52.6%
Costs of goods sold	17,071	11,337	5,734	50.6%
Gross profit	11,732	7,543	4,189	55.5%
General and administrative expenses	2,007	1,479	528	35.7%
Selling expenses	3,503	2,737	766	28.0%
Income before income taxes and minority interests	5,794	3,116	2,678	85.9%
Income tax	806	22	784	3,563.6%
Net income	4,953	3,081	1,872	60.8%

Sales revenue.  Sales revenue increased $9.92 million, or approximately 52.6%, to $28.8 million for the nine-month period ended September 30, 2007 from $18.88 million for the nine-month period ended September 30, 2006. The increase was driven by an increase in new customers as well as more business from our existing customers. Our existing customers increased their production volume in the third quarter which led to stronger demand for our products for the nine months ended September 30, 2007.

Cost of goods sold.  Our cost of goods sold increased $5.73 million to $17.07 million for the nine-month period ended September 30, 2007, from $11.34 million during the nine-month period ended September 30, 2006. This increase was mainly attributable to and correlated to the increase in our sales volume. As a percentage of net revenues, the cost of goods sold decreased approximately 0.7% to, 59.3 % in the nine months ended September 30, 2007 from 60% in the nine months ended September 30, 2006. The decrease of such percentage was mainly due to our effective control of our production process and the competitive prices offered to us by our suppliers on purchasing those goods for resale.

Gross profit. Our gross profit increased $4.19 million to $11.73 million for the nine-month period ended September 30, 2007, from $7.54 million for the nine-month period ended September 30, 2006.  This increase was mainly attributable to, and correlated to, the increase in our sales volume. Gross profit as a percentage of net revenues was 40.7% for the nine-month period ended September 30, 2007, as compared to 40% during the nine-month period ended September 30, 2006. The increase of such percentage was mainly due to the decrease in cost of goods sold,  therefore, our gross profit as a percentage of net revenues increased.

Selling expenses.  Our selling expenses increased $0.77 million to $3.5 million for the nine-month period ended September 30, 2007 from $2.74 million for the nine-month period ended September 30, 2006. As a percentage of net revenues, our selling expenses decreased to 12.2% for the nine-month period ended September 30, 2007 from 14.5% for the nine-month period ended September 30, 2006, mainly due to improved cost controls and our change to rail as the primary means of transporting our products.

General administrative expenses.  Our General administrative expenses increased $0.53 million, or approximately 35.7%, to $2.01 million for the nine-month period ended September 30, 2007 from $1.48 million for the s nine-month period ended September 30, 2006. The increase in the amount of general and administrative expenses was partly attributable to professional fees and consulting fees paid for listing and the research and development expenses incurred during the period. As a percentage of net revenues, administrative expenses decreased to 7% for the nine-month period ended September 30, 2007, from 7.8% for the nine-month period ended September 30, 2006, primarily due to our higher revenues and the mass production of our products.

Income before income taxes and minority interests.  Income before income taxes and minority interests totaled $5.79 million for the nine-month period ended September 30, 2007, an increase of 85.9% from the $3.12 million reported for the nine-month period ended September 30, 2006. This increase was primarily attributable to the increase in the sale of our products.

Income taxes.  Income tax provision was $0.81 million for the nine months ended September 30, 2007, an increase of 3,563.6% as compared to $0.02 million for the nine months ended September 30, 2006. This increase was attributable to our increase in sales and pre-tax income.  Furthermore, there was no tax payment during the tax holiday in 2006.  In 2007, however, we are subject to corporate income tax at a rate of 15%.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, a 5-year transitional period is applicable for foreign-invested enterprises. As a result, the corporate income tax rate will remain 15% for our operating subsidiaries from 2007 to 2009, and the company will subject to 25% from 2010.

Net income (profit after taxes).  Net income increased to approximately $4.95 million for the nine-month period ended September 30, 2007 as compared to approximately $3.08 million for the same period in 2006, an increase of approximately $1.87 million or approximately 60.8%. This increase was due to the factors described above.

Liquidity and Capital Resources

General

As of  September 30, 2007, we had cash and cash equivalents of $5.3 million.  The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Net cash (used in) operating activities	(4,791)	(878)
Net cash (used in) investing activities	(2,064)	(1,277)
Net cash provided by financing activities	11,620	1,312
Net cash inflow/(outflow)	4,875	(828)

Operating Activities

Net cash used in operating activities was $4.79 million for the nine-month period ended September 30, 2007, which is an increase of $3.91 million from $0.88 million net cash used in operating activities for the same period in 2006.  The net outflow from the operating activities was mainly due to an increase in bills receivable which represented the bankers’ acceptance draft to settle the trade receivable by customers.  In addition, Duesail, our new subsidiary, started to produce our products but does not yet have a substantial cash inflow from sales for the nine-month period ended September 30, 2007.

As of September 30, 2007, we had bills receivable of $4.26 million which we received from our customers in the form of bankers’ acceptance drafts. In China, bankers’ acceptance drafts are used to settle trade debts between companies. A banker’s acceptance draft is issued by a depositor who maintains an account at an acceptance bank. The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers’ acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers’ acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers’ acceptance drafts to pay our suppliers. Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the next twelve months.

Investing Activities

Net cash used in investing activities was $2.06 million for the nine-month period ended September 30, 2007, which is mainly due to settle the payment for the construction work in connection with a factory for our new fracture proppant business.

Financing Activities

Net cash provided by financing activities was $11.62 million for the nine-month period ended September 30, 2007 which is an increase of $10.31 million as compared to net cash provided by financing activities for the same period ended in 2006. There are two main reasons for the increase of the net cash provided by financing activities.

•

On April 25, 2007, we completed a private placement financing transaction in which we sold 5,347,594 shares of our common stock to certain accredited investors for approximately $10 million in gross proceeds and $8.5 million in net proceeds, after the deduction of the cost of raising capital.

•

The Company borrowed new loans with a total $8.49 million from banks for the operation of our new fracture proppant business. We repaid $3.26 million for the loans borrowed during the nine-period ended September 30, 2007 and we repaid approximately $1.31 million for the loans borrowed during fiscal year 2006.  As a result, the balance of all our bank loans as at September 30, 2007 was approximately $6 million.

Loan Facilities

As of September 30, 2007, the Company and its subsidiaries had been extended bank loans with the following terms:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Agricultural Bank of China	2006-12-30 to 2007-12-29	1 year	667,000
2	Facility Bank Loan	Shanghai PuDong Development Bank	2007-07-20 to 2008-07-19	1 year	1,334,000
3	Facility Bank Loan	Industrial and Commercial Bank of China	2007-09-14 to 2008-08-13	11 months	2,668,000
4	Facility Bank Loan	Agricultural Bank of China, Gongyi City Branch	2007-09-30 to 2008-09-29	1 year	1,334,000

The loans shown in the above table total approximately $6 million and will mature on or before the end of September 29, 2008. We will repay each of the loans when it matures, by either an internal source of funds or we will refinance this debt.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2007:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	6,003,000	6,003,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	6,003,000	6,003,000	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On December 30, 2006, our Chinese subsidiary Henan Gengsheng entered into a loan agreement with Agricultural Bank of China, Gongyi Branch, for a loan in the principal amount of $667,000 (RMB5,000,000). The interest rate for this loan is 7.34% per annum and the loan has a maturity date of December 29, 2007.  Our ability to repay the loan was guaranteed by a third-party non-affiliate company.   Under the terms of the loan agreement, if the loan is not paid in full on the maturity date, the interest rate will be increased by another 50% of the interest rate per annum until payment is made. For the term of the loan, Henan Gengsheng agreed that it will use the loan solely for raw materials, and that it will not transfer any capital, assets or equity from the Company in an attempt to avoid meeting its debt obligations to the bank. Furthermore, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate by up to 100% of the interest rate per annum. In addition, Henan Gengsheng has agreed that it will provide another guarantor of its ability to perform its obligations under the loan agreement if the current guarantor loses partial or total ability to provide guarantees relating to the loan because of production disruption, going out of business, cancellation of its state registration, revocation of its business license, bankruptcy, or other loss of business; or the value of the collateral or rights under the loan agreement has decreased.

On March 13, 2007, Henan Gengsheng entered into a loan agreement with Agricultural Bank of China, for a loan in the principal amount of $1,334,000 (RMB10,000,000). The interest rate for this loan is 7.34% per annum and the loan has a maturity date on March 12, 2008. Our ability to repay the loan was guaranteed by a third-party non-affiliate company. Under the terms of the loan agreement, if the loan is not paid in full on the maturity date, the interest rate will be increased by another 50% of the interest rate per annum until payment is made.  For the term of the loan, Henan Gengsheng agreed that it will use the loan solely for raw materials, and that it will not transfer any capital, assets or equity from the company in an attempt to avoid meeting its debt obligations to the bank. Furthermore, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate by up to 100% of the interest rate per annum.  In addition, Henan Gengsheng has agreed that it will provide another guarantor of its ability to perform its obligations under the loan agreement if the current guarantor loses partial or total ability to provide guarantees relating to the loan because of production disruption, going out of business, cancellation of its state registration, revocation of its business license, bankruptcy, or other loss of business; or the value of the collateral or rights under the loan agreement has decreased.  We refinanced this loan on September 30, 2007 by entering a new loan agreement with Agricultural Bank of China under a discounted interest rate program.

On July 20, 2007,  Henan Gengsheng  entered into a short term loan agreement with Shanghai Pudong Development Bank, Zhengzhou Wenhua Road Branch, or the Pudong Bank.  Pursuant to the loan agreement, the Pudong Bank loaned Refractories, $1,334,000 (RMB 10,000,000), at an interest rate of 6.57% per annum on all outstanding principal.  Refractories is obligated under the loan agreement to repay the loan and all accrued interest in full on July 19, 2008.  Under the terms of the loan agreement, if the loan is not paid in full on the maturity date, the interest rate will be increased to a default rate of 8.54% per annum.  Furthermore, if the loan is used for any other purpose than to fund short-term capital turnover costs, the Pudong Bank will have the right to increase the interest rate to 13.14% per annum.  The Company currently plans to use the loan to fund short-term capital turnover costs.  Mr. Zhang, our director, and Zhengzhou Jinyuan Flour Co., Ltd., delivered third-party guaranties to the Pudong Bank on behalf of the Company as security for the loan.

On September 14, 2007,  Henan Gengsheng  entered into a short term loan agreement with Industrial and Commercial Bank of China, or the Industrial Bank. Pursuant to the loan agreement, the Industrial Bank loaned Henan Gengsheng, $2,668,000 (RMB 20,000,000), at an interest rate of 7.72% per annum on all outstanding principal.  Henan Gengsheng is obligated under the loan agreement to pay the interest monthly and repay the loan in four installments equal monthly installments, commencing on May 25, 2008 and terminating on August 13, 2008.  Under the terms of the loan agreement, if the loan is not paid in full on the maturity date, the interest rate will be increased by another 50% of the interest rate per annum, including on outstanding interest, until payment is made. Furthermore, if the loan is used for any other purpose than to fund the purchase of raw materials, the Industrial Bank will have the right to require Henan Gengsheng to immediately return the funds, to terminate the loan agreement, and increase the interest rate by up to 100% of the interest rate per annum, including on outstanding interest. The Company currently plans to use the loan to fund the purchase of raw materials. A third-party guaranty agreement was signed and delivered to the Industrial Bank on behalf of the Company as security for the loan.  For the term of the loan, Henan Gengsheng has agreed that it will not engage in sub-contracting, leasing, equity restructuring, pooling, consolidating, merging, splitting, joint investment, capital transferring, filing for restructuring, filing for dissolution, filing for bankruptcy, and any other actions which may affect realization of the Industrial Bank’s rights under the loan agreement, without the prior written consent of the Industrial Bank.  Henan Gengsheng has also agreed that it will notify the Industrial Bank in writing: (1) within 7 days of knowing any changes in its address, scope of business, officers’ designation or appointment, and any events related to its business obligations; (2) within 5 days from the date that a material adverse event such as a license revocation, bankruptcy, and discontinuation of its business occurs; and (3) 10 days prior to any change of its legal representative, authorized deputy and changes in mailing address, name of enterprise or material changes in its finances and personnel.

On September 30, 2007, Henan Gengsheng  entered into a short term loan agreement with Agricultural Bank of China, Gongyi City Branch. Pursuant to the loan agreement, Agricultural Bank of China loaned Henan Gengsheng, $1,334,000 (RMB 10,000,000), at a development aid discounted interest rate of 3% per annum on all outstanding principal.  The purpose of the contract is to repay the loan agreement signed on March 13, 2007 with a loan $1,334,000 (RMB 10,000,000), at an interest rate of 7.34%, to save the interest payment. Our ability to repay the loan was guaranteed by a third-party non-affiliate company.  Under the terms of the loan agreement, if the loan is not paid in full on the maturity date, the interest rate will be increased by another 50% of the interest rate per annum until payment is made.  Following the term of the loan, Henan Gengsheng agreed that it will use the loan solely for raw materials, and that it will not transfer any capital, assets or equity from the company in an attempt to avoid meeting its debt obligations to the bank.  Furthermore, if the loan is used for any other purpose than to fund the purchase of raw materials, the bank will have the right to increase the interest rate by up to 100% of the interest rate per annum.  In addition, Henan Gengsheng has agreed that it will provide another guarantor of its ability to perform its obligations under the loan agreement if the current guarantor loses partial or total ability to provide guarantees relating to the loan because of production disruption, going out of business, cancellation of its state registration, revocation of its business license, bankruptcy, or other loss of business; or the value of the collateral or rights under the loan agreement has decreased.

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

Allowance of doubtful accounts

We establish an allowance for doubtful accounts based on management's assessment of the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the amount of the allowance, including our consideration of the historical level of credit losses and applies percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 1% of gross amount of accounts receivable due below 1 year, 5% of gross amount of accounts receivable due from 1 to 2 years, 40% of gross amount of accounts receivable due from 2 to 3 years and 70% of gross amount of accounts receivable due over 3 years. Additional specific provision is made against accounts receivable to the extent which they are considered to be doubtful. Bad debts are written off when identified.  We do not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are:

Annual rate                         Residual value

Buildings                                                                                 5−7%                                     3−10%

Plant and machinery                                                              9−39%                                   3−10%

Furniture, fixtures and equipment                                       9−20%                                   3−10%

Motor vehicles                                                                       9−18%                                   3−10%

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

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  We have evaluated the effect of FIN 48 and there was no material effects on our condensed consolidated financial statements in adopting FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal year.  We are in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on our condensed consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  We are in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on our condensed consolidated financial statements upon adoption.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  We have evaluated the effect of SAB No. 108 and there was no material effects on our condensed consolidated financial statements in adopting SAB No. 108.

In December 2006, the FASB issued Staff Position No. EITF 00−19−2, "Accounting for Registration Payment Arrangement." The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  We believe that our current accounting is consistent with the FSP.  Accordingly, adoption of the FSP has had no effect on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

From time to time we have delivered debt guarantees on behalf of Zhengzhou Jinyuan Flour Co., Ltd which are summarized as follows :−

	September 30 2007	December 31 2006
	(Unaudited)	(Audited)
Guarantees given by the Company	$8,270,000	$2,564,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of September 30, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of nine months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term Nine Months or less and loans with a term of six to 12 months, respectively.  The change in interest rates has no impact on our bank loans secured before July 28, 2007.   We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

We are exposed to credit risk from our cash and cash equivalents and bills and trade receivable.  The credit risk on cash and cash equivalents are limited because the counterparties are recognized financial institutions.  Bills and trade receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts which has been determined by reference to past default experience and the current economic environment.

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

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures.  The term internal disclosure controls and procedures, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Shunqing Zhang, our President and Chief Executive Officer, and Hongfeng Jin, our Interim Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal controls over financial reporting during the three-month period ended on September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

Before purchasing any shares of our common stock, you should carefully consider the following factors relating to our business and prospects.  Although we believe that none  of the following risks described have materially or adversely affected our operations and financial conditions, if any of them should actually occur, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The refractory market in China is highly fragmented with over 1,500 producers of refractory products, according to the Chairman of the Association of China Refractory Industry.  Our competitors manufacture products that are similar to and directly compete with the products that we manufacture and market.  We compete with many other refractory manufacturers in China, on a region-by-region basis, and with international competitors on a world wide basis.  Our main competitors are located in China and  include Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lier Refractories Co., Ltd. and others.  Currently, our primary international competitor is Mineral Technologies, Inc. in the United States.

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

According to industry association statistics published by the Luoyang Institute, in 2002, the iron and steel industries accounted for approximately 60% of consumption in the Chinese refractory industry.  Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry.  The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates.  These macroeconomic factors have historically resulted in wide fluctuations in the Chinese and the global economies in which steel companies sell their products.  In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for steel products and, could in turn, negatively impact our sales, margins and profitability.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel.  These key personnel include Shunqing Zhang, our President and CEO; Bo Hu, President of ZhengZhou Duesail Fracture Proppant Co. Ltd.;  Zhenyong Bi, Manager of Henan Gengsheng;  and Hongfeng Jin, our Interim Chief Financial Officer and Interim Corporate Secretary.  We have employment contracts with all of these individuals.  Although none of our key people are planning to retire or nearing retirement age, if we lose any one of them due to any unforeseeable event or if any one of them should fail to perform in his current position, and if we are not able to find another person with similar skills and experience as a replacement in a timely fashion, our business could suffer.  Significant turnover in our senior management also could significantly deplete the institutional knowledge held by our existing senior management team.  We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

We have not earned significant revenues on our new fracture proppant products and we cannot guarantee that we will earn additional revenues on this product line in the future or that it will ultimately be profitable.

We first produced fracture proppant products in December 2006, and at September 30, 2007, we had only earned $188,357 in revenues from sales of our fracture proppant products.   We are expecting to see an increase in our total revenues for the initial sales of fracture proppant products in 2007, but the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the marketing of new products.  There can be no assurance that we will be able to market additional fracture proppant products in the future, that future revenues from such sales will be significant, that any sales will be profitable or that we will have sufficient funds available to continue the manufacturing and marketing of these products.  However, we do not expect our other operations to be materially affected by our failure to successfully market our new fracture proppant products.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

Shunqing Zhang, our CEO and President is the beneficial owner of approximately 70.25 % of our outstanding voting securities.  As a result, he possess significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions.  His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations; and may discourage a potential acquirer from making a tender offer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine-month periods ended on September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on September 30, 2007.

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

DATED:  November 13, 2007

CHINA GENGSHENG MINERALS, INC.

By: /s/ Hongfeng Jin

--------------------------------------

Hongfeng Jin

Interim Chief Financial Officer

(Principal Financial Officer and Accounting Officer)

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