Form 10-K
period 2007-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2008-03-31
CIK 1338578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission file number: 000-51527

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                         No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒                   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒                   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer   ☐              Non-Accelerated Filer   ☐              Accelerated Filer   ☐             Smaller Reporting Company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐                         No  ☒

The aggregate market value of the 7,150,368 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $28,601,472 million as of June 30, 2007, the last business day of registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $4.00 per share, as reported by The NASDAQ Stock Market, Inc.

There were a total of 24,038,183 shares of the registrant’s common stock outstanding as of March 25, 2008.

Documents Incorporated by Reference: None

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•

our ability to overcome competition in the Chinese refractory market;

•

the impact that a downturn or negative changes in the steel and iron industry could have on our business and profitability;

•

any decrease in the availability, or increase in the cost, of raw materials and energy;

•

our ability to simultaneously fund the implementation of our business plan and invest in new projects;

•

economic, political, regulatory, legal and foreign exchange risks associated with international expansion;

•

loss of key members of our senior management; and

•

unexpected change to China’s political or economic situation and legal environment.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•

“China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, Smarthigh Holdings Limited, or Smarthigh, and Smarthigh’s direct and wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant Co. Ltd., or Duesail, and its wholly-owned Chinese subsidiary Henan Gengsheng Refractories Co., Ltd., or Henan Gengsheng, and Henan Gengsheng’s direct majority-owned subsidiary, Henan Gengsheng High-Temperature Materials Co., Ltd., or High Temperature, but in each case do not include the selling stockholders:

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

PART I.

ITEM 1. BUSINESS

Overview of Our Business

We are a holding company whose primary business operations are conducted through our direct, wholly owned subsidiaries, Henan Gengsheng and Smarthigh and their operating subsidiaries – High-Temperature and Duesail. From about 2001, until our reverse acquisition of Gengsheng International on April 25, 2007, we did not have any operations or accounts receivable, cash or revenues from operations. Rather, we were a blank check company and our management was seeking and evaluating potential business opportunities for our acquisition or participation.

Through Henan Gengsheng and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture monolithic refractory products and industrial ceramic products in China, and through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products.

Our mineral-based refractory products serve as components in industrial furnaces and other heavy machinery used in the steel, iron, cement, glass, and aluminum industries. Refractory products are high-temperature-resistant materials primarily used as linings for high-temperature furnaces, kilns, reactors and other high thermal processing units.   Our product lines are divided into three segments: monolithic refractories, industrial ceramics, and fracture proppant.  Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs.  Our industrial ceramic products, which include abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components in a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps, which are used in the electric power, electronic component, industrial pump, and metallurgy industries.  We also install and maintain some of our products.  Our fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells.

We sell our products to over 165 customers located in approximately 25 provinces in China and in other countries in Asia, Europe and North America.  Our sales revenues for the fiscal year ended December 31, 2007 were approximately $39.69 million and our net income after taxes was approximately $3 million.

Reverse Acquisition

On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with Gengsheng International, whereby we issued to Shunqing Zhang, the sole shareholder of Gengsheng International, 16,887,815 shares of our common stock, in exchange for all of the issued and outstanding capital stock of Gengsheng International. As a result of the reverse acquisition transaction, Gengsheng International became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder. In addition, Mr. Zhang was appointed as our sole director, and our executive officers were replaced by the executive officers of Gensheng International.  Gengsheng International was incorporated in the BVI in November 2004 and has two direct wholly-owned subsidiaries Henan Gengsheng and Smarthigh. Henan Gengsheng was incorporated in China in December 1996, and Smarthigh was incorporated in the BVI in November 2004. Henan Gengsheng owns 89.33% of its Chinese operating subsidiary, High-Temperature, which was incorporated in September 2002. Smarthigh owns 100% of our other indirect subsidiary, Duesail, which was incorporated in August 2006. On July 26, 2007, we amended our articles of incorporation to change our name from Point Acquisition Corporation to "China GengSheng Minerals, Inc."

Private Placement

On April 25, 2007, we also completed a private placement transaction, pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds. In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LLC, or Brean Murray, and its potential designee(s), for services as placement agent for the private placement. We also agreed to issue Brean Murray and its potential designee(s) a three-year warrant for the purchase of 374,331 shares of our common stock in the aggregate, at an exercise price of $2.06 per share. We are under the contractual obligation to register shares of our common stock as well as shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designee in connection with this private placement within a pre-defined period. The shares being registered under this registration statement are the shares of our common stock issued and the shares of common stock underlying warrants issued in connection with the private placement.

As a condition to the private placement, on April 25, 2007, Mr. Zhang, entered into an escrow agreement with the private placement investors, pursuant to which he agreed to deposit in an escrow account a total of 2,673,796 shares of our common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if we did not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007, and if we do not attain a minimum after tax net income threshold of $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. For purposes of determining whether or not the after tax net income threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to us, even if such treatment is required by GAAP.  On April 25, 2007 Mr. Zhang also entered into a similar escrow agreement with HFG International, Limited, the Company’s financial advisor in connection with the private placement. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of our common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good.  Similarly, if the thresholds are not achieved in either year, as described above the escrow agent must release certain amount of the make-good shares that were put into escrow.  Pursuant to the escrow agreements, the release of the make good shares to the shareholders as a result of operation of the make good agreement is not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement, even if such treatment is required by US GAAP.  We have met the after-tax net income threshold for the fiscal year ended December 31, 2007.

Corporate Structure

We were originally incorporated in the State of Washington on November 13, 1947, but on August 15, 2006, we changed our domicile from Washington to the State of Nevada.  We conduct our operations in China through our wholly-owned subsidiaries Duesail and Henan Gengsheng, and through our majority-owned subsidiary, High-Temperature.

The following chart reflects our organizational structure as of the date of this report.

Our Industry

Refractory products are high-temperature-resistant materials primarily used as linings for high-temperature furnaces, kilns, reactors and other high thermal processing units.  In addition to being resistant to thermal stresses caused by temperature changes and temperature gradients, refractory products must also be able to withstand mechanical wear and corrosion caused by chemical agents from contacting media and rapid changes in temperature.

Modern refractory production is largely a replication of a naturally occurring process whereby naturally occurring or synthetic non-metallic mineral oxides, and some non-oxides like carbides or nitrides, are formed under the bonding conditions of high heat and pressure.  Technological progress has resulted in new bonding techniques using chemicals, cements and resins rather than simply heat and pressure.  Refractory products typically have relatively high bulk density, a high softening point and high crushing strength.  The typical categories of refractory products and examples of those products are as follows:

•

Monolithics—a lining without joints, which is cast, rammed, gunned or coated onto place inside of a furnace or other high-thermal processing unit;

•

Bricks— low-grade, low-purity, and simply-shaped bricks to high-grade, high-purity, and complex-shaped bricks which serve as a component of a high thermal processing unit; and

•

Pre-cast shapes made from monolithic refractories—specific monolithic refractory products which have been manufactured and designed to fit our customers’ specifications, such as blocks for EAF roofs and burners for heating furnaces.

In China, the production and sales of refractory products have experienced rapid growth in recent years.  According to the Luoyang Institute in the past six years total output grew from 9.81 million tons in 2000 to 22.76 million tons in 2005, representing an annualized growth rate of 18.3% and total sales grew from 19,300 million RMB to 64,000 million RMB, representing an annualized growth rate of 27.1%.

Refractory Industry Market Trends

The refractory product industry is a large, cyclical and highly competitive industry and its overall performance is closely tied to the performance of other industries, such as the steel and iron industry on a micro level, and to the global economy, on a macro level.

Several trends suggest that the refractory product industry will continue to have strong growth potential in China:

•

Continued Growth in the Steel Industry.  The steel industry drives the demand for refractories.  In January, 2007, the International Iron and Steel Association stated that over the last decade, the global production of steel has grown by an average of 6% per annum.  According to Datamonitor, the total revenue of the global steel market reached $957.9 billion in 2005, representing a compound annual growth rate, or CAGR, of 27.2% during the five-year period spanning from 2001 until 2005.  During that same period, the volume of global steel production increased at a CAGR of 7.7%, reaching almost 1.2 billion metric tons in 2005.  Approximately 13% of the world’s steel was produced in North America and 16% in the European Union. Asia-Pacific contributed approximately 45% of world production in 2004, of which China, the world’s largest steel producing country, produced over 25%.  The growth of the steel market in China has grown in tandem with the growth in overall economic activity in China, but the expansion rate of steel industry is well above the growth rate of the overall Chinese economy.  According to estimates provided by China’s Iron and Steel Association, China’ potential capacity in iron and steel production reached 470 million tons at the end of 2005.  We believe that the continued growth of the steel industry will continue to drive demand for our refractory products.

•

Increased Demand for Monolithic Refractories.  Monolithic refractories are made by combining various component minerals in powdered format with water or another liquid binder and then either casting, ramming, gunning or coating them into shape. Shaped refractories are made through more complicated manufacturing processes which involve pressing, drying, firing, and, in some cases, machining. Monolithic refractories often outperform shaped refractories in terms of production cost, installation efficiency and cost, application flexibility and service life. Approximately 70% of the refractories marketplace in China demands monolithic refractories, which is almost 20% higher than the demand for such products by other more developed nations. Management expects that the customer base in China for refractories will continue to primarily demand monolithic refractory products and believes that we are well positioned to capitalize on any increase in demand.

•

Trend Towards More Advanced and Longer Lasting Refractories.  Many Chinese steel producers are demanding refractory products with better performance, greater productivity, longer service life, and better cost effectiveness.  For example, steel manufacturers who provide steel to automobile manufacturers are responding to the automotive industry’s demand for steel that does not contain the normal level of carbon.  Our carbon-free refractory products which are focused on clean steel production, have helped the steel industry meet the automotive industry’s demand.  We intend to enhance our manufacturing capabilities for carbon-free refractory products to satisfy the market demand for clean steel production.

•

Consolidation and Privatization.  Historically, many refractory product companies have been state-owned and operated, particularly in China.  Current trends are towards private ownership and, more recently, industry consolidation.  Management believes that given our market leadership position, we are well positioned to acquire smaller refractory companies to expand our market share and customer base.

•

Industry Shift.  For a variety of reasons, China is becoming a leading industrial and manufacturing center. There is a global trend towards moving manufacturing operations from countries where manufacturing costs are generally higher to countries such as China, where the manufacturing costs are generally lower.  More foreign multinational companies are entering the Chinese market to manufacture their goods which affords us greater opportunity to sell our products to them.  We believe that this trend of large multinational companies seeking to produce their products in China will benefit us.

Our Products and Services

We develop, manufacture and market a broad range of mineral-based heat-resistant products, which are generally referred to as refractory products, several industrial ceramics and fracture proppant.  Some of our monolithic refractory products are manufactured according to specific formulas provided by our customers.  Our net sales of refractory products were approximately $38.09 million, $26.64 million and $21.68 million for the years ended December 31, 2007, 2006 and 2005, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our product lines are divided into three major segments: monolithic refractories based on specific mixture formulas, industrial ceramics, and fracture proppant.  Our largest product segment is the monolithic refractories segment, which accounted for approximately 96% of our total revenue in 2007.  Our monolithic refractories are applied to the interior surfaces of steel-making furnaces and other high temperature vessels to improve their productivity and reduce the overall production costs.  Our industrial ceramic products include plates, tubes, elbows, rollers, cylinders and plugs, wearable valves and alveolate ceramics and are used as components in a variety of end products such as switches, fuses, power generators, oil field plug pumps, and reheating furnaces.  Our fracture proppant products are primarily used as materials for extracting crude oil and natural gas.  Our fracture proppant help to increase the productivity of crude oil and natural gas wells.  Besides selling our own products, sometimes we purchase and resell small quantities of shaped refractory bricks manufactured by third parties to fulfill some of our project contract requirements.

Refractory products possess excellent high-temperature-resistant qualities and can function under thermal stress that is common in many heavy industrial production environments.  Because of their unique high-temperature-resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption.  The iron, steel, cement, chemical, coal, glass, petro-chemical, and non-ferrous industries use refractory products and our major customers are companies in these industries.

Our largest customers, measured by percentage of our revenue, operate in the steel industry.  The steel industry is characterized by intense price competition, which results in a continuing emphasis on our need to increase product productivity and performance.  Our strategy has been to fulfill the steel industry’s need by developing technologically advanced refractory products to help our customers increase their productivity.  We believe that the trend towards even greater productivity in the highly competitive steel industry will continue to provide a growing opportunity for our products, especially monolithic refractories.

Every order for monolithic materials is a customized solution. We customize our customers’ orders for monolithic materials based on their uniquely requested formulas.  Upon delivery of our products to customers, the monolithic materials are applied to the inner surfaces of our customers’ furnaces, ladles, or other vessels to improve the productivity of those expensive pieces of equipment.  Use of our products lead to lower overall cost of production and stronger financial performance for our customers.  The reasons that the monolithic materials can help our customers improve productivity, lower production costs, and achieve stronger financial performance are: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, improving steel makers’ productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, hence improving the equipment’s operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure.

Our refractory product sales are often supported by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances to our customers so that they will achieve their desired productivity objectives.  They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. We believe that these services, together with our refractory product offerings, provides us with a strategic advantage.

Examples and description of some of our products and product benefits are:

Monolithic Refractory Products

•

Castable, coating, and dry mix materials.  Offerings within this product line are used as linings in containers such as a tundish used for pouring molten metal into a mold.  The primary advantages of these products are speed and ease of installation to heat.

•

Low-cement and non-cement castables.  Our low-cement and non-cement castable products are typically used in reheating furnaces for producing steel.  These castable products are highly durable and can last up to five years.

•

Pre-cast roofs.  These products are usually used as a component of electric arc furnaces.  They are highly durable, and in the case of our corundum-based pre-cast roofs, products can endure approximately 160 to 220 complete operations of furnace heating.

Industrial Ceramics

•

Ceramic plates, tubes, elbows, and rollers.  These products are used in heavy machines for steel production, power generation, and mining.  They are highly resistant to heat, erosion, abrasion, and impact.

•

Ceramic cylinders and plugs.  Our ceramic cylinders and plugs are often used in plug pumps for drilling crude oil.  The primary operating benefit of these products are highly resistant to pressure.

•

Wearable ceramic valves.  Our wearable ceramic valves are used for transferring gas and liquid products.  These products are highly resistant to wash out, erosion, abrasion, and impact.

Fracture Proppant Products

Our fracture proppant products are available in several different particle sizes (measured in millimeters).  They are used typically as materials to extract crude oil and natural gas.  These products are highly resistant to pressure.

Our Competition

With over 1,500 manufacturers, the refractory market in which we compete is highly fragmented and highly competitive.  In each of our product segments, there is at least one major competitor.  Many of our products are made to industry specifications and  may be interchangeable with our competitors’ products.   Some of our competitors are large and well-established companies, such as Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lier Refractories Co., Ltd., and their financial resources and ability to gain market share may be greater than ours.   Due to the diversity of our product offering, we believe that we enjoy a competitive advantage because most of our competitors do not offer the entire spectrum of our product line.

We face competitive advantages and disadvantages in the market for monolithic refractories, industrial ceramics, and fracture proppants, our three product segments.

Monolithic Refractories and Industrial Ceramics

Through our wholly-owned Chinese subsidiary Henan Gengsheng and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture monolithic refractory products and industrial ceramic products in China.  We are well positioned to compete in the monolithic refractories segment and the industrial ceramics segment, because of our long-standing business relationships with the major steel companies, the quality and diversity of our products and our price differential.  Major steel companies purchase our mixers and furnaces. In particular, we have sold more than 14.64 million of our furnaces throughout China, which accounts for 36.88% of sales during 2007, and in 2004 our line of furnace products won awards in Henan Province. In addition, our patented integral casting technology for mixer furnaces has been licensed by more than twenty steel plants since 2000.  Furthermore, we recently took the lead in developing small and medium-sized aluminum-magnesium spinel castables which were recognized in May 1995 by the Henan Science and Technology Committee  as “key new products” of the State.  We have distinguished ourselves through our excellent customer service team that provides a full-range of monolithic refractory services, including refractory construction and on-site maintenance and technical support.  Our national registered laboratory with its excellent research team is available to meet our customer’s diverse product requirements in a timely manner based on the differences of construction sites.  Our products are largely marketed based on our comparitively more efficient operations, our price differential and our quality of service. We have also made ourselves more competitive through competitive pricing.

We are able to generally keep our prices lower than those of our competitors because we have contracted a supplier who provides high quality products at relatively lower prices. As a result of the foregoing factors, we are in a more advantageous position than our major competitors Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lier Refractories Co., Ltd., who all offer less service and product choices but with similar prices to ours.  We are confident that we will continue to be competitive based on our diverse product offerings, comprehensive maintenance services and better prices.

Fracture Proppants

Our fracture proppant product segment is in its development stage so we are not as strong competitively as we are in our other product segments. We first produced fracture proppant products in December 2006, through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Duesail.  Our ability to succeed in this segment must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of new products as well as the competition from well established manufacturers. Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd.  Carbo Ceramics, Inc. is our strongest competitor with approximately 5% of the domestic market share and 40% of the international market share in this segment.

In spite of these market conditions we have strong expectations regarding our ability to succeed in the production and marketing of fracture proppant products. As soon as our fracture proppant product passed the testing conducted by the China Petroleum and Chemical Industry Association (CPCIA), we joined the association and immediately began to identify our target customers.  So far, we have signed purchasing contracts with Shengli Oilfield and Zhanjiang Oilfield and we are in negotiations with other target customers. In addition, we have received positive feedback regarding our products from potential customers. During the fiscal year ended December 31, 2007, our fracture proppant product segment contributed approximately $0.45 million in sales revenue.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•

Market Position.  We believe that we hold a competitive position in the monolithic refractory marketplace. According to a Chinese steel industry publication, during 2007, total national sales of refractories were at RMB79.3 billion (or approximately $10.5 billion), 65% of which were from refractories applied in steel making, of which 35-40% are monolithic refractories.  Based on our sales of monolithic refractories during fiscal 2007, which was RMB289 million (or approximately, $38.09 million), we believe that our market share for monolithic refractories applied in steel making is approximately 1.25%.  Because our industry is highly competitive and consists of more than 1,500 manufacturers, we believe that a market share of 1.25% is significant and places us in a strong competitive position in the monolithic refractory marketplace, relative to our competition. Our position affords us a broad customer base, superior recognition of the “Gengsheng” brand, procurement leverage and pricing advantages with our suppliers, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities and distribution channels enable us to introduce new refractory products and product categories to our customer base efficiently and cost effectively.

•

Broad Product Offering.  Our refractory product segment offers over 25 product categories that can be tailored to a wide range of customers’ specifications for use in the iron and steel manufacturing industries, in industrial furnaces, and in other heavy machinery. Our broad product offerings allow us to offer our customers a single source for many of their refractory product requirements.

•

Diversified End Markets/Customer Base.  We sell our refractory products in over 25 provinces in China and 11 overseas countries. In the 2007 fiscal year, we had 165 customers, none of which accounted for more than 20% of 2007 net sales. One customer, Rizhao Steel Co., Ltd, accounted for 16.1% of 2007 net sales.  We believe that our broad product line and diverse target markets and customer base have contributed to greater stability in our sales and operating profit margin.  We have long term relationships with significant steel and iron industry leaders in China, such as Bao Steel, Wuhan Steel and Maanshan Steel.

•

Experienced Management Team.  Our management team has, in the aggregate, over 250 years of experience in the refractory industry and over 200 years with Gengsheng International.

•

Access to Raw Materials.  We are located in Gongyi, Henan Province, an area of China which has an abundant reserve of bauxite and other key raw materials used in refractory manufacturing.  Consequently, our access to raw materials and our acquisition costs are favorable to us.

•

Research and Development Capabilities.  We utilize our research and development capabilities to supply our customers with cutting edge refractory products designed to meet their specific demands.  To ensure the highest quality product developments, we established a modern, state-of-the-art laboratory in China dedicated to quality control and testing.

•

Maintenance Service Capabilities.  The sale price of our refractory products also includes installation and ongoing maintenance services, which we believe can be developed into a high margin business if our products continue to be reliable and do not require extraordinary servicing other than ordinary maintenance.  We dedicate over 300 employees to the installation and service of our products.  We believe that this service offering solidifies a positive business relationship with our customers and makes our products more attractive to them.

Our Customers

We have over 165 customers in 25 Chinese provinces, as well as in greater Asia, North America and Europe.  Our customers include some of the largest steel and iron producers in China and elsewhere.  During each of fiscal years 2007, 2006 and 2005, only one of our customers, Rizhao Steel Co., Ltd., or Rizhao Steel, represented 10% or more of our consolidated sales.  Our sales to Rizhao Steel amounted to 15.2%, or $3,365,143 of our sales in 2005, 16.6%, or $4,553,646 of our revenues for 2006 and 16.1%, or $6,393,685 of our revenues for 2007.

During the most recent fiscal year, our top ten customers, which are listed below, accounted for approximately 51.96% of our consolidated revenues.

Our Top 10 Customers

(as of December 31, 2007)

Customers	Sales (in US dollars)	Percentage of our net sales	Locations of Customers
Rizhao Steel Co., Ltd.	6,393,685	16.11	Rizhao City
Jiuquan Iron & Steel Group LLC.	3,523,172	8.88	Jiayuguan City
Anhui Yangtze Steel LLC.	2,250,919	5.67	Maanshan City
Heilongjiang Jianlong Iron & Steel LLC	1,704,443	4.29	Heilongjiang City
Ispat Group Limited	1,481,400	3.73	India
Beijing Shenwu Thermal Energy Technology Co., Ltd.	1,305,409	3.29	Beijing City
Anshan Iron & Steel Group	1,207,827	3.04	Anshan City
Shanxi Haixin International Steel Ltd.	938,588	2.36	Shanxi
Chongqing Saidi Industrial Furnace Co.,	918,651	2.31	Chongqing City
Shijiazhuang Steel & Iron Co., Ltd.	902,199	2.27	Shijiazhuang City

Our Suppliers of Raw Materials

The principal raw materials used in our refractory products are various forms of aluminum oxide, including bauxite, corundum, processed AI203, magnesia, calcium aluminate cement, resin, and silica.  Bauxite is used in the production of refractory materials, fracture proppants and some industrial ceramic products.  Bauxite is abundantly available from mines nearby our manufacturing facilities.  We purchase a significant portion of our magnesia requirements from sources in Liaoning province.  We strive to source raw materials from geographically proximate suppliers as higher shipping costs increase over cost of raw materials when they are bought from other regions.  If we experience supply interruptions of our refractory raw material requirements, we believe that we could obtain adequate supplies from alternate sources in local areas or elsewhere in China at reasonable costs.  The costs of some of our raw materials from 2005 to 2007 are as follows:

(State in US dollar)

	2007	2006	2005
Ordinary bauxite	50.77	34.66	33.87
Refined bauxite	108.32	85.28	67.56
Middle class magnesia	96.89	139.45	112.76
High class magnesia	177.67	137.08	155.47
Silica	278.51	269.17	233.47
Calcium aluminates cement	679.66	677.83	738.99
Processed aluminum oxide	680.68	545.84	705.92
Brown fused corundum	503.19	265.24	264.79
White fused corundum	689.89	610.59	749.33

We typically have supplier agreements with terms of one to two years that do not impose minimum purchase requirements.  The cost of raw materials purchased during the term of a supplier agreement usually is the market price for the raw materials at the time of purchase.  Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs.  We generally do not engage in speculative raw material commodity contracts and attempt to reflect raw material price changes in the sale price of our products.  Our ability to achieve anticipated operating results depends in part on having an adequate supply of raw materials for its manufacturing operations.

We will share the cost of any increase in the price of raw materials with customers if and when such prices increase. We generally pass 50% of such price increases on to our customers, except in the case of large volume customers whose products and services we are already required to deliver at a reasonable cost to those customers.

Our Sales and Marketing

Our sales and marketing group is comprised of over 60 employees who focus on managing specific product lines across several distribution channels.  Our marketing process involves an integrated process of screening sales leads, preparing bid documents (in response to customer requests for a proposal, or RFP), making competitive bids and negotiating and executing definitive sales agreements.

To maximize the accessibility of our product offerings to a diverse group of end users, we market our products through a variety of distribution channels.  We have separate sales and marketing groups that work directly with our customers in each of our target markets.  Marketing and sales are accomplished through the mailing of brochures, industry trade advertising, trade show exhibitions, website applications and sales presentations.

Our Growth Strategy

We are committed to growing our business in the coming years.  The key elements of our growth strategy are summarized below:

•

Pursue Sales Opportunities in Existing and New Markets.  We believe that we have significant opportunities to grow our business by increasing our penetration within our existing customer base, adding new customers, expanding our already broad refractory product offering, and pursuing additional marketing channels.  Our goal is to target industry leading steel and iron manufacturers and become their single source provider of refractory products.

•

Manage Cost Structure Through Operating Efficiency and Productivity Improvements.  We regularly evaluate our operating efficiency and productivity and focus on lowering our manufacturing and distribution costs.  We plan to add internal capacity for new refractory products and new product development while continuing to enhance our order execution capabilities throughout our supply chain.  We believe that these initiatives will provide significant savings and improve operating profits.

•

Expand Product Lines and Specialty Product Lines.  We are actively seeking to identify, develop and commercialize new products that use our core technology and manufacturing competencies.  In particular, we intend to develop a variety of specialty, high margin mineral-based products, including fracture proppant and fine precision abrasive.

•

Expand International Operations.  We intend to expand our addressable market by leveraging resources from our existing operations to increase our presence and our sales efforts in countries outside of China.

•

Selectively Pursue Strategic Acquisitions.  As a strong competitor in the refractory manufacturing market, our core market, we believe that we are well-positioned to benefit from the consolidation of manufacturers in these markets.  We also believe that our management has the ability to identify and integrate strategic acquisitions.  We will continue to selectively consider acquisitions that will improve our market position within our existing target markets, expand our product offerings or end markets, or increase our manufacturing efficiency.

Regulation

Because our operations are based in China, we are regulated by the national and local laws of the People’s Republic of China.

The refractory materials industry is generally subject to state, local laws and regulations relating to the environment, health, and safety.  The operation of refractory materials involves the release of powder and dust which are classified as environmental pollutants under applicable government laws and regulations.  We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations.  We have made substantial capital investments in our facilities to ensure compliance with environmental and regulatory laws.  We believe that our operations are in substantial compliance with the laws and regulations and that there are no violations that would have a material effect on us.  The cost of compliance with these laws and regulations is not expected to have a large financial impact on our operations.

There is no private ownership of land in China.  All land ownership is held by the government of the PRC, its agencies and collectives.  Land use rights can be obtained from the government for a period up to 50 years, and are typically renewable.  Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee.  We have received the necessary land use right certificate for our primary operating facility which is located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan Province.  See “Our Business — Our Facilities” below for more details.

In addition, we are also subject to PRC’s foreign currency regulations.  The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies.  Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met.  At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation of in connection with the production of our products.  We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Intellectual Property

While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would harm or cause a material disruption of our business.  We also consider the production of our monolithic refractories to involve proprietary know-how, and we adjust and test the specific composition formulas to ensure optimal product performance.

Patents

We own four Chinese patents which are registered with the China State Intellectual Property Office.  The following table lists our patents:

Patent Name	Patent Number	Application Date	Patent Term	Country
Intergral casting technology for mixer furnace	ZL00137106.1	December 29, 2000	20 years	PRC
Ceramic pressurizing double flashboard and brake valve	ZL200520029858.7	January 24, 2005	10 years	PRC
Straight burining gas regeneration kiln	ZL200520030706.9	May 23, 2005	10 years	PRC
Pump-used ceramic post stopper	ZL200520029859.1	March 8, 2006	10 years	PRC

Trademarks

We also own the following registered trademarks associated with the brand “Gengsheng” that were issued by the State Industrial and Commercial Administration Bureau of the PRC.

Trademark	Registered Number	Termination Date	Use
	560614	August 9, 2011	Used for products with high-carbon black lead catalogued as class number 1
	561260	August 9, 2011	Used for refractories catalogued as class number 19

Our Research and Development

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products and develop technology to expand the range of specifications of our products.

We have spent $86,990, $11,596 and $14,214 on Company-sponsored research and development activities in fiscal years 2007, 2006 and 2005, respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products.  We have not spent any money on customer-sponsored research and development activities.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our Employees

As of December 31, 2007, we employed 1,050 employees, all of whom are all salaried employees and members of a labor union.  Over 25% of our employees hold a bachelor’s degree, and approximately 1% of our employees hold a master’s degree.

We actively recruit our employees from the local market and expect to focus our recruiting efforts on bachelor degree candidates in the fields of material science, refractory materials and marketing as we implement our expansion plans.  We have implemented a comprehensive training program for our employees that focuses not just on skills and knowledge training for their specific duties, but also on our corporate philosophy and our product concepts.

Our employees participate in a mandated state pension scheme and social insurance programs organized by Chinese municipal and provincial governments which covers pensions, unemployment and injury insurance.  We are required to contribute to the scheme at a rate of 20% of the average monthly salary for employee pensions, 2% of the average monthly salary for the state unemployment fund and 1% of the monthly average salary for injury insurance.  Our compensation expenses related to this scheme was $150,097, $150,595 and $87,483 for the years ended December 31, 2007, 2006 and 2005, respectively.

Our Chinese subsidiaries have trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

China enacted a new Labor Contract Law, which became effective on January 1, 2008.  We have updated our employment contracts and employee handbook and is in compliance with the new law.  We will work with the employees and the labor union to insure that the employees obtain the full benefit of the law.  We do not anticipate that changes in the law will materially impact the Company balance sheet.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, which constitute the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

Approximately 51.96% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 165 active customers, approximately 51.96% of our sales revenue came from our top ten customers in fiscal year 2007, with Rizhao Steel Co., Ltd. alone accounting for approximately 16.1% of our sales revenue.  If we cease to do business at or above current levels with Rizhao Steel Co., Ltd. or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

According to industry association statistics published by the Luoyang Institute in 2002, the iron and steel industries accounted for approximately 60% of consumption in the Chinese refractory industry.  Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry.  The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates.  These macroeconomic factors have historically resulted in wide fluctuations in the Chinese and the global economies in which steel companies sell their products.  In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for steel products and, could in turn, negatively impact our sales, margins and profitability.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China’s steel production.  According to data provided by the Association of China Refractories Industry, total output of refractory products over the past five years grew from 9.81 million tons in 2000 to 22.76 million tons in 2005, representing an annualized growth rate of 18.3%.  Total sales grew from RMB 19,300 million to RMB 64,000 million, representing an annualized growth rate of 27.1%.  Our industry’s growth has been driven by the growth in the Chinese steel industry.  According to figures provided by the National Statistics Bureau of China, the Chinese steel output grew from an annual output of 157 million tons in 2001 to 419 million tons in 2006, representing a CAGR of 21.7%.  Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China is expected to grow to 651 million tons by 2010, representing a CAGR of 11.6 % over the next four years.  If the steel industry experiences such a slowdown, our growth prospects will likewise be curtailed.  Additionally, the market for monolithic refractories in China is still in the developmental stage, and successful market penetration of the monolithic refractories depends heavily on two factors.  First, successful market penetration depends on technological progress that results in better performance by our customers, new varieties of products that meet our customer’s future requirements, and more efficient and effective installation and maintenance methods.  Second, successful market penetration also depends on our marketing strategy and our ability to execute that strategy while maintaining a high quality of service to our customers.  Our future revenue growth—without acquisitions—may maintain growth, but nevertheless, we may not match our past growth rate.

Improvements in the quality and lifespan of refractory products may decrease product turnover and our sales revenues.

Technological and manufacturing improvements have made refractory products more durable and more efficient. While making products more durable and more efficient is generally a positive development, the increased quality and durability of refractory products could lead to declining consumption and turnover of refractory products, which is usually measured in kilograms consumed per ton of steel produced.  According to the Association of China Refractories Industry, in the developed nations, the average refractory consumption per ton of steel produced dropped from 60 kilograms consumed per ton of steel produced in the 1950s to 13 kilograms consumed per ton of steel produced in 2005.  In China, the current average consumption rate is approximately 28 kilograms consumed per ton of steel produced.  With the growth rate in the steel industry decelerating and with the consumption rate of refractory products per ton of steel produced decreasing, the refractory industry’s future growth rate may decelerate.  We can increase our prices to offset a decrease in product consumption, but we cannot assure you that price increases will be acceptable to our customers.

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

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminate cement, and silica.  We primarily use bauxite in the production of refractory materials, fracture proppants and some industrial ceramic products.  The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations.  Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers.  In 2007, raw material costs accounted for 81.8% of the production cost for refractory products and 75.05% for industrial ceramics products.

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

We hold patents for (a) integral casting technology for mixer furnaces (which expires on December 29, 2020), (b) a ceramic pressurizing double flashboard and brake valve (which expires on January 24, 2015), (c) a straight burning gas regeneration kiln (which expires on May 23, 2015) and (d) a pump-used ceramic post stopper (which expires on March 8, 2016).  We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions.  Although we do not consider any single patent to be of such material importance that its absence would harm or cause a material disruption of our business, when taken together, these technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary.  Furthermore, third parties could challenge the scope or enforceability of our patents.  In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction.  In addition, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.  Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

Currently, we have a single director and no independent directors.  In the future, we may appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  We are subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on management’s assessment of the effectiveness of such company’s internal controls over financial reporting, as well as the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We first produced fracture proppant products in December 2006. As December 31, 2007, we had earned $0.45 million in revenues from sales of our fracture proppant products.   We are expecting to see an increase in our total revenues for the initial sales of fracture proppant products in 2008, but the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the marketing of new products.  There can be no assurance that we will be able to market additional fracture proppant products in the future, that future revenues from such sales will be significant, that any sales will be profitable or that we will have sufficient funds available to continue the manufacturing and marketing of these products.  However, we do not expect our other operations to be materially affected by our failure to successfully market our new fracture proppant products.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

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

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, all of our executive officers and our sole director are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2.  PROPERTIES

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We have obtained the right from the relevant governmental authority for periods ranging from 39 to 50 years to use the land on which our facilities are located.  We currently have about 27 manufacturing facilities located on three manufacturing sites in China.  In Gongyi City, Henan Province, we have offices and workshops with a total architectural acreage of approximately 29,419 square meters.  In Zhengzhou City, Henan Province, we have offices and workshops with a total architectural acreage of approximately 10,756 square meters.  Additionally, in 2006, we completed construction for a new site in Gongyi City, Henan Province, which has a production capacity of 30,000 tons and currently operates at 50% of capacity.  On this new site, we have offices and workshops with a total architectural acreage of approximately 12,704 square meters.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained.  They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2007 that has not been already reported in a current report on Form 8-K.

PART II

ITEM 5.   MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-The-Counter Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “CHGS.OB,” but has not been traded except on a limited an sporadic basis. The CUSIP number is 16942P101.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The high and low quotations for the fourth quarter of 2006 and the first quarter and second quarters of the 2007 fiscal year have been adjusted for a 1-for-50 reverse stock split that became effective in December 11, 2006.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter (until March 25, 2008)	4.05	2.80

Year Ended December 31, 2007
1st Quarter	2.21	1.35
2nd Quarter	3.90	2.42
3rd Quarter	3.97	3.10
4th Quarter	4.30	2.97

Year Ended December 31, 2006
1st Quarter	N/A	N/A
2nd Quarter	0.30	0.20
3rd Quarter	0.75	0.25
4th Quarter	1.00	3.50

 (1)  The above tables set forth the range of high and low closing bid prices per share of our common stock as reported in our SEC filings and by www.quotemedia.com for the periods indicated.  The closing bid prices are only available from the quarter that began on April 1, 2006.

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Holders

On March 25, 2007, there were approximately 241 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared dividends or paid cash dividends.  Our board of directors, which currently consists of a single director, has complete discretion on whether to pay dividends, subject to the approval of our shareholders.    We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Recent Sales of Unregistered Securities

On April 25, 2007, we completed a private placement transaction, pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds or approximately $8.5 million in net proceeds.  In connection with this private placement, we paid a fee of $683,618 to Brean Murray and its potential designee(s), for services as placement agent for the private placement.  We also agreed to issue Brean Murray and its potential designee(s) a three-year warrant for the purchase of 374,331 shares of our common stock in the aggregate, at an exercise price of $2.06 per share.  We are under the contractual obligation to register shares of our common stock as well as shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designee in connection with this private placement within a pre-defined period.

The foregoing securities were issued to investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated thereunder. The stockholders who received the securities agreed that (a) they had access to all of the Company’s information pertaining to the investment and were provided with the opportunity to ask questions and receive answers regarding the offering, (b) they were acquiring the securities for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (c) they would not sell or otherwise transfer the purchased shares unless in compliance with state and federal securities laws. Each of the stockholders represented that they are accredited investors as defined in Rule 501(a) under the Securities Act and that there was no general solicitation or advertising in connection with the offer and sale of the Shares.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company’s common stock owned by him, to be held for the benefit of the investors.  Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007, and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang.  However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. In addition, on April 25, 2007 Mr. Zhang entered into a similar escrow agreement with HFG International, Limited, the Company’s financial advisor in connection with the private placement.  Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of our common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good.  Similarly, if the thresholds are not achieved in either year, as described above the escrow agent must release certain amount of the make-good shares that were put into escrow.  Pursuant to the escrow agreements, the release of the make good shares to the shareholders as a result of operation of the make good agreement is not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement, even if such treatment is required by US GAAP.  We have met the after-tax net income threshold for the fiscal year ended December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries.  Through our wholly-owned Chinese subsidiary, Henan Gengsheng, and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture monolithic refractory products and industrial ceramic products in China.  Through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products.  We first produced our fracture proppant products in December of 2006, and by December 31, 2007, we earned $0.45 million in revenues from sales of our fracture proppant products.  Although we have not generated significant revenues from our fracture proppant products, we are not a development stage company because we continue to produce and market our refractory products.

We have three primary product lines: monolithic refractories, industrial ceramics and fracture proppant.  Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs.  Our industrial ceramic products, which include abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components in a variety of end products such as fuse, vacuum interrupter, electrical components, mud slurry pump, and high-pressure pump, which are used in the electric power, electronic components, industrial pumps, and metallurgy industries.  We also install and maintain some of our products.  Our fracture proppant products are used to extract trapped pockets of oil and natural gas deposits from operating oil wells, which lead to higher productivity for oil and natural gas wells.

We sell our products to over 165 customers located in approximately 25 provinces in China and in other countries in Asia, Europe and North America. Most of our products are sold to customers in China who operate in the steel, iron, glass, cement and aluminum industries for use in industrial furnace and heavy machinery.  Most of our revenues are derived from the sale of our monolithic refractory products.  Our sales revenues for the fiscal years ended December 31, 2007 and 2006 were approximately $39.69 million and $27.48 million, respectively, and our net income after taxes was approximately $3 million and $4.5 million, respectively.

The following table provides a percentage breakdown for our regional sales in China as of December 31, 2007:

Region	Proportion
East China	34.33%
West China	15.45%
South China	7.6%
North China	30.50%
Central China	12.11%

Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil companies.  Our largest customers, measured by percentage of our revenue, operate in the steel industry.

Overview of Business Operations in the fiscal year of 2007

During the fiscal of 2007, we continued to see strong demand for our mineral based refractory products and growth in our customer base, sales revenue and net income due largely to the performance of the Chinese economy and industries in which our customers operate.  We also commenced our operations of our fracture proppant product line during the third quarter of 2007 and made progress toward the launch of our fine precision abrasive product line, which we hope to be operational by late 2007 or early 2008.

The followings are some financial highlights for the fiscal year of 2007:

•

Sales revenue increased approximately $12.21 million, or approximately 44%, to $39.69 million for the fiscal year of 2007 from approximately $27.48 million for the same period last year.

•

Net income decreased approximately $1.5 million, or 33%, to approximately $3 million for the fiscal year of 2007 from $4.5 for the same period of 2006.

•

The Company’s consolidated balance sheet for the fiscal year of 2007 included current assets of approximately $42.91 million and total assets of approximately $54.51 million.

Principal Factors Affecting Our Financial Performance

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

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which will take effect as of January 1, 2008.  Under the new EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.”  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate at 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax.  The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations.  Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.  We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.   The new EIT Law imposes a unified income tax rate at 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms.  We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future.  Any increase in our effective tax rate as a result of the above may adversely affect our operating results.  However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Our primary challenge is our potential inability to produce enough refractory and fracture proppant products to satisfy the increased demand for these products.  In order to increase our manufacturing capacity so that we can meet our projected demand, we will be required to make investments that improve the efficiency and capacity of our properties, plant and equipment.  We have raised a total of $10 million in the private placement that we closed on April 25, 2007.  We used most of these funds for our new fine precision abrasives business.  The new production facilities has been  operational since late 2007 and will be sufficient to satisfy the projected demands for this product for the foreseeable future.

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended on December 31, 2007, 2006 and 2005 provides information regarding the dollar and percentage increase or (decrease) during such years.

All amounts, other than percentages, in thousands of U.S. dollars

	Years ended December 31,
	2007		2006		2005
		As a		As a		As a
	All	percentage of	All	percentage of	All	percentage of
	amounts	net revenues	amounts	net revenues	amounts	net revenues
	(in thousands of dollars, except percentage)
Statement of operations data:

Net sales	39,693	100%	27,482	100%	22,184	100%

Cost of sales	23,627	59.52%	16,534	60.16%	12,978	58.50%

Gross profit	16,066	40.48%	10,948	39.84%	9,206	41.50%

Operating expenses
Recovery of doubtful debt	(253)	-0.64%	(58)	-0.21%	(7)	-0.03%
General & administrative expenses	2,440	6.15%	2,412	8.78%	2,077	9.36%
Amortization and depreciation	221	0.56%	158	0.57%	129	0.58%
Selling expenses	4,739	11.94%	3,783	13.77%	3,132	14.12%
Total operating expenses	7,147	18.01%	6,295	22.91%	5,331	24.03%

Net operating income	8,919	22.47%	4,653	16.93%	3,875	17.47%

Government grant income	1,029	2.59%	33	0.12%	321	1.45%
Interest income	82	0.21%	9	0.03%	8	0.04%
Other income	5	0.01%	36	0.13%	39	0.18%
Finance costs, net	(430)	-1.08%	(226)	-0.82%	(103)	-0.46%
Unusual charge-make good provision	(5,300)	-13.35%	-	0.00%	-	0.00%
Income before income taxes and minority interests	4,305	10.85%	4,505	16.39%	4,140	18.66%
Income taxes	(1,265)	-3.19%	(7)	-0.03%	(250)	-1.13%
Minority Interests	(41)	-0.10%	(2)	-0.01%	(9)	-0.04%
Net income	2,999	7.56%	4,496	16.36%	3,881	17.49%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Sales revenues. Our sales revenues increased by $12.21 million, or 44.43%, to $39.69 million in 2007, from $27.48 million in 2006.  The increase was mainly contribute to vast increase of orders from our existing customers due to their increasing demands in 2007.   The increase of sale was also driven by our comprehensive maintenance services that we provide along with sales of our products. Four new customers have also contributed to our sales significantly.

Cost of sales. Our cost of sales increased by $7.10 million, or 42.9%, to $23.63 million in 2007, from $16.53 million in 2006.  This increase was mainly attributable to the increase of sales.  As a percentage of net revenues, the cost of goods sold decreased approximately by 0.64% to 59.52% in 2007, from 60.16% in 2006. The decrease of such percentage was mainly due to the effective control of our production process, our decrease of materials waste and more competitive prices offered by our suppliers of raw materials.  The increase in gross margin occurred mainly because of increased sales of our core product, monolithic refractories, which improved from 43.9% in 2006, to 69.08% in 2007.

Gross profit. Our gross profit increased by $5.12 million, or 46.75%, to $16.07 million in 2007, from $10.95 million in 2006.  Gross profit as a percentage of net revenues increased by 0.64% in 2007 as compared to 39.84% in 2006, was mainly due to the increase in our sales revenue and the relative decrease of the fixed cost.  Such percentage increased also due to effective control of production process and decrease of materials waste and the lower price offered by our suppliers on purchasing resale goods.  Furthermore, the percentage of turnkey project revenue was increased to 36.88% in 2007 from 35% in 2006.   The increase of gross profit is also because the purchase cost for outsourcing shaped refractory products decreased and the sale volumes increased, which we do not produce by ourselves but instead order from third parties and resell to our customers. Our revenue from shaped refractory products increased $2.75 million, or 34.12%, to $10.8 million in 2007, from $8.06 million in 2006.

General and administrative expenses. Our general and administrative expenses increased by $0.03 million, or 1.2%, to $2.44 million in 2007, from $2.41 million in 2006.  The increase of expenses is because of the increase of salary for newly recruited executive officers and bonus to employees for better sales performance in 2007. As a percentage of net revenues, general and administrative expenses decreased to 6.15% in 2007, as compared to 8.78% in 2006.   This decrease of percentage was primarily due to effective cost-cutting.

Unusual charge-make good provision. Our unusual charge-make good provision expenses on the Make Good Agreement increased by $5.3 million or 100% to $5.3 million  in 2007 from $- in 2006. The increase in make good provision expenses was mainly due to the achievements of the net income thresholds for 2007 and the escrow agent will released the 1,656,067 shares to the major shareholder amounting to $5.3 million at the fair value of the date of performance goals are met at December 31, 2007.

Amortization and depreciation. Our amortization and depreciation expenses increased by $63,000, or 39.87%, to $0.22 million  in 2007 from $0.16 million in 2006.  As a percentage of net revenues, expenses associated with amortization and depreciation were slightly decreased by 0.01%, from  0.57% in 2006, to 0.56% in 2007. Such percentage decreased due to the fact that depreciation expenses will not increase with the increase of sales.  The increase in our amortization and depreciation expenses was mainly attributed to the new subsidiary, Duesail, which commenced its business in 2006 and therefore Duesail incurred more depreciation expenses in 2007.

Recovery of doubtful debts. Our recovery of doubtful debts increased by $0.19 million to $0.25 million in 2007 from $0.06 million in 2006.  This increase in our recovery of doubtful debts was attributable to the decrease of doubtful debts.

Selling expenses. Our selling expenses increased by $0.96 million, or 25.3%, to $4.74 million in 2007 from $3.78 million in 2006.  The increase in our selling expenses resulted primarily from costs associated with the increase in our sales volume. As a percentage of net revenues, selling expenses decreased by 1.83% in 2007 as compared with 2006 due largely to improved cost controls and the decrease of entertainment and advertising expenses.

Government grant income. Our government grant income increased by $1 million, or 3021%, to $1.03 million in 2007 from $33,000 in 2006.  As a percentage of net revenues, our government grant income was 2.59% in 2007 and 0.12% in 2006.  This increase was primarily because the local government rewarded the Company for the successful back-door listing and good performance by Refractories.

Finance costs. Our finance costs increased by $204,000, or 90.26%, from $226,000 in 2006 to $430,000 in 2007. The increase was mainly due to the increase in loans from 1.9 million in 2006, to 11.5 million in 2007.

Income before income taxes and minority interests.  Our income before income taxes and minority interests decreased by $0.2 million, or 4.4%, to $4.31 million in 2007 from $4.51 million in 2006.  As a percentage of net revenues, our income before income taxes and minority interests decreased by 5.54% in 2007 as compared with 2006.  This decrease was primarily attributable to the $5.3 million incurred in the escrow agreement.

Income taxes. We incurred income taxes of $1.27 million in 2007 compared to $7,000 in 2006.  We paid more taxes in 2007 because we were entitled to Tax Holiday in 2006, and we were charged at income tax rate 15% in 2007.

Net income. Net income decreased by $1.5 million, or 33%, to approximately $3.0 million in 2007 from approximately $4.50 million in 2006, as a result of the factors described above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales revenues. Our sales revenues increased by $5.30 million, or 23.88%, to $27.48 million in 2006, from $22.18 million in 2005.  The increase was driven by strong increase in our sales volume due to the expansion of our maintenance services that we provide along with sales of our products.  Our revenues also increased due to more orders for shaped refractory products, which we do not produce ourselves but instead order from third parties and resell to fulfill our customers' demands.  Our revenue from shaped refractory products increased $2.61 million, or 47.89%, to $8.06 million in 2006, from $5.45 million in 2005.

Cost of sales. Our cost of sales increased by $3.56 million, or 27.40%, to $16.53 million in 2006, from $12.98 million in 2005.  This increase was mainly attributable to and correlates to the increase in our sales volume.  As a percentage of net revenues, our cost of goods sold in 2006 increased by 1.66%, from 2005.  The decrease in gross margin occurred mainly because our shaped refractory product sales, with a gross margin of approximate 15.3%, accounted for a larger share in our total revenue.  The gross margin of our core business, monolithic refractory product, was improved from 42.8% in 2005, to 43.9% in 2006.

Gross profit. Our gross profit increased by $1.74 million, or 18.92%, to $10.95 million in 2006, from $9.21 million in 2005.  Gross profit as a percentage of net revenues decreased 1.66% in 2006 as compared with 2005, was mainly due to the increase in the increase of our sales revenue.  Gross profit as a percentage of net revenues in 2006 was 39.84%, as compared to 41.50% during the same period in 2005.  The decrease of such percentage was mainly due to the increase in our purchase costs which led to a decrease in gross profit as a percentage of net revenue.

Recovery of doubtful debts. Our recovery of doubtful debts increased by $51,000 to $58,000 in 2006 from $7,000 in 2005.  This increase in our recovery of doubtful debts was attributable to the writing off of the bad debt previously booked under general and administrative expenses in 2005.

General and administrative expenses. Our general and administrative expenses increased by $0.34 million, or 16.13%, to $2.41 million in 2006 from $2.08 million in 2005.  As a percentage of net revenues, general and administrative expenses decreased 0.6% in 2006 as compared with 2005.  This increase was partly attributable to $0.13 million of expenses incurred by the commencement of our new fracture proppant segment operations, which had not generated revenue at December 31, 2006.

Amortization and depreciation. Our amortization and depreciation expenses increased by $29,000, or 22.48%, to $158,000 in 2006 from $129,000 in 2005.  As a percentage of net revenues, expenses associated with amortization and depreciation were slightly decreased 0.01%, from 0.58% in 2005, to 0.57% in 2006.  The increase in our amortization and depreciation expenses, and slight decrease in our amortization and depreciation expenses as a percentage of revenues was largely due to an increase in fixed assets during 2006.

Selling expenses. Our selling expenses increased by $0.65 million, or 20.8%, to $3.78 million in 2006 from $3.13 million in 2005.  The increase in our selling expenses resulted primarily from costs associated with the increase in our sales. In particular, our shipment expenses increased $0.69 million from $1.51 million in 2005 to $2.20 million in 2006. As a percentage of net revenues, selling expenses decreased 0.4% in 2006 as compared with 2005, due largely to improved cost controls.

Government grant income. Our government grant income decreased by $288,000, or 89.71%, to $33,000 in 2006 from $321,000 in 2005.  As a percentage of net revenues, our government grant income was 0.12% in 2006 and 1.45% in 2005.  This decrease was primarily because the government subsidy of employing disabled persons was not applicable to us after May 2006.

Finance costs. Our finance costs increased by $123,000, or 119.42%, from $103,000 in 2005 to $226,000 in 2006.

Income before income taxes and minority interests. Our income before income taxes and minority interests increased by $0.37 million, or 8.80%, to $4.51 million in 2006 from $4.14 million in 2005.  As a percentage of net revenues, our income before income taxes and minority interests decreased 2.27% in 2006 as compared with 2005.  This decrease was primarily attributable to the significant decrease of $288,000 of our government subsidy for employing disabled persons to $33,000 in 2006.

Income taxes. We incurred income taxes of $7,000 in 2006 compared to $250,000 in 2005.  Although our pre-tax income was higher in 2006 compared to 2005, we paid less taxes in 2006 because we entered the tax holiday period after we became a wholly-owned foreign enterprise in January 2005.

Net income. Net income increased by $0.62 million, or 15.85%, to approximately $4.50 million in 2006 from approximately $3.88 million in 2005, as a result of the factors described above.

Liquidity and capital resources

As of December 31, 2007, we had cash and cash equivalents of $1.96 million and restricted cash of $ 0.27 million. Our current assets were $42,907,034 and our current liabilities were $17,127,678 as of December 31, 2007 which results in a current ratio of approximately 25%. Total stockholders' equity as of December 31, 2007, was $37,180,376.  The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

	Fiscal Year Ended December 31,
(in thousands of US dollar)	2007	2006	2005

Net cash provided by (used in) operating activities	$ (5,629)	$ 640	$3,686
Net cash (used in) investing activities	(4,200)	(3,104)	(734)
Net cash provided by (used in) financing activities	11,285	1,444	(1,832)
Effect of foreign currency translation on cash and cash equivalents	82	26	32
Net increase (decrease) in cash and cash equivalents	1,538	(994)	1,152
Cash and cash equivalents – beginning of year	426	1,420	268
Cash and cash equivalents – end of year	1,964	426	1,420

Operating Activities

Net cash used in operating activities in 2007 totaled $5.63 million, which is an increase of $6.27 million from net cash provided by operating activities of $0.6 million in 2006.  The increase in net cash used in operating activities was mainly due to the increase bills receivable of $5.58 million and amount paid on behalf of Duesail for their lack of operating cash.  The increase in net cash used also due to the increase of expenses incurred in fund raising activities.

Net cash provided by operating activities in 2006 totaled $0.64 million, which is a decrease of $3.05 million from net cash provided by operating activities of $3.69 million in 2005.  The decrease was mainly due to an increases in inventory, accounts receivable and other receivables and prepayments partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities in the year 2007 was $4.2 million, which is an increase of $1.10 million from net cash used for investing activities of $3.10 million in 2006. The increase for 2007 was primarily due to the prepayment for the acquisition of property, plant and equipment and intangible assets.

Net cash used in investing activities in the year 2006 was $3.10 million, which is an increase of $2.37 million from net cash used for investing activities of $0.73 million in 2005. The increase for 2006 was primarily due to amounts invested in connection with the acquisition of a technology used to produce a refractory called BF taphole mud, used in large-size blast furnaces and new product development efforts by our new subsidiary, Duesail , which develops a product called fracture proppant.  By the end of 2006, payments have been made by Duesail to acquire buildings, plant and machinery and other equipment amounting to $2,036,000, $775,000 and $27,000 respectively. The remaining portion was mainly incurred by Henan Gengsheng mainly for the acquisition of motor vehicles and machinery.

Financing Activities

Net cash provided by financing activities was $11.29 million in 2007 as compared to $1.44 million used in financing activities in 2006.  There are two main reasons for the increase of the net cash provided by financing activities.

On April 25, 2007, we completed a private placement financing transaction in which we sold 5,347,594 shares of our common stock to certain accredited investors for approximately $10 million in gross proceeds and $8.5 million in net proceeds, after the deduction of the cost of raising capital.

The Company borrowed new loans with a total $11.49 million from banks for the operation of our new fracture proppant business and we repaid $7.24 and $1.28 million for the loans borrowed during the year ended December 31, 2007 and 2006. As a result, the balance of all our bank loans as at December 31, 2007 was approximately $6.48 million.

Net cash provided by financing activities was $1.44 million in 2006 as compared to $1.83 million used in financing activities in 2005.  The change was attributable to the fact that we borrowed more money than we repaid.

We might need additional financial for possible new production line construction and merger activity.

Loan Facilities

As of December 31, 2007, the Company and its subsidiaries have the following credit facilities with the following terms:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Credit Facility	Agricultural Bank of China	2007-12-18 to 2008-03-26	3 months	315,330
2	Credit Facility	Shanghai PuDong Development Bank	2007-07-20 to 2008-07-19	1 year	1,371,000
3	Credit Facility	Industrial and Commercial Bank of China	2007-09-14 to 2008-08-13	11 months	2,742,000
4	Credit Facility	Agricultural Bank of China	2007-09-30 to 2008-09-29	1 year	1,371,000
5	Credit Facility	Agricultural Bank of China	2007-12-28 to 2008-12-27	1 year	685,500

The loans shown in the above table total approximately $6.48 million and will mature on or before the end of December 27, 2008. We will repay each of the loans when it matures, by either an internal source of funds or we will refinance this debt.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2007:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	6,484,830	6,484,830	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	529,892	529,892	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	7,014,722	7,014,722	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On July 20, 2007,  Henan Gengsheng  entered into a short term loan agreement with Shanghai Pudong Development Bank (the “Pudong Bank”), Zhengzhou Wenhua Road Branch. Pursuant to the loan agreement, the Pudong Bank loaned Refractories, $1,371,000 (RMB 10,000,000), at an interest rate of 6.57% per annum on all outstanding principal.  Henan Gengsheng  is obligated under the loan agreement to repay the loan and all accrued interest in full on July 19, 2008.  Under the terms of the loan agreement, if the loan is not paid in full on the maturity date, the interest rate will be increased to a default rate of 8.54% per annum.  Furthermore, if the loan is used for any other purpose than to fund short-term capital turnover costs, the Pudong Bank will have the right to increase the interest rate to 13.14% per annum.  The Company currently plans to use the loan to fund short-term capital turnover costs.  Mr. Zhang, our sole director, and Zhengzhou Jinyuan Flour Co., Ltd., delivered third-party guaranties to the Pudong Bank on behalf of the Company as security for the loan.

On September 14, 2007,  Henan Gengsheng  entered into a short term loan agreement with Industrial and Commercial Bank of China (the “Industrial Bank”). Pursuant to the loan agreement, the Industrial Bank loaned Henan Gengsheng, $2,668,000 (RMB 20,000,000), at an interest rate of 7.72% per annum on all outstanding principal.  Henan Gengsheng is obligated under the loan agreement to pay the interest monthly and repay the loan in four installments equal monthly installments, commencing on May 25, 2008 and terminating on August 13, 2008. The Company currently plans to use the loan to fund the purchase of raw materials. A third-party guaranty agreement was signed and delivered to the Industrial Bank on behalf of the Company as security for the loan.

On September 30, 2007, Henan Gengsheng  entered into a short term loan agreement with Agricultural Bank of China (the “Agricultural Bank”), Gongyi City Branch. Pursuant to the loan agreement, Agricultural Bank loaned Henan Gengsheng, $1,334,000 (RMB 10,000,000), at a development aid discounted interest rate of 3% per annum on all outstanding principal.  The purpose of the contract is to repay the loan agreement signed on March 13, 2007 with a loan $1,334,000 (RMB 10,000,000), at an interest rate of 7.34%, to save the interest payment. Our ability to repay the loan was guaranteed by a third-party non-affiliate company. The agreement will be terminated on September 29, 2008.

On December 18, 2007, Henan Gengsheng entered into a loan agreement with the Agricultural Bank, for a loan in the principal amount of $315,330 (RMB 2,300,000). The interest rate for this loan is 6.48% per annum and the loan has a maturity date of March 26, 2008.

On December 28, 2007, Henan Gengsheng entered into a short term loan agreement with Agricultural Bank.  Pursuant to the loan agreement, the Agricultural Bank loaned Henan Gengsheng, $685,500 (RMB 5,000,000) with interest rate of 8.22% per annum on all outstanding principal. The loan is secured by the Company's sole director Zhang Shunqing and third party Henan Dayugou Meiye Group Co., Ltd. The loan has a maturity date of December 27, 2008.

Critical Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Minority interests

Minority interests resulted from the consolidation of a 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade, bills and other receivables.  As of December 31, 2007 and 2006, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the bills amount as collateral.  These bills receivable can be sold to any third party at a discount before maturity.  The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

During the reporting periods, customer representing 10% or more of the Company’s consolidated sales is :-

	Year ended December 31,
	2007	2006	2005

Rizhao Steel Co., Ltd.	$6,393,685	$4,553,646	$3,365,143

As at December 31, 2007 and 2006, approximately 12% and 5% of gross trade receivables was due from this customer.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2007 and 2006, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable that are restricted in use are classified as restricted cash under current assets.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 1% of gross amount of trade receivables due below 1 year, 5% of gross amount of trade receivables due from 1 to 2 years, 40% of gross amount of trade receivables due from 2 to 3 years and 70% of gross amount of trade receivables due over 3 years.  Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified.  The Company does not accrue interest on trade receivables.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general policy to make a 50% provision for inventories aged over 1 year. Historically, the actual net realizable value is close to the management estimation.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rates are as follows :-

	Annual rate	Residual value

Buildings	5- 7%	3-10%
Plant and machinery	9-39%	3-10%
Furniture, fixtures and equipment	9-20%	3-10%
Motor vehicles	9-18%	3-10%

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The intangible asset of the Company is an unpatented technology. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract.  It is not subject to amortization until its useful life is determined to be no longer indefinite.

Unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Land use right

Land use right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 39 to 50 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Government grant

Government grant for year ended December 31, 2007 mainly represents incentive payment from the local government for the successful back-door listing and good performance by Refractories.

Government grant for years ended December 31, 2006 and 2005 are mainly related to the employment of the handicapped by the Company.  The Company was entitled to such grant when it hires the required number of handicapped staff in addition to the Tax Concession according to the relevant PRC rules.

Government grant is recognized in the consolidated statements of income when the relevant performance criteria are met.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Advertising, shipping and handling cost, research and development expenses

Advertising, shipping and handling cost and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $50,037, $136,525 and $12,968 for three years ended December 31, 2007, 2006 and 2005 respectively are included in selling expenses.

Shipping and handling cost amounting to $2,916,163, $1,997,330 and $1,507,040 for three years ended December 31, 2007, 2006 and 2005 respectively are included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products.  They are expensed when incurred.

Research and development costs amounting to $86,990, $11,596 and $14,214 for three years ended December 31, 2007, 2006 and 2005 respectively are included in general and administrative expenses.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program.  As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times.  Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program.  As at December 31, 2007 and 2006, such receivables amounted to $837,043 and $267,207 respectively and are included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience.  During the years ended December 31, 2007, 2006 and 2005, such warranty expenses amounted to approximately $114,000, $77,000 and $51,000 respectively and are included in the cost of sales.  Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company’s operation during the reporting periods.  However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Cost of sales

Cost of sales consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling expenses

Selling expenses are mainly consists of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expense which are incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, labor protection and salaries and wage which are incurred at the administrative level and exchange difference.

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is the Renminbi (“RMB”) and RMB is not freely convertible into foreign currencies.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2007 and 2006 were RMB1 for $0.1371 and $0.1282 respectively.  The average exchange rates for the years end December 31, 2007, 2006 and 2005 were RMB1 for $0.1317, $0.1256 and $0.1222 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recording in other comprehensive income are translation exchange gains which amounted to $1,450,843, $556,201 and $310,914 for the three years ended December 31, 2007, 2006 and 2005 respectively.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are compared using the sum of weighted average number of shares outstanding and diluted potential shares during the period presented. In fiscal year 2007, diluted potential shares are warrants issued to placement agent.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

Apart from the guarantee given by the Company to a third party, the Company does not have any off-balance sheet arrangements.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade receivables, bills receivable, other receivable and prepayments, advances to staff, trade payables, bills payable, other payables and accrued expenses and non-interest-bearing loans approximate their fair values due to the short-term maturity of such instruments.  The carrying amounts of secured short-term bank loans approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is exposed to this risk arising from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company.  The Company did not have any hedging transactions during the reporting years.

The Company is also exposed to interest rate risk arising from bank borrowings.  The changes in market interest rates may affect the operating results of the Company.  The Company did not have any hedging transactions during the reporting years.

Recently issued accounting pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 has no material effect on its financial statements.

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on the Company's financial statements upon adoption.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”

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

SFAS 141R, “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its financial statements upon adoption.

SFAS 160, “Noncontrolling (“Minority”) Interests in Consolidated Financial Statements”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2007, concurrent with our reverse merger transaction, our board of directors recommended and approved the dismissal of S. W. Hatfield, CPA, or Hatfield, as our independent auditor, effective upon the filing of the quarterly report on Form 10-QSB of our holding company, China GengSheng Minerals, Inc. for the quarterly period ended March 31, 2007.  This quarterly report on Form 10-QSB was filed on April 25, 2007. Concurrent with the decision to dismiss Hatfield, our board of directors elected to appoint PKF Hong Kong, China, Certified Public Accounts as our independent registered public accounting firm.

Hatfield served as our independent auditor for our fiscal years ended September 30, 2006 and 2005.  During the period that Hatfield served as our independent registered public accounting firm and through the date of their dismissal, (a) there were no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Hatfield, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our financial statements; and (b) no accountant’s report on our financial statements issued by Hatfield contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except that Hatfield’s report for the fiscal year ended September 30, 2006 contained a going concern qualification as to the ability of us to continue.

For more details regarding our change of accountants see our current report on Form 8-K, filed on April 27, 2007, and a copy of Hatfield’s consent letter filed as Exhibit 16.1 thereto.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, Mr. Zhang and Mr. Jin concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Messrs. Zhang and Jin, and effected by our board of directors, currently consisting of a single director, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. As a result of this assessment and based on the criteria in the COSO framework, Messrs. Zhang and Jin have concluded that our internal control over financial reporting is effective, as of December 31, 2007.

Auditor Attestation

This annual report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding management's assessment of our internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and our sole director.

Name	Age	Position
Shunqing Zhang(1)	53	CEO, President and Chairman
Hongfeng Jin	33	Interim Chief Financial Officer, Interim Treasurer and Interim Secretary
Bo Hu	43	President of Zhengzhou Duesail Fracture Proppant Co. Ltd.
Zhenyong Bi	36	Manager of Henan Gengsheng

_____________

(1) Mr. Zhang became our CEO and President on April 25, 2007 and became our sole director on May 14, 2007 upon the resignation of Timothy P. Halter our former President, CEO and CFO on May 25, 2007.

Shunqing Zhang.  Mr. Zhang became our CEO and President on April 25, 2007 and became our Chairman on May 3, 2007.  Mr. Zhang was elected Chairman of the Board and CEO of Henan Gengsheng in December, 2005.  Prior to that, he served as President of Henan Gengsheng for June 2002 to December 2005, and served as Chairman of the Board and President of the Gengsheng Industry Group of Henan Province, from 1997 to 2002.  Prior to that, Mr. Zhang served as Director of the Academy of the Ministry of Metallurgy Lofa Resistance Associated Experimental Plant in Gongyi City, a refractories manufacturer, from 1986 to 1997.  Mr. Zhang holds an associate degree from China Central Radio and TV University.

Hongfeng Jin.  Mr. Jin became our Interim Chief Financial Officer, Interim Treasurer and Interim Secretary on April 25, 2007.  Mr. Jin was appointed as the Assistant Manager in change of the Finance Department of Henan Gengsheng in December 2006.  Prior to joining us, Mr. Jin served as a project manager for Asia-Pacific Accounting Group Limited, an accounting firm, from July 1997 to December 2006.  Mr. Jin holds a bachelor’s degree in accounting from Central University of Finance and Economics.

Bo Hu.  Mr. Hu was elected President of our subsidiary, Duesail, in January 2006.  He has also served as an assistant manager of Henan Gengsheng since January 2007.  Prior to joining us, Mr. Hu served as Manager of Fuchang Smelting LLC., a metallurgy company, from January 2004 to December 2005.  Prior to that, he held the position of Associate Director and later promoted to Director of the Rendu Zhenfeng Cement Factory, a cement manufacturer, from January 2001 to December 2003.  From January 1998 to December 2000, Mr. Hu served as the Associate Director of Zhengzhou Yanxin Cement Factory and he served as Associate Manager of Zhengzhou Jinda Cement Co., Ltd. from January 1993 to December 1997.   Mr. Hu holds an associate degree from Luoyang Institute of Building Materials Industry.

Zhenyong Bi. Mr. Bi was elected Manager of Henan Gengsheng Refractories Co., Ltd in 2004. Prior to that, he served as General Manager of Henan Gengsheng from January 2003 to December 2003.  Prior to joining us, Mr. Bi worked at the Institute of Luoyang Refractory materials as a researcher from August 1997 to December 2002. He holds a bachelor’s degree from Zhengzhou University and a Master’s degree from the Luoyang Institute of Henan Gengsheng.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of no will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

All actions of board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  However, our board of directors is currently composed of one member, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer.

We currently do not have standing audit, nominating or compensation committees.   Currently, our sole director is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors.  The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, neither our sole director nor any of our executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in “Transactions with Related Persons, Promoters and Certain Control Persons; Corporate Governance,” neither our sole director nor any director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC and written representations of our sole director and executive officers, we believe that all persons subject to reporting filed the required reports on time in 2006 and 2007.

Code of Ethics

On April 25, 2007, our sole director adopted a code of ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;

•

Compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to the appropriate person or persons; and

•

Accountability for adherence to the code.

The code requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, in accordance with Sarbanes-Oxley, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to cam the trust, confidence and respect of our suppliers, customers and stockholders.

Our SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Glenn Little and Timothy Halter, our former Presidents and Chief Executive Officers, Shunqing Zhang, who became our President and Chief Executive Office on April 25, 2007, and Hongfeng Jin, who became our interim Chief Financial Officer on April 25, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn A. Little, President, CEO, CFO and Director (1)	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-	-
Timothy P. Halter, Director, CEO and CFO (2)	2007	-	-	-	-	-	-	-	-
	2006	-	-	-	-	-	-	-	-
	2005	-	-	-	-	-	-	-	-
Shunqing Zhang, Chairman, CEO, President (3)	2007	33,766	-	5,299,414(5)	-	-	-	-	5,333,180
	2006	33,766	-	-	-	-	-	-	33,766
	2005	33,766	-	-	-	-	-	-	33,766
Hongfeng Jin, Interim CFO, Interim Treasurer and Interim Secretary (4)	2007	17,000	-	-	-	-	-	-	17,000
	2006	1,058	-	-	-	-	-	-	1,058
	2005	-	-	-	-	-	-	-	-

Narrative to Summary Compensation Table

(1)    Glenn A. Little resigned from all offices he held with China GengSheng Minerals, Inc. and from his position as our sole director on January 3, 2007.

(2)     Timothy P. Halter resigned from all offices he held with China GengSheng Minerals, Inc. on  April 25, 2007 and from his position as our director effective on the tenth day following the mailing to our stockholders of an information statement that complies with the requirements of Section 14f-1 of the Exchange Act.  This resignation became effective on July 16, 2007.

(3)     On April 25, 2007, China GengSheng Minerals, Inc. acquired Gengsheng International in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Shunqing Zhang became our CEO and President.  Prior to the effective date of the reverse acquisition, Mr. Zhang served as Chairman and Chief Executive Officer of Gengsheng International.  The annual, long term and other compensation shown in this table includes the amount Mr. Zhang received from Gengsheng International prior to the consummation of the reverse acquisition.

(4)     On April 25, 2007, Mr. Jin became our Interim Chief Financial Officer, Interim Treasurer, and Interim Secretary.  Prior to the effective date of the reverse acquisition, Mr. Jin joined Henan Gengsheng in December 2006 as Vice Manager in change of its Finance Department.

(5)

This stock award is recorded under make good provision in Escrow Agreement signed April 25, 2007.  Mr. Zhang is eligible to have the shares 1,656,067 shares of the Company to be escrowed, worth about $5.3 million at the fair value of the date the performance goal was met.

Outstanding Equity Awards at Fiscal Year End

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Additional Narrative Disclosure

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees.  Our subsidiary Henan Gengsheng has employment agreements with the following executive officers:

Shunqing Zhang.  Mr. Zhang’s employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009.  We expect that this agreement will be renewed by the parties upon its expiration.  Mr.. Zhang is receiving an annual salary of approximately $33,766 under the agreement.

Bo Hu.  Mr. Hu’s employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009.  We expect that this agreement will be renewed by the parties upon its expiration.  Mr. Hu is receiving an annual salary of approximately $10,390 under the agreement.

Zhenyong Bi.  Mr. Bi’s employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009.  We expect that this agreement will be renewed by the parties upon its expiration.  Mr. Bi is receiving an annual salary of approximately $23,376 under the agreement.

Hongfen Jin.  Mr. Jin’s employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009.  We expect that this agreement will be renewed by the parties upon its expiration.  Mr. Jin is receiving an annual salary of approximately $17,000 under the agreement.

Our executive officers are not entitled to severance payments upon the termination of their employment agreements. They are subject to the customary non-competition and confidentiality covenants.

Director Compensation

During the 2007 fiscal year, we did not pay our sole director any compensation for his services as our director.  In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings.  We do reimburse our sole director for reasonable travel expenses related to his duties as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Gengsheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Shunqing Zhang	CEO and President	Common Stock, $0.001 par value	16,887,815	70.25%
Bo Hu	President of Duesail	Common Stock, $0.001 par value	0	*
Zhenyong Bi	Manager of Henan Gengsheng	Common Stock, $0.001 par value	0	*
Hongfeng Jin	Interim Chief Financial Officer, Interim Treasuer and Interim Secretary	Common Stock, $0.001 par value	0	*
Timothy P. Halter(3)(4) 12890 Hill Top Road Argyle, TX 76226	Director	Common Stock, $0.001 par value	1,270,400	5.28%
All officers and directors as a group (5 persons named above)		Common Stock, $0.001 par value	18,158,215	75.5%
5% Securities Holder
David Brigante (3)(4) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,270,400	5.28%
George L. Diamond (3)(4) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,270,400	5.28%
Marat Rosenberg (3)(4) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,270,400	5.28%
Total Shares Owned by Persons Named above
		Common Stock, $0.001 par value	18,158,215	75.5%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of 24,038,183 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3 Includes 609,792 shares of our common stock owned by Halter Financial Investments, L.P., or HFI, of which Halter Financial Investments GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital Partners, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.

 4 Includes 660,608 shares of our common stock owned by Halter Financial Group, L.P., or HFG, of which Halter Financial Group GP, LLC is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P. of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital Partners, L.P. of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital L.P of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFG.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  On September 5, 2006, Gengsheng International and Smarthigh entered into a financial advisory agreement or Financial Advisory Agreement with HFG International, Limited, or HFG, a Hong Kong corporation, for which our former director Timothy P. Halter is the principal stockholder and the chief executive officer.  The Financial Advisory Agreement was amended on April 17, 2007.  Under the Financial Advisory Agreement, as amended, HFG agreed to provide us with financial advisory and consulting services in implementing a restructuring plan, advising us on matters related to a capital raising transaction and facilitating Gengsheng International’s going public transaction.  In consideration for these services, HFG was paid a fee of $950,000 upon the closing of the going public transaction.

  On April 25, 2007, we consummated the transactions contemplated by a share exchange agreement with the sole owner of all issued and outstanding capital stock of Gensheng International Corporation (formerly, Powersmart Holdings Limited), Mr. Shunqing Zhang, our CEO. Pursuant to the share exchange agreement, we acquired 100% of the outstanding capital stock of Gensheng International in exchange for 16,887,815 shares of our common stock. As a result of this transaction, Mr. Zhang became the beneficial owner of approximately 70.25% of our outstanding capital stock.

  On April 25, 2007, Mr. Zhang, entered into an escrow agreement with the private placement investors, pursuant to which he agreed to deposit in an escrow a a total of 2,673,796 shares of our common stock owned by him, to beheld for the benefit of the investors. Mr. Zhang agreed that if we did not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007, and if we do not attain a minimum after tax net income threshold of $13,500,000 for the fiscal year ending December 31,2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr.. Zhang. However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. For purposes of determining whether or not the after tax net income threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to us, even if such treatment is required by GAAP. We have met the after-tax net income threshold for the fiscal year ended December 31,2007.

  In addition, on April 25, 2007, in connection with the reverse acquisition, Mr. Zhang entered into a make good escrow agreement with HFG International, Limited, or HFG. Pursuant to the agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company's common stock owned by him, to be held for the benefit of HFG. Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and $13,500,000 for the fiscal year ended December 31, 2008, the escrow agent may deliver his escrowed shares to HFG, based upon a pre-defined formula agreed to between HFG and Mr. Zhang.  However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. Pursuant to the escrow agreement, the release of the make good shares to the shareholders as a result of operation of the make good agreement is not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement, even if such treatment if required by US GAAP. We have met the after-tax net income threshold for the fiscal year ended December 31, 2007.

Except as set forth in our discussion above, none of our sole director, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our board of directors is currently composed of one member, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer.  Mr. Zhang is not an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF Hong Kong, China, CPA, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements from the date of recapitalization on April 25, 2007. S. W. Hatfield, CP. was the Company’s independent registered public accounting firm engaged to examine the financial statements of the Registrant before recapitalization.

Fees for the fiscal years ended December 31, 2007 and 2006

Audit Fees.  PKF Hong Kong, China, CPA, was paid aggregate fees of approximately $126,366 and 61,942 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2007 and 2006 respectively.

Audit Related Fees.  PKF Hong Kong, China, CPA, was not paid additional fees for the fiscal years December 31, 2007 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  PKF Hong Kong, China, CPA, was not paid any fees for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning.  This service was not provided.

All Other Fees. PKF Hong Kong, China, CPA, was paid no other fees for professional services during the fiscal years ended December 31, 2007 and December 31, 2006.

Board of Directors Pre-Approval Policies and Procedures

As of December 31, 2007, we did not have an audit committee. Our board of directors reviewed and pre-approved all audit services provided by PKF Hong Kong, China and has determined that the firm's provision of such services to us during fiscal 2007 is compatible with and did not impair the independence of PKF Hong Kong, China. It is the practice of our board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1

Share Exchange Agreement, dated April 25, 2007, among the Registrant, Powersmart Holdings Limited and Shunqing Zhang [Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.1

Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Nevada on May 22, 2006 [Incorporated by reference to Exhibit 3i.1 to the Registrant’s current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.2

Articles of Merger of the Registrant as filed with the Secretary of State of the State of Nevada on August 15, 2006 [Incorporated by reference to Exhibit 3i.2 to the Registrant’s current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.3

Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada [Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 13, 2006, in commission file number 0-51527].

3.4

Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2007  [Incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.5

Amended and Restated Bylaws of the Registrant,  adopted on May 23, 2006 [Incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.1

Form of Registration Rights Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.2

Lock-up Agreement, dated April 25, 2007, by and between Shunqing Zhang and the Registrant [Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

Exhibit No.	Description

10.1

Form of Securities Purchase Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.2

Form of Closing Escrow Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.3

Make Good Escrow Agreement, dated April 25, 2007, by and among the Registrant, Brean Murray Carret & Co., LLC, Shunqing Zhang and Securities Transfer Corporation  [Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.4

Escrow Agreement, dated April 25, 2007, by and among the Registrant, HFG International, Limited, Shunqing Zhang and Securities Transfer Corporation [Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.5

Purchase and Sales of Goods/Services Agreement, dated July 10, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Baoshan Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.6

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Shunqing Zhang [Incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.7

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Zhenyong Bi [Incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.8

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Bo Hu [Incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.9

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Hongfeng Jin [Incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.10

Short-term Loan Agreement, dated June 9, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Shanghai Pudong Development Bank Zhengzhou Wenhua Road Sub-branch [Incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.11

Loan Agreement, dated December 30, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Gongyi Sub-branch of China Agricultural Bank [Incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.12

Land Lease Agreement, dated February 9, 2006, by and among Henan Gengsheng Refractories Co., Ltd., Yangli Village Council, Dayugou Town, Gongyi City, and People’s Government of Dayugou Town of Gongyi City [Incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.13

Financial Advisory Agreement, dated November 28, 2006, by and among HFG International, Limited, Powersmart Holdings Limited and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.13 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.14

First Amended Financial Advisory Agreement, dated April 17, 2007, by and among HFG International, Limited, Powersmart Holdings Limited and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

Exhibit No.	Description

10.15

Consulting Agreement, dated January 19, 2007, by and between Heritage Management Consultants, Inc. and Powersmart Holdings Limited [Incorporated by reference to Exhibit 10.15 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.16

Consulting Agreement, dated April 17, 2007, by and between the Registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 19, 2007, in commission file number 0-51527].

10.17

Consulting Agreement, dated April 17, 2007, by and between the Registrant and Shufang Zhang [Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 19, 2007, in commission file number 0-51527].

10.18

Subscription Agreement, dated November 1, 2006, by and between the Registrant and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 1, 2006, in commission file number 0-51527].

10.19

Subscription Agreement, dated November 1, 2006, by and between the Registrant and Glenn A. Little [Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on November 1, 2006, in commission file number 0-51527].

10.20

Loan Agreement, dated January 12, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and the Zhengzhou Sub-branch of China Citic Bank.  [Incorporated by reference to Exhibit 10.20 to the Registrant’s current report on Form S-1/A filed on September 28, 2007, in commission file number 0-51527].

10.21

Loan Agreement, dated March 13, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and the Agricultural Bank of China.  [Incorporated by reference to Exhibit 10.21 to the Registrant’s current report on Form S-1/A filed on September 28, 2007, in commission file number 0-51527].

10.22

English Translation of Short Term Loan Contract, dated July 20, 2007, between Henan Gengsheng Refractories and Shanghai Pudong Development Bank, Zhengzhou Wenhua Road Branch.  [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on July 26, 2007, in commission file number 0-51527].

10.23

English Translation of Short Term Loan Contract, dated September 14, 2007, between Henan Gengsheng Refractories and China Industrial & Commercial Bank. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 14, 2007, in commission file number 0-51527].

14

Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

21	Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

23.	Consent of PKF Hong Kong, China, CPA, an independent registered public accounting firm.

31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.
March 31, 2008	/s/ Shunqing Zhang
Shunqing Zhang, Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Shunqing Zhang Shunqing Zhang	President, Chief Executive Officer and Director	March 31, 2008

/s/Hongfeng Jin Hongfeng Jin	Chief Financial Officer and Secretary	March 31, 2008

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Consolidated Financial Statements

For the years ended December 31,

2007, 2006 and 2005

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders of

China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheets of China GengSheng Minerals, Inc. (the “Company”) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong, China

March 27, 2008

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Consolidated Balance Sheets

(Stated in US Dollars)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,964,390	$426,099
Restricted cash (Note 4)	274,200	192,300
Trade receivables (Note 5)	22,721,052	14,103,129
Bills receivable (Note 13)	6,065,681	238,452
Other receivables and prepayments (Note 6)	3,042,086	1,067,334
Advances to staff (Note 6)	728,822	655,095
Inventories (Note 7)	8,060,249	6,416,703
Deferred tax assets (Note 18)	50,554	13,561

Total current assets	42,907,034	23,112,673
Deposits for acquisition of property, plant and equipment	1,073,684	-
Deposits for acquisition of intangible asset-patented technology (Note 21d)	534,690	-
Intangible asset-unpatented technology (Note 8)	342,750	319,753
Property, plant and equipment, net (Note 9)	8,733,367	6,640,189
Land use right (Note 10)	916,167	871,738

Total assets	$54,507,692	$30,944,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$5,324,108	$4,661,178
Bills payable (Note 4)	548,400	192,300
Other payables and accrued expenses (Note 11)	3,505,199	3,164,381
Income tax payable	750,140	217
Non-interest-bearing loans (Note 12)	515,001	1,698,846
Secured short-term bank loans (Note 13)	6,484,830	1,923,000
Deferred tax liabilities (Note 18)	-	12,967

Total current liabilities	17,127,678	11,652,889
Deferred tax liabilities (Note 18)	14,995	-

Total liabilities	17,142,673	11,652,889

COMMITMENTS AND CONTINGENCIES (Note 21)

MINORITY INTERESTS	184,643	142,782

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding in 2007 and 2006	-	-
Common stock - $0.001 par value 100,000,000 shares authorized, 24,038,183 and 16,887,815 shares issued and outstanding in 2007 and 2006 (Note 14)	24,038	16,888
Additional paid-in capital	19,608,044	6,033,226
Statutory and other reserves (Note 15)	6,723,050	6,212,239
Accumulated other comprehensive income (Note 16)	2,318,600	867,757
Retained earnings	8,506,644	6,018,572

Total stockholders’ equity	37,180,376	19,148,682

Total liabilities and stockholders’ equity	$54,507,692	$30,944,353

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Consolidated Statements of Income and Comprehensive Income

(Stated in US Dollars)

	Year ended December 31,
	2007	2006	2005

Sales	$39,692,908	$27,481,539	$22,184,246
Cost of goods sold	23,626,674	16,534,004	12,977,770

Gross profit	16,066,234	10,947,535	9,206,476

Operating expenses
Recovery of doubtful debts (Notes 5 and 6)	(253,205)	(58,259)	(6,788)
General and administrative expenses	2,440,112	2,411,939	2,077,114
Amortization and depreciation (Notes 9 and 10)	221,376	157,814	129,107
Selling expenses	4,739,009	3,783,071	3,131,897

Total operating expenses	7,147,292	6,294,565	5,331,330

Net operating income	8,918,942	4,652,970	3,875,146

Other income (expenses)
Government grant income	1,028,639	33,251	320,783
Interest income	82,208	8,698	7,986
Other income	4,868	36,046	39,368
Finance costs (Note 17)	(429,862)	(226,236)	(102,824)
Unusual charge - make good provision (Note 25)	(5,299,414)	-	-

Total other income (expenses)	(4,613,561)	(148,241)	265,313

Income before income taxes and minority interests	4,305,381	4,504,729	4,140,459

Income taxes (Note 18)	(1,264,637)	(7,010)	(250,415)

Income before minority interests	3,040,744	4,497,719	3,890,044

Minority interests	(41,861)	(1,617)	(9,162)

Net income	$2,998,883	$4,496,102	$3,880,882

Other comprehensive income
Foreign currency translation adjustment	1,450,843	556,201	310,914

Total comprehensive income	$4,449,726	$5,052,303	$4,191,796

Earnings per share (Note 19) - Basic	$0.14	$0.27	$0.23
-Diluted	$0.14	$0.27	$0.23

Weighted average number of shares (Note 19) - Basic	21,785,329	16,887,815	16,887,815
- Diluted	21,877,034	16,887,815	16,887,815

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$2,998,883	$4,496,102	$3,880,882
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	591,490	389,314	324,095
Amortization of land use right	15,452	22,195	6,840
Unusual charge - make good provision	5,299,414	-	-
Deferred taxes	(33,540)	(15,221)	14,581
Minority interests	41,861	1,617	9,162
Loss (gain) on disposal of property, plant and equipment	10,415	(28,085)	(4,338)
Recovery of doubtful debts	(253,205)	(58,259)	(6,788)
(Recovery of) provision for obsolete inventories	-	(23,306)	43,210
Changes in operating assets and liabilities:
Restricted cash	(65,835)	(188,355)	-
Trade receivables	(7,552,803)	(1,663,523)	(1,766,537)
Bills receivables	(5,580,537)	436,984	(279,302)
Other receivables and prepayments	(2,456,935)	(963,540)	1,582,662
Advances to staff	503,354	(319,774)	87,156
Inventories	(1,142,723)	(3,444,767)	(257,495)
Other payables and accrued expenses	620,172	(70,464)	562,893
Trade payables	325,897	1,880,697	(298,795)
Bills payables	329,175	188,355	-
Income tax payable	720,207	212	(211,992)

Net cash flows (used in) provided by operating activities	(5,629,258)	640,182	3,686,234

Cash flows from investing activities
Payments to acquire and deposit for acquisition of intangible assets	(514,280)	(320,500)	-
Payments to acquire and deposit for acquisition of property, plant and equipment	(3,756,373)	(2,818,712)	(127,837)
Proceeds from disposal of property, plant and equipment	71,102	34,682	4,338
Payments to acquire and deposit for land use right	-	-	(610,981)

Net cash flows used in investing activities	(4,199,551)	(3,104,530)	(734,480)

Cash flows from financing activities
Repayment to related parties	-	-	(403,326)
Proceeds from bank loans	11,494,791	1,883,550	1,222,200
Repayment of bank loans	(7,241,850)	(1,255,700)	(1,222,200)
Proceeds from non-interest-bearing loans	3,203	1,297,307	672,210
Repayment of non-interest-bearing loans	(1,253,429)	(481,244)	(2,101,313)
Cash acquired from RTO	3,036	-	-
Proceeds from issuance of shares, net of direct share issue expenses of $1,504,310	8,495,690	-	-
Share issue expenses paid	(216,172)	-	-
Contribution from a stockholder for acquiring shares of Refractories, Furnace and Sanwei	-	-	7,133,700
Distribution to stockholders in connection with acquisition of shares of Refractories, Furnace and Sanwei	-	-	(7,133,700)

Net cash flows provided by (used in) financing activities	11,285,269	1,443,913	(1,832,429)

Effect of foreign currency translation on cash and cash equivalents	81,831	26,190	31,744

Net increase (decrease) in cash and cash equivalents	1,538,291	(994,245)	1,151,069

Cash and cash equivalents - beginning of year	426,099	1,420,344	269,275

Cash and cash equivalents - end of year	$1,964,390	$426,099	$1,420,344

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$283,496	$219,631	$91,515
Income taxes	$548,254	$22,018	$447,826

Non-cash financing activities:
Acquisition of construction activities under other payable and accrued expenses	$-	$491,837	$-
Issue of warrants to placement agent	$748,034	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Consolidated Statements Of Stockholders’ Equity

(Stated in US Dollars)

	Common stock			Statutory and other	Accumulated other		Total
	Number of shares	Amount	Additional paid-in capital	reserves (Note 15)	comprehensive income	Retained earnings	stockholders' equity

Balance, January 1, 2005	16,887,815	$16,888	$6,033,226	$4,748,365	$642	$(894,538)	$9,904,583
Net income	-	-	-	-	-	3,880,882)	3,880,882
Foreign currency translation adjustments	-	-	-	-	310,914	-	310,914
Appropriation to reserves	-	-	-	957,089	-	(957,089)	-

Balance, December 31, 2005	16,887,815	16,888	6,033,226	5,705,454	311,556	2,029,255	14,096,379
Net Income	-	-	-	-	-	4,496,102	4,496,102
Foreign currency translation adjustments	-	-	-	-	556,201	-	556,201
Appropriation to reserves	-	-	-	506,785	-	(506,785)	-

Balance, December 31, 2006	16,887,815	16,888	6,033,226	6,212,239	867,757	6,018,572	19,148,682
Recapitalization	1,802,871	1,803	1,233	-	-	-	3,036
Share issued for proceeds of $10 million	5,347,594	5,347	9,994,653	-	-	-	10,000,000
Cost of raising capital	-	-	(2,468,516)	-	-	-	(2,468,516)
Warrants issued in connection with private placements (Note 24)	-	-	748,034	-	-	-	748,034
Cancellation of common stock	(97)	-	-	-	-	-	-
Make good provision (Note 25)	-	-	5,299,414	-	-	-	5,299,414
Net Income	-	-	-	-	-	2,998,883	2,998,883
Foreign currency translation adjustments	-	-	-	-	1,450,843	-	1,450,843
Appropriation to reserves	-	-	-	510,811	-	(510,811)	-

Balance, December 31, 2007	24,038,183	$24,038	$19,608,044	$6,723,050	$2,318,600	$8,506,644	$37,180,376

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

1.

Corporate information and reorganization

The Company was originally incorporated on November 13, 1947 in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006 solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. On July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. The Company’s common stock is quoted on the NASD over−the−counter bulletin board under the symbol “CHGS.”

Gengsheng International Corporation was incorporated on November 3, 2004 in the British Virgin Islands (“BVI”) as Powersmart Holdings Limited.  On June 6, 2007, it changed its name to Gengsheng International Corporation (‘ Gengsheng International”).

On April 25, 2007, the Company completed a reverse acquisition transaction (“RTO”) with Gengsheng International, whereby the Company issued to the stockholder of Gengsheng International 16,887,815 shares of the Company’s stock in exchange for 100 shares of common stock of Gengsheng International, which represented all of the issued and outstanding capital stock of Gengsheng International. Accordingly, all references to common shares of Gengsheng International’s common stock have been restated to reflect the equivalent numbers of the Company’s equivalent shares. Gengsheng International thereby became the Company’s wholly owned subsidiary and the former stockholder of Gengsheng International became the Company’s controlling stockholder.

This share exchange transaction resulted in Gengsheng International’s stockholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, resulting in a RTO with Gengsheng International as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Gengsheng International become the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,802,871 shares of the Company outstanding prior to the RTO are accounted for at $3,036 of net book value at the time of the RTO. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the RTO as of the first day of the first period presented.

On April 25, 2007, the Company also completed a private placement pursuant to which the Company issued and sold 5,347,594 shares of its common stock to certain accredited investors for $10 million in gross proceeds (“2007 Private Placement”). In connection with this private placement, the Company paid a fee of $488,618 to Brean Murray Carret & Co., LLC, for their services as placement agent for the private placement and issued them a warrant for the purchase of 262,032 shares of the common stock in the aggregate.  In addition, the Company paid $195,000 of the placement agency fee to Civilian Capital, Inc., for its services in connection with the private placement and granted to Civilian Capital, Inc. a warrant for the purchase of 112,299 shares of common stock in the aggregate.

97 shares of the Company’s common stock were erroneously issued to a stockholder for rounding up after the 1-for-50 reverse split of the Company’s common stock that occurred on December 11, 2006.  The shares were returned and cancelled on May 1, 2007.

After the reverse acquisition, placing and cancellation of 97 shares, the total common stock issued and outstanding of the Company is 24,038,183 shares.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

1.

Corporate information and reorganization (Cont’d)

On June 18, 2007, the board of directors of the Company approved to change the fiscal year from September 30 to December 31 and the accounting period is started from January 1, 2007 to December 31, 2007 in order to be consistent with the accounting year of the Chinese operating entities after the RTO.

Currently the Company has five subsidiaries:

Company name	Place/date of incorporation or establishment	The Company’s effective ownership interest	Common stock/ registered capital	Principal activities
Gengsheng International Corporation	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan Gengsheng Refractories Co., Ltd. (“Refractories”)	The People’s Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through Gengsheng International	Registered capital of $6,049,879 fully paid up with share premium of $35	Manufacturing and selling of monolithic refractory products

Henan Gengsheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100% indirectly held through Gengsheng International	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100% indirectly held through Smarthigh	Registered capital of $2,000,000 fully paid up	Manufacturing and selling of fracture proppant products

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

1.

Corporate information and reorganization (Cont’d)

Gengsheng International and its subsidiaries were reorganized prior to the RTO in order to simplify the group structure and for the fund raising exercise.

In the fiscal year 2005, the companies comprising the group included Gengsheng International, Refractories, Gongyi Gengsheng Refractories Co., Ltd. (“Furnace”), Gongyi Sanwei Refractories Co., Ltd. (“Sanwei”), High-Temperature and Smarthigh.  Furnace was established in the PRC in July 1995 whilst Sanwei was established in the PRC in December 1985.  Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

Mr. Zhang is a sole stockholder of both Gengsheng International and Smarthigh since their incorporation in November 2004.  Regarding the equity interests of Refractories, Furnace and Sanwei, Mr. Zhang was a substantial stockholder  holding 91%  registered  capital  each  of these three companies whilst  the other 9 individuals owned the remaining 9% of these companies in an equal proportion (that is each individual held 1%) before the reorganization as detailed in the following paragraph.

Since the dates of establishment, all Refractories, High-Temperature, Furnace and Sanwei were domestic enterprises in the PRC.  As a first step in the restructuring, Gengsheng International was formed to acquire the entire equity interests of Refractories, Furnace and Sanwei at an aggregate consideration of $7,133,700 on December 3, 2004 such that all these three companies became its wholly-owned subsidiaries.  Such $7,133,700 was funded by Mr. Zhang to Gengsheng International for acquiring these three companies and paid to their then stockholders including $6,491,700 to Mr. Zhang himself and $642,000 to the 9 individuals.  Since then these 9 individuals did not hold any equity interest in these three companies.

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

In the fiscal year 2006, the companies comprising the group included Gengsheng International, Refractories, High-Temperature, Smarthigh and Duesail.  Duesail was established as a wholly owned foreign enterprise (“WOFE”) by Smarthigh on August 14, 2006.

On January 31, 2007, Gengsheng International acquired 100% common stock of Smarthigh from Mr. Zhang at nil consideration and thereafter Smarthigh becomes a wholly owned subsidiary of Gengsheng International and the whole series of reorganization completed.

As the controlling stockholder, Mr. Zhang, of Gengsheng International, Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail before and after the aforesaid series of reorganization is the same, such reorganization has been accounted for as a recapitalization of Gengsheng International whereby the historical financial statements and operations of Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail become the historical financial statements of Gengsheng International, with no adjustment to the carrying value of their assets and liabilities.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

2.

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

3.

Summary of significant accounting policies

Basis of consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Minority interests

Minority interests resulted from the consolidation of a 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade, bills and other receivables.  As of December 31, 2007 and 2006, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to certain percentage of the bills amount as collateral.  These bills receivable can be sold to any third party at a discount before maturity.  The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

During the reporting periods, customer representing 10% or more of the Company’s consolidated sales is :-

	Year ended December 31,
	2007	2006	2005

Rizhao Steel Co., Ltd.	$6,393,685	$4,553,646	$3,365,143

As at December 31, 2007 and 2006, approximately 12% and 5% of gross trade receivables was due from this customer.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2007 and 2006, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.  The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as securities for bills payable (note 4) that are restricted in use are classified as restricted cash under current assets.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 1% of gross amount of trade receivables due below 1 year, 5% of gross amount of trade receivables due from 1 to 2 years, 40% of gross amount of trade receivables due from 2 to 3 years and 70% of gross amount of trade receivables due over 3 years.  Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified.  The Company does not accrue interest on trade receivables.

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

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general policy to make a 50% provision for inventories aged over 1 year. Historically, the actual net realizable value is close to the management estimation.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal depreciation rates are as follows :-

	Annual rate	Residual value

Buildings	5- 7%	3-10%
Plant and machinery	9-39%	3-10%
Furniture, fixtures and equipment	9-20%	3-10%
Motor vehicles	9-18%	3-10%

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The intangible asset of the Company is an unpatented technology. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract as detailed in note 8.  It is not subject to amortization until its useful life is determined to be no longer indefinite.

Unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Land use right

Land use right is stated at cost less accumulated amortization.  Amortization is provided using the straight-line method over the terms of the lease of 39 to 50 years obtained from the relevant PRC land authority.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets.  During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Government grant

Government grant for year ended December 31, 2007 mainly represents incentive payment from the local government for the successful back-door listing and good performance by Refractories.

Government grant for years ended December 31, 2006 and 2005 are mainly related to the employment of the handicapped by the Company.  The Company was entitled to such grant when it hires the required number of handicapped staff in addition to the Tax Concession as detailed in note 18 according to the relevant PRC rules.

Government grant is recognized in the consolidated statements of income when the relevant performance criteria are met.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Advertising, shipping and handling cost, research and development expenses

Advertising, shipping and handling cost and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $50,037, $136,525 and $12,968 for three years ended December 31, 2007, 2006 and 2005 respectively are included in selling expenses.

Shipping and handling cost amounting to $2,916,163, $1,997,330 and $1,507,040 for three years ended December 31, 2007, 2006 and 2005 respectively are included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products.  They are expensed when incurred.

Research and development costs amounting to $86,990, $11,596 and $14,214 for three years ended December 31, 2007, 2006 and 2005 respectively are included in general and administrative expenses.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program.  As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times.  Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program.  As at December 31, 2007 and 2006, such receivables amounted to $837,043 and $267,207 respectively and are included in trade receivables.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Warranty (cont’d)

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience.  During the years ended December 31, 2007, 2006 and 2005, such warranty expenses amounted to approximately $114,000, $77,000 and $51,000 respectively and are included in the cost of sales.  Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company’s operation during the reporting periods.  However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Cost of sales

Cost of sales consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of sales.

Selling expenses

Selling expenses are mainly consists of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expense which are incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, labor protection and salaries and wage which are incurred at the administrative level and exchange difference.

Stock-based compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is the Renminbi (“RMB”) and RMB is not freely convertible into foreign currencies.  The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2007 and 2006 were RMB1 for $0.1371 and $0.1282 respectively.  The average exchange rates for the years end December 31, 2007, 2006 and 2005 were RMB1 for $0.1317, $0.1256 and $0.1222 respectively.  There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recording in other comprehensive income are translation exchange gains which amounted to $1,450,843, $556,201 and $310,914 for the three years ended December 31, 2007, 2006 and 2005 respectively.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares during the period presented. In fiscal year 2007, dilutive potential shares are warrants issued to placement agent.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

Apart from the guarantee given by the Company to a third party as disclosed in note 21(b), the Company does not have any off-balance sheet arrangements.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade receivables, bills receivable, other receivable and prepayments, advances to staff, trade payables, bills payable, other payables and accrued expenses and non-interest-bearing loans approximate their fair values due to the short-term maturity of such instruments.  The carrying amounts of secured short-term bank loans approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is exposed to this risk arising from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company.  The Company did not have any hedging transactions during the reporting years.

The Company is also exposed to interest rate risk arising from bank borrowings.  The changes in market interest rates may affect the operating results of the Company.  The Company did not have any hedging transactions during the reporting years.

Recently issued accounting pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The adoption of FIN 48 has no material effect on the Company's financial statements.

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on its financial statements upon adoption.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”

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

SFAS 141R, “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its financial statements upon adoption.

SFAS 160, “Noncontrolling (“Minority”) Interests in Consolidated Financial Statements”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

4.

Restricted cash and bills payable

	As of December 31,
	2007	2006

Bank deposits held as collateral for bills payable	$274,200	$192,300

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest−free with maturity dates of six months from the date of issuance. As security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as deposit with such banks amounts equal to 50% to 100% of the bills’ amount at the time of such issuance.

5.

Trade receivables

	As of December 31,
	2007	2006

Trade receivables	$23,244,100	$14,672,736
Provision for doubtful debts (Note 5a)	(523,048)	(569,607)

	$22,721,052	$14,103,129

Notes :-

a.

During the years ended December 31, 2007, 2006 and 2005, (recovery of) provision for doubtful debts amounting to $(82,693), $(126,287) and $19,765 was recognized.

6.

Other receivables and prepayments and advances to staff

	As of December 31,
Other receivables and prepayments	2007	2006

Government grant receivables (Note 3)	$685,500	$-
Loans to third parties (Note 6a)	723,574	265,336
Value added tax and other tax recoverable	104,549	32,363
Deposits for purchase of raw materials	1,753,564	694,033
Other receivables	106,741	248,969

	3,373,928	1,240,701
Provision for doubtful debts (Note 6b)	(331,842)	(173,367)

	$3,042,086	$1,067,334

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

6.

Other receivables and prepayments and advances to staff (Cont’d)

	As of December 31,
Advances to staff	2007	2006

Advances to staff	$735,518	$964,308
Provision for doubtful debts (Note 6b)	(6,696)	(309,213)

	$728,822	$655,095

Notes :-

a.

The amounts are interest-free, unsecured and repayable on demand.

b.

During the years ended December 31, 2007, 2006 and 2005, (recovery of) provision for doubtful debts amounting to $(170,512), $68,028 and $(26,553) was recognized.

7.

Inventories

	As of December 31,
	2007	2006

Raw materials	$2,915,773	$2,140,608
Work-in-progress	527,474	294,650
Finished goods	4,640,026	4,002,975

	8,083,273	6,438,233
Provision for obsolete inventories	(23,024)	(21,530)

	$8,060,249	$6,416,703

During the years ended December 31, 2007, 2006 and 2005, (recovery of) provision for obsolete inventories amounting to $-, $(23,306) and $43,210 was recognized in the cost of goods sold.

8.

Intangible asset unpatented technology

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

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

9.

Property, plant and equipment, net

	As of December 31,
	2007	2006
Costs:
Buildings	$6,888,992	$5,492,945
Plant and machinery	2,401,134	1,947,898
Furniture, fixtures and equipment	261,577	193,303
Motor vehicles	1,007,753	615,182

	10,559,456	8,249,328
Accumulated depreciation	(2,300,879)	(1,613,907)
Construction in progress	474,790	4,768

Net	$8,733,367	$6,640,189

As of December 31, 2007 and 2006, buildings with net book value of $- and $799,688 were pledged as collateral under certain loan arrangements respectively.

During the reporting periods, depreciation is included in :-

	Year ended December 31,
	2007	2006	2005

Cost of goods sold and overheads of inventories	$385,566	$253,695	$201,828
Other	205,924	135,619	122,267

	$591,490	$389,314	$324,095

During the years ended December 31, 2007, 2006 and 2005, property, plant and equipment with carrying amounts of $81,517, $6,597 and $- were disposed of at considerations of $71,102, $34,682 and $4,338 resulting in (loss) gain of $(10,415) and $28,085, and $4,338 respectively.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

10.

Land use right

	As of December 31,
	2007	2006

Right to use land	$968,180	$905,330
Accumulated amortization	(52,013)	(33,592)

	$916,167	$871,738

The Company obtained the right from the relevant PRC land authority for periods ranging from 39 to 50 years to use the lands on which the office premises, production facilities and warehouses of the Company are situated.

During the three years ended December 31, 2007, 2006 and 2005, amortization amounted to $15,452, $22,195 and $6,840 respectively.

As of December 31, 2007 and 2006, land use right with net book value of $- and $149,747 were pledged to secure certain bank loans respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years is as follows :-

Year

2008	$16,090
2009	16,090
2010	16,090
2011	16,090
2012	16,090

$80,450

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

11.

Other payables and accrued expenses

	As of December 31,
	2007	2006

Accrued audit fee	$89,115	$148,712
Other accrued expenses	207,719	379,096
Value added tax and other tax payables	1,234,268	467,971
Sales receipts in advance	799,307	469,673
Salaries payable	541,474	383,597
Staff welfare payable (Note 11a)	129,914	213,618
Interest-bearing loan (Note 11b)	205,650	192,300
Construction costs payable	-	502,139
Freight charges payable	36,641	64,239
Other payables	261,111	343,036

	$3,505,199	$3,164,381

Notes :-

a.

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances.  All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries.  The obligations of the Company are limited to those premiums contributed by the Company.

b.

Interest-bearing loan is advanced from a third party, unsecured, bears interest at 7.56% per annum and repayable within one year.

12.

Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

13.

Secured bank loans

	As of December 31,
	2007	2006

Bank loans repayable within 1 year	$6,484,830	$1,923,000

All the bank loans are denominated in RMB and carry interest rates ranging from 3.00% to 8.22% per annum with maturity dates ranging from 3 months to 1 year.

The bank loans as of December 31, 2007 were secured by bills receivable amounted to $350,976 (2006: $nil) and guarantees executed by Mr. Zhang and third parties.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

14.

Common stock

On April 25, 2007, the Company issued 16,887,815 shares of common stock, par value $0.001 per share, to the sole stockholder of Gengsheng International to effect the RTO. At the same time, the Company issued 5,347,594 shares of common stock to the investors for gross proceeds of $10 million in the private placement.

The Company's issued and outstanding number of common stock immediately prior to the RTO is 1,802,871 shares are accounted for at $3,036 of net book value at the time of the RTO.

97 shares of the Company’s common stock were erroneously issued to a stockholder for rounding up after the 1-for-50 reverse split of the Company’s common stock that occurred on December 11, 2006.  The shares were returned and cancelled on May 1, 2007.

15.

Statutory and other reserves

The Company’s statutory and other reserves comprise as follows :-

	As of December 31,
	2007	2006

Statutory reserves	$3,167,014	$2,656,203
Special reserve	3,556,036	3,556,036

	$6,723,050	$6,212,239

Statutory reserves

Under PRC regulations, Refractories, Furnace, Sanwei, High-Temperature and Duesail may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses

Special reserve

As a Tax Concession to Furnace as detailed in note 18, it was exempted for paying enterprise income tax.  As these tax savings could only be used for future development of its production facilities or welfare matters which cannot be distributed as cash dividends, same amount of tax savings were set aside to this special reserve.  The balance of reserve as maintained by Furnace has been combined into Refractories upon the combination as detailed in note 1 which is subject to the same restrictions in its usage.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

16.

Accumulated other comprehensive income

The accumulated other comprehensive income consists of foreign currency translation adjustments only.

17.

Finance costs

	Year ended December 31,
	2007	2006	2005

Interest expenses	$296,846	$123,955	$46,182
Bills discounting charges	133,016	102,281	56,642

	$429,862	$226,236	$102,824

18.

Income taxes

UNITED STATES

The Company is incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has no taxable income for reporting periods. The applicable income tax rates for the Company for the reporting periods are 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2007, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Gengsheng International and Smarthigh were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

PRC

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to enterprise income tax at 33%, in which 30% for national tax and 3% for local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations.  Following the change of legal form of Refractories from a domestic enterprise to a WOFE after its entire equity interest was acquired by Gengsheng International, Refractories is subject to a preferential enterprise income tax rate at 30%.  Further, according to the PRC tax laws and regulations, Refractories being a WOFE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”).  As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from enterprise income tax for the fiscal years 2005 and 2006.  For the following three fiscal years from 2007 to 2009, Refractories is subject to enterprise income tax at rate of 15%. Starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 25% under the transitional arrangement of the new tax law as detailed below.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

18.

Income taxes (Cont’d)

PRC (cont’d)

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

High-Temperature, being engaged in advanced technology industry and has passed the inspection of the provincial high-tech item, was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority.  High-Temperature has received such certificates in 2004 and 2006.  Accordingly, High-Temperature was subject to preferential tax rate of 15% for the fiscal years 2004 to 2007. From the fiscal year 2008, High-Temperature will be subject to enterprise income tax at rate of 25% under the new tax law as detailed below.

Duesail, being a WOFE, is subject to a preferential enterprise income tax rate at 30% and entitled to Tax Holiday upon application.  In fiscal year 2007, Duesail has not yet applied such Tax Holiday since no assessable profit was generated by Duesail since its establishment in August 25, 2006. Under the transitional arrangement of the new tax law as detailed below, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail will be exempted from enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to enterprise income tax at rate of 15% for the fiscal years from 2010 to 2012 and will be subject to tax rate of 25% thereafter.

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

18.

Income taxes (Cont’d)

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2007	2006	2005

Current taxes - PRC	$1,298,177	$22,231	$235,834
Deferred taxes - PRC	(33,540)	(15,221)	14,581

	$1,264,637	$7,010	$250,415

The effective income tax expenses differs from the PRC statutory income tax rate from continuing operations in the PRC as follows :-

	Year ended December 31,
	2007	2006	2005
Provision for income taxes at statutory income tax rate - 30% in 2007, 2006 and 2005	$1,291,614	$1,351,418	$1,242,138
Non-deductible items for tax	1,722,673	135,682	461,002
Income not subject to tax	(309,124)	(945)	(59)
Tax Holiday	(1,440,405)	(1,458,005)	(1,064,884)
Tax Concession	-	-	(400,545)
Tax rate differential	(121)	(21,140)	12,763

	$1,264,637	$7,010	$250,415

During the years ended December 31, 2007, 2006 and 2005, the amounts of benefit from tax holiday and tax concession were $1,440,405, $1,458,005 and $1,465,429 and the effect on earnings per share were $0.07, $0.09 and $0.09 respectively.

Deferred tax assets (liabilities) as of December 31, 2007 and 2006 are composed of the following :-

	As of December 31,
	2007	2006
PRC :-
Current deferred tax assets:
Temporary differences in recognizing
net income for financial reporting
purposes and for tax purposes	$17,151	$(54,554)
Allowance for doubtful debts	33,403	68,115

	$50,554	$13,561
Current deferred tax (liabilities):
Temporary differences in recognizing
net income for financial reporting
purposes and for tax purposes	$-	$(13,939)
Prepayments	-	972

	$-	$(12,967)
Non-current deferred tax (liability):
Intangible assets	$(14,995)	$-

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

19.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (‘EPS”) for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income	$2,998,883	$4,496,102	$3,880,882

Denominator:
Weighted average common shares used to compute basic EPS	21,785,329	16,887,815	16,887,815
Dilutive potential from assumed exercise of warrants	91,705	-	-
Weighted average common shares used to compute diluted EPS	21,877,034	16,887,815	16,887,815

Earnings per share - Basic	$0.14	$0.27	$0.23

Earnings per share - Diluted	$0.14	$0.27	$0.23

The per share data reflects the recapitalization of stockholders’ equity as if the reorganization occurred as of the beginning of the first period presented.

20.

Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statements of income.  The Company contributed $150,097, $150,595 and $87,483 for the three years ended December 31, 2007, 2006 and 2005 respectively.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

21.

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

During the years ended December 31, 2007 and 2006, the Company has incurred expenditure for routine pollutant discharge fees amounting to $13,170 and $14,064 and these costs were incurred in general and administrative expenses. No expenditure for such was incurred for the year ended December 31, 2005.

(b)

The Company guaranteed following debts of third parties, which is summarized as follows :-

	As of December 31,
	2007	2006

Guarantees given to bank	$13,984,200	$7,692,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is immaterial for the Company.  Therefore, no obligation in respect of the above guarantees was recognized as of December 31, 2007 and 2006.

(c)

As of December 31, 2007, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $516,182 which were contracted for but not provided in the financial statements.

(d)

As of December 31, 2007, the Company had capital commitment of $13,710 in respect of the acquisition of patented technology from a third party for usage up to 2021.  This patented technology represents know-how on “Methods and installation for removal particles from the powder for Abrasives”.  In addition to this initial consideration, the Company committed to pay this party an annual sum equal to 15% of the net income derived from the sales and manufacturing of the related products through 2021.  To date the Company is in the process of setting up the relevant plant and has not commenced the production.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

22.

Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products and fracture proppant products and operating results of the Company and, as such, the Company has determined that the Company has three operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products and fracture proppant products.

	Monolithic refractory products			Functional ceramic products			Fracture proppant products			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Revenue from external customers	$38,088,784	$26,641,013	$21,682,855	$1,154,263	$840,526	$501,391	$449,861	$-	$-	$39,692,908	$27,481,539	$22,184,246
Interest income	81,938	8,373	7,648	270	-	144	-	-	-	82,208	8,373	7,792
Interest expenses	294,758	109,963	46,182	98	-	-	-	13,992	-	294,856	123,955	46,182
Depreciation	313,043	260,404	213,455	101,716	87,343	110,640	176,731	41,567	-	591,490	389,314	324,095
Amortization	11,110	18,055	2,810	4,342	4,140	4,030	-	-	-	15,452	22,195	6,840
Segment profit (loss)	9,465,186	4,509,529	4,038,968	462,695	140,934	104,123	(315,654)	(145,978)	-	9,612,227	4,504,485	4,143,091
Segment assets	49,147,707	24,276,394	19,698,077	2,653,353	2,789,710	1,905,006	2,521,777	3,871,279	-	54,322,837	30,937,383	21,603,083
Capital expenditures	3,169,468	690,946	723,609	15,538	101,372	15,209	1,085,647	2,838,731	-	4,270,653	3,631,049	738,818

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

22.

Segment information (Cont’d)

Segment Information by products for the years ended December 31, 2007, 2006 and 2005

	Castable, coating, and dry mix materials & low−cement and non−cement castables	Mortar	Pre−cast roofs	Ceramic plates, tubes, elbows, and rollers	Ceramic cylinders and plugs	Wearable ceramic valves	Fracture proppant products	Total
Year ended December 31, 2007

Revenue	$26,240,718	$1,037,147	$10,810,919	$570,973	$35,565	$547,725	$449,861	$39,692,908

Year ended December 31, 2006

Revenue	$17,727,917	$855,154	$8,057,942	$348,136	$324,118	$168,272	$-	$27,481,539

Year ended December 31, 2005

Revenue	$16,230,373	$-	$5,452,482	$138,295	$207,979	$155,117	$-	$22,184,246

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

22.

Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2007	2006	2005

Total consolidated revenue	$39,692,908	$27,481,539	$22,184,246

Total profit for reportable segments	$9,612,227	$4,504,485	$4,143,091
Unallocated amounts relating to operations:
Interest income	-	325	194
Other general expense	(5,442)	(81)	(2,826)
Interest expense	(1,990	-	-
Unusual charge - make good provision	(5,299,414)	-	-

Income before income taxes and minority
interests	$4,305,381	$4,504,729	$4,140,459

	As of December 31,
	2007	2006
Assets

Total assets for reportable segments	$54,322,837	$30,937,383
Cash and cash equivalents	184,855	6,970

	$54,507,692	$30,944,353

All of the Company’s long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

	Year ended December 31,
	2007	2006	2005

PRC	$36,199,315	$23,280,926	$18,672,307
Others - Note	3,493,593	4,200,613	3,511,939

Total	$39,692,908	$27,481,539	$22,184,246

Note :

They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

23.

Related party transactions

Apart from the transactions as disclosed in elsewhere in these financial statement, the Company had no material transactions carried out with related parties during the reporting periods.

24.

Stock-based compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended December 31, 2007 were as follows:

Year ended December 31, 2007

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

China GengSheng Minerals, Inc.

(Formerly known as China Minerals Technologies, Inc.)

Notes to Consolidated Financial Statements

25.

Make good escrow agreement

In connection with the 2007 private placement and financial advisory agreement, for the benefit of the investors and financial advisors, Mr. Zhang has agreed to place into escrow an aggregate of 3,312,134 shares (2,673,796 shares for investors and 638,338 shares for advisors) of common stock owned by him (“Escrow Shares”). One-half of the Escrow Shares (“Potential 2007 Make Good Shares”) were pledged to secure the Company’s commitment to achieve the 2007 Guaranteed ATNI (as defined below) and one-half of the Escrow Shares (“Potential 2008 Make Good Shares”) were pledged to secure the Company’s commitment to achieve the 2008 Guaranteed ATNI (as defined below).

If the After-Tax Net Income (“ATNI”) for the fiscal year ended December 31, 2007 was less than $8,200,000, certain percentage of Potential 2007 Make Good Shares, depends and based on the level of ATNI reported in the 2007 Annual Report, would be distributed to the investors and financial advisors for no additional consideration. If the ATNI for the fiscal year ending December 31, 2008 is less than $13,500,000, certain percentage of Potential 2008 Make Good Shares, depends and based on the level of ATNI reported in the 2008 Annual Report, would be distributed to the investors for no consideration. Any shares not distributed to the investors and financial advisors would be released back to Mr. Zhang. For the purpose of determining whether or not the ATNI threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to the Company.

Excluding the make good provision of $5,299,414, the ATNI is $8,298,297 for 2007 and thus the Company has achieved the 2007 Guaranteed ATNI.

According to SFAS No. 123R, Accounting for Stock-Based Compensation, following the achievement of the 2007 performance criteria, the shares to be released back to Mr. Zhang is treated as an expense for the amount of the market value of the shares as of the date of the performance goals are met, i.e. December 31, 2007. The total expense recognized for the fiscal year 2007 is $5,299,414. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

Exhibit Index

Exhibit No.	Description

2.1

Share Exchange Agreement, dated April 25, 2007, among the Registrant, Powersmart Holdings Limited and Shunqing Zhang [Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.1

Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Nevada on May 22, 2006 [Incorporated by reference to Exhibit 3i.1 to the Registrant’s current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.2

Articles of Merger of the Registrant as filed with the Secretary of State of the State of Nevada on August 15, 2006 [Incorporated by reference to Exhibit 3i.2 to the Registrant’s current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.3

Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada [Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 13, 2006, in commission file number 0-51527].

3.4

Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2007  [Incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.5

Amended and Restated Bylaws of the Registrant,  adopted on May 23, 2006 [Incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.1

Form of Registration Rights Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.2

Lock-up Agreement, dated April 25, 2007, by and between Shunqing Zhang and the Registrant [Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.1

Form of Securities Purchase Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.2

Form of Closing Escrow Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.3

Make Good Escrow Agreement, dated April 25, 2007, by and among the Registrant, Brean Murray Carret & Co., LLC, Shunqing Zhang and Securities Transfer Corporation  [Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.5

Purchase and Sales of Goods/Services Agreement, dated July 10, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Baoshan Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

Exhibit No.	Description

10.6

Employment Agreement, dated Jaunuary 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Shunqing Zhang [Incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.7

Employment Agreement, dated Jaunuary 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Zhenyong Bi [Incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.8

Employment Agreement, dated Jaunuary 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Bo Hu [Incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.9

Employment Agreement, dated Jaunuary 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Hongfeng Jin [Incorporated by reference to Exhibit 10.9 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.10

Short-term Loan Agreement, dated June 9, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Shanghai Pudong Development Bank Zhengzhou Wenhua Road Sub-branch [Incorporated by reference to Exhibit 10.10 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.11

Loan Agreement, dated December 30, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Gongyi Sub-branch of China Agricultural Bank [Incorporated by reference to Exhibit 10.11 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.12

Land Lease Agreement, dated February 9, 2006, by and among Henan Gengsheng Refractories Co., Ltd., Yangli Village Council, Dayugou Town, Gongyi City, and People’s Government of Dayugou Town of Gongyi City [Incorporated by reference to Exhibit 10.12 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.13

Financial Advisory Agreement, dated November 28, 2006, by and among HFG International, Limited, Powersmart Holdings Limited and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.13 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.14

First Amended Financial Advisory Agreement, dated April 17, 2007, by and among HFG International, Limited, Powersmart Holdings Limited and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.15

Consulting Agreement, dated January 19, 2007, by and between Heritage Management Consultants, Inc. and Powersmart Holdings Limited [Incorporated by reference to Exhibit 10.15 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.16

Consulting Agreement, dated April 17, 2007, by and between the Registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 19, 2007, in commission file number 0-51527].

Exhibit No.	Description

10.17

Consulting Agreement, dated April 17, 2007, by and between the Registrant and Shufang Zhang [Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 19, 2007, in commission file number 0-51527].

10.18

Subscription Agreement, dated November 1, 2006, by and between the Registrant and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on November 1, 2006, in commission file number 0-51527].

10.19

Subscription Agreement, dated November 1, 2006, by and between the Registrant and Glenn A. Little [Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on November 1, 2006, in commission file number 0-51527].

10.20

Loan Agreement, dated January 12, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and the Zhengzhou Sub-branch of China Citic Bank.  [Incorporated by reference to Exhibit 10.20 to the Registrant’s current report on Form S-1/A filed on September 28, 2007, in commission file number 0-51527].

10.21

Loan Agreement, dated March 13, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and the Agricultural Bank of China.  [Incorporated by reference to Exhibit 10.21 to the Registrant’s current report on Form S-1/A filed on September 28, 2007, in commission file number 0-51527].

10.22

English Translation of Short Term Loan Contract, dated July 20, 2007, between Henan Gengsheng Refractories and Shanghai Pudong Development Bank, Zhengzhou Wenhua Road Branch.  [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on July 26, 2007, in commission file number 0-51527].

10.23

English Translation of Short Term Loan Contract, dated September 14, 2007, between Henan Gengsheng Refractories and China Industrial & Commercial Bank. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on September 14, 2007, in commission file number 0-51527].

14

Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

21	Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.