Form 10-Q
period 2008-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2008-05-13
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-51527

CHINA GENGSHENG MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-0541437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 88 Gengsheng Road
Dayugou Town, Gongyi, Henan
People's Republic of China, 451271
(Address of Principal Executive Offices)

(86) 371-64059818
(Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

Transitional Small Business Disclosure Format (check one):

Yes ☒             No ☐

PART I

ITEM 1.  FINANCIAL STATEMENTS

China Gengsheng Minerals, Inc.

Condensed Consolidated Balance Sheets

(Stated in US Dollars)

	As of March 31,	As of December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,821,232	$1,964,390
Restricted cash	285,600	274,200
Trade receivables	22,821,723	22,721,052
Bills receivable	1,677,900	6,065,681
Other receivables and prepayments	5,925,453	3,042,086
Advances to staff	1,220,531	728,822
Inventories	10,726,717	8,060,249
Deferred tax assets	5,761	50,554
Total current assets	45,484,917	42,907,034

Deposits for acquisition of property, plant and equipment	1,746,410	1,073,684
Deposits for acquisition of intangible asset-patented technology	556,920	534,690
Intangible asset-unpatented technology	357,000	342,750
Property, plant and equipment, net	9,132,266	8,733,367
Land use right	950,188	916,167

Total assets	$58,227,701	$54,507,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables	$6,440,540	$5,324,108
Bills payable	571,200	548,400
Other payables and accrued expenses	4,147,000	3,505,199
Income taxes payable	524,483	750,140
Non-interest-bearing loans	342,720	515,001
Secured short-term bank loans	6,426,000	6,484,830
Total current liabilities	18,451,943	17,127,678

Deferred tax liabilities	-	14,995

Total liabilities	18,451,943	17,142,673

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	185,195	184,643

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized, 24,038,183 shares issued and outstanding	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves	6,723,050	6,723,050
Accumulated other comprehensive income	3,539,505	2,318,600
Retained earnings	9,695,926	8,506,644

Total stockholders' equity	39,590,563	37,180,376
Total liabilities and stockholders' equity	$58,227,701	$54,507,692

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Stated in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Sales	$9,614,152	$8,520,142

Cost of goods sold	6,055,595	5,163,458

Gross profit	3,558,557	3,356,684

Operating expenses
General and administrative expenses	634,904	591,722
Amortization and depreciation	104,002	52,072
Selling expenses	1,366,516	1,187,866

Total operating expenses	2,105,422	1,831,660

Net operating income	1,453,135	1,525,024

Other income (expenses)
Government grant income	58,998	71,214
Interest income	2,202	2,089
Other income	24,588	2,428
Finance costs	(188,498)	(143,246)

Total other expenses	(102,710)	(67,515)

Income before income taxes and minority interests	1,350,425	1,457,509

Income taxes	(150,790)	(184,768)

Income before minority interests	1,199,635	1,272,741

Minority interests	(10,353)	(14,765)

Net income	$1,189,282	$1,257,976

Other comprehensive income
Foreign currency translation adjustment	1,220,905	200,399

Comprehensive income	$2,410,187	$1,458,375

Earnings per share-Basic	$0.05	$0.07
Earnings per share-Diluted	$0.05	$0.07

Weighted average number of shares – Basic	24,038,183	16,887,815
Weighted average number of shares – Diluted	24,180,946	16,887,815

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.

Condensed Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$1,189,282	$1,257,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	184,474	139,135
Amortization of land use right	3,982	4,256
Deferred taxes	30,612	57,810
Minority interests	10,353	14,765
Changes in operating assets and liabilities:
Restricted cash	-	(3,676,785)
Trade receivables	826,060	(605,350)
Bills receivables	4,541,512	(1,306,009)
Other receivables and prepayments	(2,634,491)	(237,452)
Advances to staff	(789,923)	(498,578)
Inventories	(2,281,299)	(147,356)
Other payables and accrued expenses	642,900	(339,841)
Trade payables	876,088	487,719
Bills payables	-	3,676,785
Income tax payable	(408,751)	125,756
Net cash flows (used in) provided by operating activities	$2,190,799	$(1,047,169)

Cash flows from investing activities
Payments for acquisition of property, plant and equipment	(914,921)	(149,915)
Net cash flows used in investing activities	(914,921)	(149,915)

Cash flows from financing activities
Proceeds from bank loans	-	3,225,250
Repayment to bank loans	(321,471)	-
Repayment of non-interest-bearing loans	(189,580)	(369,856)
Net cash flows (used in) provided by financing activities	(511,051)	2,855,394

Effect of foreign currency translation on cash and cash equivalents	92,015	10,514

Net increase in cash and cash equivalents	856,842	1,668,824

Cash and cash equivalents - beginning of period	1,964,390	426,099
Cash and cash equivalents - end of period	$2,821,232	$2,094,923

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$26,670	$88,021
Income taxes	$373,371	$1,202

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

1.

Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (GAAP) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.

Corporate information and reorganization

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. The Company’s common stock is quoted on the NASD over−the−counter bulletin board under the symbol “CHGS.”

Gengsheng International Corporation was incorporated on November 3, 2004 in the British Virgin Islands (the “BVI”) as Powersmart Holdings Limited.  On June 6, 2007, it changed its name to Gengsheng International Corporation (“Gengsheng International”).

On April 25, 2007, the Company completed a reverse acquisition transaction (“RTO”) with Gengsheng International, whereby the Company issued to the stockholder of Gengsheng International 16,887,815 shares of the Company's stock in exchange for 100 shares of common stock of Gengsheng International, which represented all of the issued and outstanding capital stock of Gengsheng International. Accordingly, all references to common shares of Gengsheng International's common stock have been restated to reflect the equivalent numbers of the Company's equivalent shares. Gengsheng International thereby became the Company's wholly owned subsidiary and the former stockholder of Gengsheng International became the Company's controlling stockholder.

This share exchange transaction resulted in Gengsheng International's stockholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Therefore, the RTO resulting in Gengsheng International being treated as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Gengsheng International became the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,802,871 shares of the Company outstanding prior to the RTO are accounted for at an aggregate net book value of $3,036 of net book value at the time of the RTO. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the RTO as of the first day of the first period presented.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

2.

Corporate information and reorganization (Cont'd)

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

There were 97 shares of the Company's common stock that were erroneously issued to a stockholder for rounding up after the 1-for-50 reverse split of the Company's common stock that occurred on December 11, 2006.  The shares were returned and cancelled on May 1, 2007.

After the reverse acquisition, private placement and cancellation of 97 shares, the total common stock issued and outstanding of the Company is 24,038,183 shares.

On June 18, 2007, the board of directors of the Company authorized the change of the fiscal year from September 30 to December 31 and the related accounting period  from January 1, 2007 to December 31, 2007, in order to be consistent with the accounting year of the Chinese operating entities after the RTO.

Gengsheng International and its subsidiaries were reorganized prior to the RTO in order to simplify the group structure and for the fund raising exercise.

In fiscal year 2005, the companies comprising the group included Gengsheng International, Refractories, Gongyi Gengsheng Refractories Co., Ltd. (“Furnace”), Gongyi Sanwei Refractories Co., Ltd. (“Sanwei”), High-Temperature and Smarthigh.  Furnace was established in the PRC in July 1995 and Sanwei was established in the PRC in December 1985.  Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

Mr. Zhang was the sole stockholder of both Gengsheng International and Smarthigh since their incorporation in November 2004.  Regarding the equity interests of Refractories, Furnace and Sanwei, prior to the reorganization as detailed in the following paragraph, Mr. Zhang was a substantial stockholder,  holding 91% of the registered capital  each  of these three companies, and nine other individuals owned the remaining 9% of these companies in an equal proportion (that is each individual held 1%).

Since the dates of establishment, each of  Refractories, High-Temperature, Furnace and Sanwei were domestic enterprises in the PRC.  As a first step in the restructuring, Gengsheng International was formed to acquire the entire equity interests of Refractories, Furnace and Sanwei at an aggregate consideration of $7,133,700 on December 3, 2004, such that all these three companies became its wholly-owned subsidiaries.  The $7,133,700 was funded by Mr. Zhang to Gengsheng International for acquiring these three companies and paid to their then stockholders including $6,491,700 to Mr. Zhang himself and $642,000 to the 9 individuals.  Thereafter, the nine minority shareholders have held no direct equity interest in any of these three companies.

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

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

2.

Corporate information and reorganization (Cont'd)

On January 31, 2007, Gengsheng International acquired 100% common stock of Smarthigh from Mr. Zhang at nil consideration and thereafter Smarthigh became a wholly owned subsidiary of Gengsheng International and the whole series of reorganizations were thereby completed.

As the controlling stockholder of International, Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail before and after the aforesaid series of reorganization is the same – i.e., Mr. Zhang - such reorganization has been accounted for as a recapitalization of Gengsheng International whereby the historical financial statements and operations of Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail become the historical financial statements of Gengsheng International, with no adjustment to the carrying value of their assets and liabilities.

On March 31, 2008, Refractories formed a new company Henan Gengsheng Micronized Powder Materials Co., Ltd (“Micronized”).  The planned investment amount is $5,712,000 (RMB40,000,000), however, its paid up capital was $1,428,000 (RMB10,000,000) as at March 31, 2008. Micronized plans to begin operations and sales by mid 2008.

Currently the Company has six subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
Gengsheng International Corporation	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan Gengsheng Refractories Co., Ltd. (“Refractories”)	The People's Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through Gengsheng International	Registered capital of $6,049,879 fully paid up with share premium of $35	Manufacturing and selling of monolithic refractory products

Henan Gengsheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100% indirectly held through Gengsheng International	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100% indirectly held through Smarthigh	Registered capital of $2,000,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan Gengsheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,712,000 and $1,428,000 fully paid up	Manufacturing and selling of micronized powder materials

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

3.

Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC's Henan Province.  Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramic and fracture proppant products.

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed Al2O3 and calcium aluminate cement, and other materials, such as corundum, magnesia, resin and silica, which are primary sourced from suppliers located in the PRC.  The production facilities of the Company are located in Henan Province.

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery.  Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics.  Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells.  Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery.  The Company's customers include some of the largest steel and iron producers located in approximately 25 provinces in the PRC, as well as in other countries in Asia, Europe and the United States.

4.

Summary of significant accounting policies

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

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The application of SFAS-157 for financial instruments which are periodically measured at fair value did not have any significant impact on the Company's earnings nor the financial position.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

4.

Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (cont'd)

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The application of SFAS-159 did not have any impact on the Company's earnings nor the financial position, because the Company did not elect to use the fair value option.

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

SFAS 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that SFAS 161 will have on its financial statements upon adoption.

5.

Restricted cash and bills payable

	As of March 31	As of December 31
	2008	2007
	(unaudited)	(audited)

Bank deposits held as collateral for bills payable	$285,600	$274,200

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest−free with maturity dates of six months from the date of issuance. As security for the banks’ undertakings, the Company is required to pay the banks' charges as well as deposit with such banks amounts equal to 50% to 100% of the bills' amount at the time of such issuance.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

6.

Inventories

	As of March 31	As of December 31
	2008	2007
	(unaudited)	(audited)

Raw materials	$4,632,150	$2,915,773
Work-in-progress	813,742	527,474
Finished goods	5,304,806	4,640,026

	10,750,698	8,083,273
Provision for obsolete inventories	(23,981)	(23,024)

	$10,726,717	$8,060,249

7.

Intangible asset – unpatented technology

Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $320,500.  This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time.

Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

8.

Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

9.

Secured bank loans

	As of March 31	As of December 31
	2008	2007
	(unaudited)	(audited)

Bank loans repayable within 1 year	$6,426,000	$6,484,830

All the bank loans are denominated in RMB and carry interest rates ranging from 3.00% to 8.22% per annum with maturity dates ranging from 3 months to 1 year.

The bank loans as of March 31, 2008 and December 31, 2007 were secured by bills receivable amounted to $- and $350,976, respectively and guarantees executed by Mr. Zhang and third parties.

10.

Common stock

During the three months ended March 31, 2008, no common stock was issued and there were 24,038,183 shares of common stock outstanding as at March 31, 2008.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

11.

Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2008, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

Gengsheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to enterprise income tax at 33%, of which 30% is national tax and 3% is local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations.  Following the change of the legal form of Refractories from a domestic enterprise to a WOFE (after its entire equity interest was acquired by Gengsheng International). Refractories became subject to a preferential enterprise income tax rate at 30%.  Further, according to the PRC tax laws and regulations, Refractories being a WOFE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”).  As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from enterprise income tax for the fiscal years 2005 and 2006.  However, as a result of the new unified tax law detailed below, for the following three fiscal years from 2007 to 2009, Refractories will be subject to enterprise income tax at rate of 15% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 25%.

High-Temperature engages in an advanced technology industry and has passed the inspection of the provincial high-tech item, so its was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority.  High-Temperature received such certificates in 2004 and 2006.  Accordingly, High-Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. From fiscal year 2008, High-Temperature will be subject to enterprise income tax at a rate of 25% under the new unified tax law as detailed below.

Duesail, being a WOFE, is subject to a preferential enterprise income tax rate at 30% and is entitled to the Tax Holiday upon application.  In fiscal year 2007, Duesail did not apply for such Tax Holiday as no assessable profit was generated by Duesail since its establishment on August 25, 2006. Under the transitional arrangement of the new tax law as detailed below, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail will be exempted from enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to enterprise income tax at a rate of 15% for fiscal years from 2010 to 2012 and a rate of 25% thereafter.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

11.

Income taxes – (cont'd)

The PRC's legislative body, the National People's Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transition into the new tax rate over a five year period, beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

12.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Numerator:
Net income	$1,189,282	$1,257,976

Denominator:
Weighted average common shares used to compute basic EPS	24,038,183	16,887,815
Dilutive potential from assumed exercise of warrants	142,763	-
Weighted average common shares used to compute diluted EPS	24,180,946	16,887,815

Earnings per share – Basic	$0.05	$0.07

Earnings per share – Diluted	$0.05	$0.07

The per share data reflects the recapitalization of stockholders' equity as if the reorganization occurred as of the beginning of the first period presented.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

13.

Commitments and contingencies

(a)

The Company's operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both.  The Company must devote substantial financial resources to ensure compliance and believes that it is in substantial compliance with all the applicable laws and regulations.

The Company is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations.  Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position, operating results or cash flows of the Company.

During the three months ended March 31, 2008 and 2007, the Company incurred expenditures for routine pollutant discharge fees amounting to $1,398 and $-. These costs were incurred in general and administrative expenses.

(b)

The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of March 31	As of December 31
	2008	2007
	(unaudited)	(audited)

Guarantees given to bank	$14,565,600	$13,984,200

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company.  Therefore, no obligation in respect to the above guarantees was recognized as of March 31, 2008 and December 31, 2007.

(c)

As of March 31, 2008, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $1,222,368, which was contracted for but not provided in the financial statements.

(d)

As of March 31, 2008, the Company had capital commitments of $13,710 in connection with the acquisition of patented technology from a third party for usage up to 2021.  This patented technology represents know-how on “Methods and installation for removal particles from the powder for Abrasives”.  In addition to this initial payment, the Company committed to pay this party an annual sum equal to 15% of the net income derived from the sales and manufacturing of the aforementioned product through 2021.  To date the Company is in the process of setting up the relevant plant and has not commenced the production..

(e)

As of March 31, 2008, the Company had capital commitments in connection with its payment of registered capital for Micronized in the amount of $4,284,000 which was contracted for but not provided in the financial statements.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

14.

Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments.  Management, including the chief operating decision maker, reviews operating results solely by the  revenue of monolithic refractory products, functional ceramic products and fracture proppant products and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products, fracture proppant products and micronized products. However, since the Company has not yet commenced production of micronized products, there is not yet any revenue from this new product line.

	Monolithic refractory products		Functional ceramic products		Fracture proppant products		Micronized products		Total
	Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue from
external customers	$8,671,511	$8,234,634	$332,747	$285,508	$609,894	$-	$-	$-	$9,614,152	$8,520,142
Segment profit (loss)	926,996	1,387,490	80,102	163,566	273,639	(93,547)	-	-	1,280,737	1,457,509

	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31	December 31
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)

Segment assets	$ 50,960,657	$49,147,707	$2,878,351	$2,653,353	$2,826,051	$2,521,777	$1,428,000	$-	$58,093,059	$54,322,837

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

Segment Information by products for the three months ended March 31, 2008 and 2007

	Castable, coating, and dry mix materials & Low−cement and non−cement castables	Mortar	Pre−cast roofs	Ceramic plates, tubes, elbows, and rollers	Ceramic cylinders and plugs	Wearable ceramic valves	Fracture proppant products	Total

Three months ended March 31 2008 (unaudited)
Revenue	$ 6,227,709	$1,489	$ 2,442,313	$117,844	$62,731	$152,172	$609,894	$9,614,152

Three months ended March 31 2007 (unaudited)
Revenue	$ 5,174,801	$283,026	$ 2,776,807	$84,857	$90,765	$109,886	$-	$8,520,142

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

14.

Segment information (cont'd)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Total profit for reportable segments	$1,280,737	$1,457,509
Unallocated amounts relating to operations:
General and administrative expenses	(1,869)	-
Other income	71,557	-

Total	$1,350,425	$1,457,509

	As of March 31	As of December 31
	2008	2007
Assets	(unaudited)	(audited)

Total assets for reportable segments	$58,093,059	$54,322,837
Cash and cash equivalents	134,642	184,855

	$58,227,701	$54,507,692

All of the Company's long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on customers, is set out as follows:-

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)

PRC	$8,898,670	$7,728,854
Others – Note	715,482	791,288

Total	$9,614,152	$8,520,142

Note :  They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

15.

Related party transactions

Apart from the transactions as disclosed in elsewhere in these financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

China GengSheng Minerals, Inc.

Notes to Condensed Consolidated Financial Statements

16.

Stock-based compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options' contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended December 31, 2007 were as follows:

Year ended December 31, 2007

Risk free interest rate	4.75%
Expected volatility	384%
Expected life (years) from April 25, 2007 date of grant	3

Stock Compensation – The Company granted a warrant for the purchase of 112,299 and 262,032 shares of common stock to Civilian Capital, Inc., and Brean Murray Carret & Co., LLC, respectively,  for their services in connection with the private placement on April 25, 2007. The Company valued the warrant using the Black-Scholes option-pricing model, resulted in a fair value of $748,034 which was recorded as cost of raising capital against additional paid-in capital.

17.

Make Good Escrow Agreement

In connection with the 2007 private placement and financial advisory agreement, for the benefit of the investors and financial advisors, Mr. Zhang agreed to place into escrow an aggregate of 3,312,134 shares (2,673,796 shares for investors and 638,338 shares for advisors) of common stock owned by him (“Escrow Shares”). One-half of the Escrow Shares (“Potential 2007 Make Good Shares”) were pledged to secure the Company's commitment to achieve the After-Tax Net Income (“ATNI”) for fiscal 2007  and one-half of the Escrow Shares (“Potential 2008 Make Good Shares”) were pledged to secure the Company's commitment to achieve the ATNI for fiscal 2008.

In 2007, the Company achieved the guaranteed ATNI ($8,200,000) and the Potential 2007 Make Good Shares were returned to Mr. Zhang.  The total expense recognized for the fiscal year 2007 in connection with the return of the Potential 2007 Make Good Shares was $5,299,414. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

If the ATNI for the fiscal year ending December 31, 2008 is less than $13,500,000, a certain percentage of Potential 2008 Make Good Shares, based on the level of ATNI reported in the 2008 Annual Report, would be distributed to the investors for no consideration. Any shares not distributed to the investors and financial advisors would be released back to Mr. Zhang. For the purpose of determining whether or not the ATNI threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are contained principally in the section entitled  “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors Associated With Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements.  Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.   These forward-looking statements include, among other things, statements relating to:

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

•

loss of key members of our senior management; and

•

unexpected change to China's political or economic situation and legal environment.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•

“China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, Smarthigh Holdings Limited, or Smarthigh, and Smarthigh's direct and wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant Co. Ltd., or Duesail, and its wholly-owned Chinese subsidiary Henan Gengsheng Refractories Co., Ltd., or Henan Gengsheng, and Henan Gengsheng's direct majority-owned subsidiary, Henan Gengsheng High-Temperature Materials Co., Ltd., or High Temperature and Henan Gengsheng's direct and wholly-owned subsidiary, Henan Gengsheng Micronized Powder Materials Co., Ltd., or Henan Micronized;

•

“Powersmart” or “Gengsheng International” refer to Gengsheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly-owned by China GengSheng Minerals;

•

“Securities Act” refer to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

•

“China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

•

“RMB” refers to Renminbi, the legal currency of China; and

•

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.  For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB7.5947 for its December 31, 2007 audited financial statements, and $1 = RMB7.1546 for its March 31, 2008 unaudited financial statements; both of which were based on the average currency conversion rate for each respective period.

Our Business

We are a Nevada holding company that operates through our direct and indirect subsidiaries.  Through our wholly-owned Chinese subsidiary, Henan Gengsheng, and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture monolithic refractory products and industrial ceramic products in China.  Through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products.  We first produced our fracture proppant products in December of 2006, and by March 31, 2008, we earned $0.61 million in revenues from sales of our fracture proppant products.  Although we have not generated significant revenues from our fracture proppant products, we are not a development stage company because we continue to produce and market our refractory products.

We have three primary product lines: monolithic refractories, industrial ceramics and fracture proppants.  Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs.  Our industrial ceramic products, which include abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components in a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps, which are used in the electric power, electronic components, industrial pumps, and metallurgy industries.  We also install and maintain some of our products.  Our fracture proppant products are used to extract trapped pockets of oil and natural gas deposits from operating oil wells, which leads to higher productivity for oil and natural gas wells.

We sell our products to over 186 customers located in approximately 25 provinces in China and in other countries in Asia, Europe and North America.  Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil companies.  Our largest customers, measured by percentage of our revenue, operate in the steel industry.  Most of our revenues are derived from the sale of our monolithic refractory products to customers in China.

Overview of Business Operations in the First quarter of 2008

Our new shaped refractory production line launched in this quarter. During the first quarter of 2008, yet we were facing a slow season as usual. Despite continued strong sales of fracture proppants, our sales revenue just maintained a slight margin of growth at 12.84%, as compared to the same period in 2007. At the same time, we were encountering  an increase in materials prices due to a governmental regulatory restriction on production in order to reduce pollution before Olympic Games to be held this coming August.  Due to continuing worldwide increases of oil prices worldwide, our transportation expenses have also increased.  The traveling expenses were increased because of our expansion of sales to other provinces domestically. A two-week Chinese New Year holiday also occurred in the first quarter every resulting in a short working period in the first quarter. The combined factors of fewer work days, increasing costs in materials and transportation and increased travel needs suppressed growth in this period.

The followings are some financial highlights for the first quarter of 2008:

•

Sales revenue increased approximately $1.09 million, or approximately 12.84%, to $9.61 million for the first quarter of 2008 from approximately $8.52 million for the same period last year.

•

Net income decreased approximately $0.07 million, or (5.48)%, to approximately $1.19 million for the first quarter of  2008 from $1.26 million for the same period in 2007.

•

The Company's consolidated balance sheet (unaudited) as of March 31, 2008 included current assets of approximately $45.48 million and total assets of approximately $58.23 million.

On March 31, 2008, our PRC operating subsidiary, Henan Gengsheng established a new subsidiary, Henan Gengsheng Micronized Powder Materials Co., Ltd., or Henan Micronized. The new subsidiary will be the operating company for our planned manufacture and sale of micronized powder materials. We expect that Henan Micronized will be fully operational before the end of the year.

Results of Operations

The following table summarizes the results of our operations during the three-month periods ended on March 31, 2008 and March 31, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended on March 31, 2008 to the three-month period ended on March 31, 2007.

All amounts, other than percentages, in U.S. dollars

	Three-Month Period		Three-Month Period
	Ended March 31, 2008		Ended March 31, 2007
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues
Sales revenue	9,614	100.00%	8,520	100.00%
Costs of goods sold	6,056	62.99%	5,163	60.60%
Gross profit	3,558	37.00%	3,357	39.40%
General and administrative expenses	635	6.60%	592	6.95%
Selling expenses	1,367	14.22%	1,188	13.94%
Income before income taxes and minority interests	1,350	14.04%	1,458	17.11%
Income taxes	151	1.56%	185	2.17%
Net income	1,189	12.37%	1,258	14.76%

	Three-month	Three-month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	March 31, 2008	March 31, 2007	(Decrease)	(Decrease)
	Dollars in thousands		in thousands

Sales revenue	9,614	8,520	1,094	12.84%
Costs of goods sold	6,056	5,163	893	17.30%
Gross profit	3,558	3,357	201	5.99%
General and administrative expenses	635	592	43	7.26%
Selling expenses	1,367	1,188	179	15.06%
Income before income taxes and minority interests	1,350	1,458	(108)	-7.40%
Income taxes	151	185	(34)	-18.38%
Net income	1,189	1,258	(69)	-5.48%

Sales revenue. Sales revenue increased $1.09 million, or approximately 12.8%, to $9.61 million for the three months ended March 31, 2008, from $8.52 million for the three months ended March 31, 2007. The increase was driven by the increase in sales volume of an existing customer which led to stronger demand for our products for the three months ended March 31, 2008. Duesail , our fracture proppants subsidiary, achieved sales of $0.61 million, which contributed 56% of amount of the sales increased for the three months ended March 31, 2008.

Cost of goods sold.  Our cost of goods sold increased $0.9 million to $6.06 million for the three months ended March 31, 2008, from $5.16 million for the three months ended March 31, 2007. As a percentage of net revenues, the cost of goods sold increased approximately 2.4 % to 63% in the three months ended March 31, 2008 from 60.6% in the three months ended March 31, 2007. The PRC government recently instituted environmental production controls that limit the supply of minerals and, as a result, the purchase prices of our raw materials increased. Because of worldwide continuing surge of crude oil price, the purchase cost of Bauxite, one of our main raw materials, and the carriage costs were also higher than that in 2007.

Gross profit.  Our gross profit increased $0.2 million to $3.55 million for the three months ended March 31, 2008 from $3.35 million for the three months ended March 31, 2007.  This increase was mainly attributable to the increase in our sales volume. Gross profit as a percentage of net revenues was 37% for the three months ended March 31, 2008, as compared to 39.4% during the three months ended March 31, 2007. The decrease of such percentage was mainly due to the of increase in unit cost of raw materials.  We were not able to pass along the increase in materials costs to our customers in the form of higher selling prices of the our products and therefore the gross profit as a percentage of net revenue declined.

General administrative expenses.  Our General administrative expenses increased $0.04 million, or approximately 7.3%, to $0.63 million for the three months ended March 31, 2008 from $0.59 million for the three months ended March 31, 2007. The increase in the amount of general and administrative expenses was partly attributable to the increase in salary and traveling expenses. As a public company, we now employ more administrative and management staff and we travel more frequently to the United States to promote the Company . As a percentage of net revenues, administrative expenses decreased to 6.6% for the three months ended March 31, 2008, as compared to 6.9% for the three months ended March 31, 2007.  The decline was mainly attributable to the increase in our sales volume.

Selling expenses.  Our selling expenses slightly increased $0.18 million to $1.37 million for the three months ended March 31, 2008 from $1.19 million for the three months ended March 31, 2007. As a percentage of net revenues, our selling expenses increased to 14.2% for the three months ended March 31, 2008, as compared to 13.9% for the three months ended March 31, 2007. The increase of such percentage was mainly due to higher transportation costs, which increased $0.14 million.  Transportation costs increased due to the significant increase in diesel fuel prices during the three months ended March 31, 2008.

Income before income taxes and minority interests.   Income before income taxes and minority interests totaled $1.35 million for the three months ended March 31, 2008, a decrease of 7.4% from $1.46 million for the three months ended March 31, 2008, This decrease was primarily attributable to the increase of cost of goods sold and increase of the travel expenses and shipping and handling expenses due to the winter storm during the three months ended March 31, 2008.

Income taxes.  Income tax provision was $0.15 million for the three months ended March 31, 2008, a decrease of 18% as compared to income tax provision of $0.19 million for the three months ended March 31, 2007. The decline was due to the decrease in pre-tax income.

Net income (profit after taxes).  Net income decreased  to approximately $1.2 million for the three months ended March 31, 2008 as compared to approximately $1.26 million for the same period of 2007, a decrease  of approximately $0.06 million or approximately 5.5%. The decline is due to the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2008, we had cash and cash equivalents of $2.82 million.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$2,191	$(1,047)
Net cash (used in) investing activities	$(915)	$(150)
Net cash (used in) provided by financing activities	$(511)	$2,855
Net cash inflow (outflow)	$857	$1,669

Operating Activities

Net cash provided by operating activities was $2.19 million for the three months period ended March 31, 2008, which is an increase of $3.23 million from $1.05 million net cash used in operating activities for the same period in 2007.  The net inflow from the operating activities was mainly due to an increase of $5.37 million in collections of trade and bills receivable compared with a decline in such collections of $1.9 million in the similar period of 2007.

Investing Activities

Net cash used in investing activities was $0.92 million for the three months period ended March 31, 2008, which primarily included investment in our new production line and the acquisition of new office space.

Financing Activities

Net cash used in financing activities was $0.51 million for the three months period ended March 31, 2008, which is an increase as compared to $2.85 million in net cash provided by financing activities for the same period ended in 2007. The main reason for the increase of the net cash used in financing activities was the repayment of a bank loan and a non-interest bearing loan.

Loan Facilities

As of March 31, 2008, the maturities for all our bank loans are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Shanghai Pu Dong Development Bank	2007-07-20 to 2008-07-19	1 year	1,428,000
2	Facility Bank Loan	Industrial and Commercial Bank of China	2007-09-14 to 2008-08-13	11 months	2,856,000
3	Facility Bank Loan	Agricultural Bank of China	2007-09-30 to 2008-09-29	1 year	1,428,000
4	Facility Bank Loan	Agricultural Bank of China	2007-12-28 to 2008-12-27	1 year	714,000

We have  $6.43 million in total loans that will mature on or before the end of July 19, 2008, August 13, 2008, September 29, 2008 and December 27, 2008, respectively. We will repay each loan when it matures with our working capital.  We will also consider refinancing debt , however, we can not provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company, if at all.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31 2008:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	6,426,000	6,426,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	6,426,000	6,426,000	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On July 20, 2007, our subsidiary Henan Gengsheng entered into a loan agreement with Shanghai Pu Dong Development Bank, for a loan in the principal amount of $1,428,000.  The interest rate for this loan is 6.57% per annum and the loan has a maturity date of July 19, 2008.

On September 14, 2007, our subsidiary, Henan Gengsheng obtained a loan which amount to $2,856,000 from Industrial and Commercial Bank of China. The interest rate for this loan is 7.72% per annum and the loan has a maturity date on August 13, 2008.

On September 30, 2007, our subsidiary Henan Gengshen entered into a loan agreement with Agricultural Bank of China, for a loan in the principal amount of $1,428,000. The interest rate for this loan is 3.0% per annum and the loan has a maturity date on September 29, 2008.

On December 28, 2007, our subsidiary Henan Gengsheng entered into a loan agreement with China Agricultural Bank, Gongyi Branch, for a loan in the principal amount of $714,000.  The interest rate for this loan is 8.22% per annum and the loan has a maturity date of December 27, 2008.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to our critical accounting policies, except with respect to our recent accounting pronouncements set forth below.

Recent accounting pronouncements

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

SFAS No. 157 “Fair Value Measurement”

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The application of SFAS-157 for financial instruments which are periodically measured at fair value did not have any significant impact on the Company's earnings nor the financial position.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  The application of SFAS-159 did not have any impact on the Company's earnings nor the financial position, because the Company did not elect to use the fair value option.

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

SFAS 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that SFAS 161 will have on its financial statements upon adoption.

Off-Balance Sheet Arrangements

From time to time we have delivered debt guarantees to third parties which are summarized as follows :−

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Guarantees given by the Company	$14,565,600	13,984,200

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as immaterial for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of March 31, 2008 and December 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEMS 4 AND 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on our assessment, we determined that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending March 31, 2008 that were not reported in a current report on Form 8-K.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

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

DATED: May 13, 2008

CHINA GENGSHENG MINERALS, INC.

By: /s/ Hongfeng Jin

Hongfeng Jin
Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer

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