Form 10-Q
period 2008-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2008-08-14
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Yes ☒               No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

i

PART I
ITEM 1. FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2008	2007
(Stated in US Dollars)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$931,986	$1,964,390
Restricted cash	1,604,900	274,200
Trade receivables	27,805,035	22,721,052
Bills receivable	617,157	6,065,681
Other receivables and prepayments	3,222,420	3,042,086
Advances to staff	1,403,322	728,822
Inventories	13,200,536	8,060,249
Deferred tax assets	5,886	50,554

Total current assets	48,791,242	42,907,034
Deposits for acquisition of property, plant and equipment	2,685,324	1,073,684
Deposits for acquisition of intangible asset-patented technology	583,600	534,690
Goodwill	441,089	-
Intangible asset	364,750	342,750
Property, plant and equipment, net	10,191,845	8,733,367
Land use right	963,216	916,167

Total assets	$64,021,066	$54,507,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$5,986,917	$5,324,108
Bills payable	3,209,800	548,400
Other payables and accrued expenses	5,817,562	3,505,199
Income taxes payable	585,606	750,140
Non-interest-bearing loans	335,570	515,001
Secured short-term bank loans	5,106,500	6,484,830

Total current liabilities	21,041,955	17,127,678
Deferred tax liabilities	-	14,995

Total liabilities	21,041,955	17,142,673

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	216,673	184,643

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized,
24,038,183 shares issued and outstanding	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves	6,723,050	6,723,050
Accumulated other comprehensive income	4,397,482	2,318,600
Retained earnings	12,009,824	8,506,644

Total stockholders' equity	42,762,438	37,180,376

Total liabilities and stockholders' equity	$64,021,066	$54,507,692

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income

	For the Six Months Ended		For the Three Months Ended
	June 30		June 30
	2008	2007	2008	2007
(Stated in US Dollars)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$23,953,694	$18,518,103	$14,339,542	$9,997,961
Cost of goods sold	(14,949,615)	(11,289,483)	(8,894,020)	(6,126,025)

Gross profit	9,004,079	7,228,620	5,445,522	3,871,936

Operating expenses
General and administrative expenses	1,649,438	1,214,913	1,014,534	623,191
Amortization and depreciation	159,988	103,096	55,986	51,024
Selling expenses	2,962,487	2,441,739	1,595,971	1,253,873

Total operating expenses	4,771,913	3,759,748	2,666,491	1,928,088

Net operating income	4,232,166	3,468,872	2,779,031	1,943,848

Other income (expenses)
Government grant income	61,586	71,600	2,588	386
Interest income	2,946	5,268	744	3,179
Other income (expenses)	35,766	691	11,178	(1,737)
Finance costs	(425,435)	(261,430)	(236,937)	(118,184)

Total other (expenses)	(325,137)	(183,871)	(222,427)	(116,356)

Income before income taxes and minority interests	3,907,029	3,285,001	2,556,604	1,827,492

Income taxes	(371,819)	(436,261)	(221,029)	(251,493)

Income before minority interests	3,535,210	2,848,740	2,335,575	1,575,999

Minority interests	(32,030)	(28,221)	(21,677)	(13,456)

Net income	$3,503,180	$2,820,519	$2,313,898	$1,562,543

Other comprehensive income
Foreign currency translation adjustments	2,078,882	560,524	857,977	360,125

Total comprehensive income	$5,582,062	$3,381,043	$3,171,875	$1,922,668

Earnings per share
-Basic	$0.15	$0.14	$0.10	$0.07
-Diluted	$0.15	$0.14	$0.10	$0.07

Weighted average number of shares
-Basic	24,038,183	19,534,640	24,038,183	22,152,378
-Diluted	24,157,176	19,601,843	24,157,176	22,286,047

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30
	2008	2007
(Stated in US Dollars)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,503,180	$2,820,519
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	461,200	270,589
Amortization of land use right	11,756	8,558
Deferred taxes	31,955	135,526
Minority interests	32,030	28,221
Changes in operating assets and liabilities:
Restricted cash	(1,313,100)	(4,993,835)
Trade receivables	(3,618,468)	(3,795,567)
Bills receivables	5,837,860	(1,220,351)
Other receivables and prepayments	(309,419)	(576,268)
Advances to staff	(620,593)	50,656
Inventories	(4,480,688)	(277,498)
Other payables and accrued expenses	2,002,916	(314,800)
Trade payables	321,073	590,804
Bills payables	2,626,200	4,993,835
Income tax payable	(212,682)	168,565

Net cash flows provided by (used in) operating activities	4,273,220	(2,111,046)

Cash flows from investing activities
Net cash paid to acquire Shunda	(875,294)	-
Payments for acquisition of property, plant and equipment	(2,537,497)	(1,025,543)

Net cash flows used in investing activities	(3,412,791)	(1,025,543)

Cash flows from financing activities
Proceeds from bank loans	-	3,242,750
Repayment to bank loans	(1,794,570)	(1,297,100)
Repayment of non-interest-bearing loans	(212,487)	(382,465)
Cash acquired from RTO	-	3,036
Share issue expenses paid	-	(266,797)
Proceeds from issuance of shares, net of direct
share issue expenses of $1,504,310	-	8,495,690

Net cash flows (used in) provided by financing activities	(2,007,057)	9,795,114

Effect of foreign currency translation on cash and cash equivalents	114,224	83,227

Net (decrease) increase in cash and cash equivalents	(1,032,404)	6,741,752
Cash and cash equivalents - beginning of period	1,964,390	426,099

Cash and cash equivalents - end of period	$931,986	$7,167,851

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$223,204	$177,221
Income taxes	$521,910	$139,819

Non-cash financial activities:
Issuance of placement agent warrants	$-	$748,034

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

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

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. The Company's common stock is quoted on the NASD over-the-counter bulletin board under the symbol “CHGS.”

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

GengSheng International and its subsidiaries were reorganized prior to the RTO in order to simplify the group structure and for the fund raising activities.

In fiscal year 2005, the companies are comprised of GengSheng International, Refractories, Gongyi GengSheng Refractories Co., Ltd. (“Furnace”), Gongyi Sanwei Refractories Co., Ltd. (“Sanwei”), High-Temperature and Smarthigh. Furnace (“Smarthigh”) was established in the PRC in July 1995 and Sanwei was established in the PRC in December 1985. Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

Mr. Zhang was the sole stockholder of both GengSheng International and Smarthigh since their incorporation in November 2004. Prior to the reorganization as detailed in the following paragraph, Mr. Zhang was also a substantial stockholder, holding 91% of the registered capital each of Refractories, Furnace and Sanwei, and nine other individuals owned the remaining 9% of these companies in an equal proportion (that is each individual held 1%).

Since the dates of establishment, each of Refractories, High-Temperature, Furnace and Sanwei was domestic enterprise in the PRC. As a first step in the restructuring, GengSheng International was formed to acquire the entire equity interests of Refractories, Furnace and Sanwei at an aggregate consideration of $7,133,700 on December 3, 2004, hence all these three companies became its wholly-owned subsidiaries. The $7,133,700 was funded by Mr. Zhang to GengSheng International for acquiring these three companies and paid to their then stockholders including $6,491,700 to Mr. Zhang himself and $642,000 to the 9 individuals. Thereafter, the 9 minority shareholders have held no direct equity interest in any of these three companies.

On May 20, 2005, both Furnace and Sanwei were combined into Refractories pursuant to a combination agreement (the “Combination Agreement”). According to this Combination Agreement, all assets, liabilities, operations and resources of Furnace and Sanwei were assumed by Refractories. Upon the successful completion of the combination among these three companies, Furnace and Sanwei dissolved in December 2005.

In the fiscal year 2006, the companies are comprised of GengSheng International, Refractories, High-Temperature, Smarthigh and Duesail. Duesail was established as a wholly owned foreign enterprise (“WOFE”) by Smarthigh on August 14, 2006.

On January 31, 2007, GengSheng International acquired 100% common stock of Smarthigh from Mr. Zhang at nil consideration and thereafter Smarthigh became a wholly owned subsidiary of GengSheng International and the whole series of reorganizations were thereby completed.

As the controlling stockholder of International, Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail before and after the aforesaid series of reorganization stays the same – i.e., Mr. Zhang - such reorganization has been accounted for as a recapitalization of GengSheng International whereby the historical financial statements and operations of Refractories, Furnace, Sanwei, High-Temperature, Smarthigh and Duesail become the historical financial statements of GengSheng International, with no adjustment to the carrying value of their assets and liabilities.

On March 31, 2008, Refractories formed a new company Henan GengSheng Micronized Powder Materials Co., Ltd (“Micronized”). The planned investment amount is $5,712,000 (RMB40,000,000), however, its paid up capital was $1,428,000 (RMB10,000,000) as of June 30, 2008. Micronized plans to begin operations and sales in the fourth quarter of 2008

On June 12, 2008, Refractories entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu. Xinyu was renamed as Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (“Shunda”) on June 18, 2008. The consideration is scheduled to be paid by Refactories in two installments. The first installment amount $787,860 (RMB5,400,000) is required to be paid on June 12, 2008 and the second installment amount $87,540 (RMB600,000) is required to be paid within 30 days after completing the transfer registration with Commerce Department. As of June 30, 2008, $875,400 had been fully paid.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information and reorganization (Cont'd)

The following table summarizes the allocation of the purchase price reflecting the fair values of Shunda's each major class of assets acquired and liabilities assumed at the date of acquisition :

June 12,
2008

Cash and cash equivalents	$106
Other receivables, prepayments and deposits	3,104
Inventories	141,303
Property, plant and equipment, net	289,798

Fair value of net assets acquired	434,311
Goodwill	441,089

Purchase price of acquisition	$875,400

Satisfied by:-
Cash payment	$875,400

Net cash paid to acquire Shunda	$875,294

As of June 30, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Shunda amounting to $441,089 which represents the excess of the initial purchase price of $875,400 over the fair value of acquired identifiable net assets of Shunda of $434,311 at the time of acquisition on June 12, 2008.

The unaudited pro forma financial information presents the combined results of operating of the Company with the operations of Shunda for six months ended June 30, 2008, as if the acquisition had occurred as the beginning of fiscal year 2008:

	(Pro Forma)
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue	$23,953,694	$18,518,103	$ 14,339,542	$ 9,997,961
Net profit	3,526,220	2,820,519	2,336,938	1,562,543
Profit per share: basic and diluted	0.15	0.14	0.10	0.07

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information and reorganization (Cont'd)

Currently the Company has seven subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

GengSheng International Corporation	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People's Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through GengSheng International	Registered capital of $6,049,879 fully paid up with share premium of $35	Manufacturing and selling of monolithic refractory products

Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100% indirectly held through GengSheng International	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100% indirectly held through Smarthigh	Registered capital of $2,000,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,712,000 and $1,428,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (“Shunda")	PRC/ April 13, 2004	100% indirectly held through Refractories	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

3.	Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC's Henan Province. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramic, fracture proppant products and fine precision abrasives.

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed Al 2 O 3 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primary sourced from suppliers located in the PRC. The production facilities of the Company are also located in Henan Province.

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

Recently issued accounting pronouncements

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The application of SFAS 159 did not have any impact on the Company's earnings or the financial position, because the Company did not elect to use the fair value option.

SFAS 141R, “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its financial statements upon adoption.

SFAS 160, “Non-controlling (“Minority”) Interests in Consolidated Financial Statements”

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

SFAS 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that SFAS 161 will have on its financial statements upon adoption.

SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company is in the process of evaluating the impact that SFAS 162 will have on its financial statements upon adoption.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Restricted cash and bills payable

	As of June 30	As of December 31
	2008	2007
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable	$1,604,900	$274,200

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free with maturity dates of six months from the date of issuance. As security for the banks' undertakings, the Company is required to pay the banks' charges as well as deposit with such banks amounts equal to 50% to 100% of the bills' amount at the time of such issuance.

6.	Inventories

	As of June 30	As of December 31
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$6,237,880	$2,915,773
Work-in-progress	618,095	527,474
Finished goods	6,369,063	4,640,026

	13,225,038	8,083,273
Provision for obsolete inventories	(24,502)	(23,024)

	$13,200,536	$8,060,249

7.	Goodwill and intangible asset

	As of June 30	As of December 31
	2008	2007
	(Unaudited)	(Audited)

Unpatented technology – Note a	$364,750	$342,750
Goodwill – Note 2	441,089	-

Note a:

Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $364,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time.

Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

9.	Secured short-term bank loans

	As of June 30	As of December 31
	2008	2007
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$5,106,500	$6,484,830

All the bank loans are denominated in RMB and carry interest rates ranging from 3.00% to 8.22% per annum with maturity dates ranging from 1 to 6 months

The bank loans as of June 30, 2008 and December 31, 2007 were secured by bills receivable were $- and $350,976, respectively and guarantees executed by Mr. Zhang and third parties.

10.	Common stock

During the six months ended June 30, 2008, no common stock was issued and there were 24,038,183 shares of common stock outstanding as at June 30, 2008.

11.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred taxed on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2008, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

On March 16, 2007, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the “New CIT Law”). The New CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008.

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to enterprise income tax at 33%, of which 30% is national tax and 3% is local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations. Following the change of the legal form of Refractories from a domestic enterprise to a WOFE (after its entire equity interest was acquired by GengSheng International),Refractories became subject to a preferential enterprise income tax rate at 30%. Further, according to the PRC tax laws and regulations, Refractories being a WOFE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from enterprise income tax for the fiscal years 2005 and 2006 and was subject to enterprises income tax at a rate of 15% for the fiscal year 2007. However, as a result of the new unified tax law mentioned above, for the fiscal years 2008 and 2009, Refractories will be subject to enterprise income tax at a rate of 12.5% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 25%.

High-Temperature engages in an advanced technology industry and has passed the inspection of the provincial high-tech item, so its was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority. High-Temperature received such certificates in 2004 and 2006. Accordingly, High-Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. Pursuant to the notices issued by the State Administration Taxation dated January 30, 2008 and April 14, 2008, High-Temperature can continue to enjoy the preferential tax rate of 15% in 2008 upon its high technology industry status to be re-registered and approval by the relevant PRC authority. Before the re-registration and approval, High-Temperature will be subject to enterprise income tax at unified rate of 25%.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

11.	Income taxes (cont'd)

Duesail, being a WOFE, was subject to a preferential enterprise income tax rate at 30% and is entitled to the Tax Holiday upon application. In fiscal year 2007, Duesail did not apply for such Tax Holiday as no assessable profit was generated by Duesail since its establishment on August 25, 2006. Under the transitional arrangement of the new tax law as mentioned above, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail will be exempted from enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to enterprise income tax at a rate of 12.5% for fiscal years from 2010 to 2012 and a rate of 25% thereafter.

Shunda, being a domestic enterprises on the PRC was subject to enterprises income tax at 33%. Shunda is located in Guizhou and was entitled to a three- year exemption from enterprises income tax followed by a two-year 50% reduction in its enterprises income tax. As such, Shunda was exempted from enterprises income tax for fiscal years 2005 to 2007 and under the new tax law as mentioned above, Shunda is subject to enterprises income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting from the fiscal year 2010, Shunda will be subject to enterprises income tax at unified rate of 25%.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2008.

12.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$3,503,180	$2,820,519	$2,313,898	$1,562,543

Denominator:
Weighted average common shares used to
compute basic EPS	24,038,183	19,534,640	24,038,183	22,152,378
Dilutive potential from assumed exercise
of warrants	118,993	67,203	118,993	133,669
Weighted average common shares used to
compute diluted EPS	24,157,176	19,601,843	24,157,176	22,286,047

Earnings per share - Basic	$0.15	$0.14	$0.10	$0.07

Earnings per share - Diluted	$0.15	$0.14	$0.10	$0.07

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Commitments and contingencies (cont'd)

(a)

The Company is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations. Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position, operating results or cash flows of the Company.

During the three and six months ended June 30, 2008and 2007, the Company incurred expenditures for routine pollutant discharge fees $14,651 and $12,937 and $16,049 and $12,937 respectively. These costs were incurred in general and administrative expenses.

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of June 30	As of December 31
	2008	2007
	(Unaudited)	(Audited)

Guarantees given to bank	$7,586,800	$13,984,200

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of June 30, 2008 and December 31, 2007.

(c)

As of June 30, 2008, the Company has capital commitments in connection with its payment of registered capital for Micronized in the amount of $4,284,000.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

14.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products, fracture proppant products and fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision abrasives. However, since the Company has not yet commenced production of fine precision abrasives, there is not yet any revenue from this new product line.

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine precision		Total
	products		products		products		abrasives

Six months ended June 30 (Unaudited)

	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Revenue from
external
customers	$20,928,581	$17,231,443	$931,161	$1,186,883	$2,093,952	$99,777	$-	$-	$23,953,694	$18,518,103
Segment profit
(loss)	2,857,010	3,161,173	306,090	276,471	686,473	(141,211)	-	-	3,849,573	3,296,433

Three months ended Jun 30 (Unaudited)
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue from
external
customers	$12,257,070	$9,343,186	$598,414	$554,998	$1,484,058	$99,777	$-	$-	$14,339,542	$9,997,961
Segment profit
(loss)	1,930,014	1,773,683	225,988	112,905	412,834	(47,664)	-	-	2,568,836	1,838,924

	Jun 30, 2008	Dec 31, 2007	Jun 30, 2008	Dec 31, 2007	Jun 30, 2008	Dec 31, 2007	Jun 30, 2008	Dec 31, 2007	Jun 30, 2008	Dec 31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$48,314,310	$49,147,707	$3,893,361	$2,653,353	$9,121,318	$2,521,777	$2,557,727	$-	$63,886,716	$54,322,837

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

14.	Segment information (cont'd)

Segment Information by products for the six months ended June 30, 2008 and 2007

	Monolithic				Ceramic	Wearable	Fracture
	materials[1]	Mortar	Pre-cast roofs	Ceramic tubes[2]	cylinders[3]	ceramic valves	proppant	Total
Six months ended June 30 2008 (Unaudited)
Revenue	$14,462,346	$17,090	$6,449,145	$468,635	$274,376	$188,150	$2,093,952	$23,953,694
Six months ended June 30 2007 (Unaudited)
Revenue	$12,042,226	$727,029	$4,462,188	$337,954	$615,980	$232,949	$99,777	$18,518,103

Segment Information by products for the three months ended June 30, 2008 and 2007

	Monolithic				Ceramic	Wearable	Fracture
	materials[1]	Mortar	Precast roofs	Ceramic tubes[2]	cylinders[3]	ceramic valves	proppant	Total
Three months ended June 30 2008 (Unaudited)
Revenue	$8,234,637	$15,601	$4,006,832	$350,791	$211,645	$35,978	$1,484,058	$14,339,542
Three months ended June 30 2007 (Unaudited)
Revenue	$6,867,425	$444,003	$2,031,758	$253,097	$178,838	$123,063	$99,777	$9,997,961

1Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Six Months Ended June30
	2008	2007
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$3,849,573	$3,296,433
Unallocated amounts relating to operations:
General and administrative expense	(52)	(11,046)
Interest expense	-	(386)
Other income	57,508	-

Total	$3,907,029	$3,285,001

	Three Months Ended June30
	2008	2007
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$2,568,836	$1,838,924
Unallocated amounts relating to operations:
General and administrative expense	1,817	(11,046)
Interest expense	-	(386)
Other expense	(14,049)	-

Total	$2,556,604	$1,827,492

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

14.	Segment information (cont'd)

	As of June 30	As of December 31
	2008	2007
Assets	(Unaudited)	(Audited)

Total assets for reportable segments	$63,886,716	$54,322,837
Cash and cash equivalents	134,350	184,855

	$64,021,066	$54,507,692

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Six Months Ended June 30
	2008	2007
	(Unaudited)	(Unaudited)

PRC	$22,116,798	$16,635,239
Others – Note*	1,836,896	1,882,864

Total	$23,953,694	$18,518,103

	Three Months Ended June 30
	2008	2007
	(Unaudited)	(Unaudited)

PRC	$13,218,128	$8,906,385
Others – Note*	1,121,414	1,091,576

Total	$14,339,542	$9,997,961

* Note: They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

15.	Related party transactions

Apart from the transactions as disclosed elsewhere in these financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Stock-based compensation (cont'd)

Year ended
December 31, 2007

Risk free interest rate	4.75%
Expected volatility	384%
Expected life (years) from April 25, 2007 date of grant	3

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

In connection with the 2007 private placement and financial advisory agreement, for the benefit of the investors and financial advisors, Mr. Zhang agreed to place into escrow an aggregate of 3,312,134 shares (2,673,796 shares for investors and 638,338 shares for advisors) of common stock owned by him (“Escrow Shares”). One-half of the Escrow Shares (“Potential 2007 Make Good Shares”) were pledged to secure the Company's commitment to achieve the After-Tax Net Income (“ATNI”) of $8,200,000 for fiscal 2007 and one-half of the Escrow Shares (“Potential 2008 Make Good Shares”) were pledged to secure the Company's commitment to achieve the ATNI of $13,500,000 for fiscal 2008.

In 2007, the Company achieved the guaranteed ATNI ($8,200,000) and the Potential 2007 Make Good Shares were returned to Mr. Zhang. The total expense recognized for the fiscal year 2007 in connection with the return of the Potential 2007 Make Good Shares was $5,299,414. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

If the ATNI for the fiscal year ending December 31, 2008 is less than $13,500,000, a certain percentage of Potential 2008 Make Good Shares, based on the level of ATNI reported in the 2008 Annual Report, would be distributed to the investors and advisors for no consideration. Any shares not distributed to the investors and financial advisors would be released back to Mr. Zhang. For the purpose of determining whether or not the ATNI threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China GengSheng Minerals, Inc. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

•    “Powersmart” or “GengSheng International” refers to GengSheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly-owned by China GengSheng Minerals, Inc.;

•    “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

•    “China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

•    “RMB” refers to Renminbi, the legal currency of China; and

•    “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB7.2939 for its December 31, 2007 audited balance sheet, and $1 = RMB6.854 for its June 30, 2008 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB7.0502 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2008, and $1= RMB7.5947 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2007; both of which were based on the average currency conversion rate for each respective quarter.

Overview of Company

We are a Nevada holding company operating in materials technology industry through our direct and indirect subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based heat-resistant products capable of withstanding high temperature, saving energy and boosting productivity in industries such as steel and oil, which are mainly referred to as refractory products, industrial ceramics and fracture proppants, and fine precision abrasives.

Currently, we conduct our operations in China through our wholly-owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (the “Refractories”), ZhengZhou Duesail Fracture Proppant Co. Ltd. (the “Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (the “Micronized”), and Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (the “Shunda”) and through our majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (the “High-Temperature”). We manufacture and sell monolithic refractory products, industrial ceramic products, fracture proppants and fine precision abrasives products that will be produced soon at the end of 2008 in China and overseas. Through our direct, wholly-owned BVI subsidiary, GengSheng International and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Currently, Micronized is still under the construction of a first-phase production line for fine precision abrasives, with expected annual capacity of 20,000 metric tons. As of August 14, 2008, Micronized has been well on track to launch its trial production soon and to start commercial production by October of 2008.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and 11 other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are the products for utilities and petrochemical industries and fine precision abrasives are targeting solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect a significant increase of revenues from fracture proppants and fine precision abrasives once productions are launched in 2008.

Corporate Background

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company. From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington, but we abandoned these operations entirely by 2001. On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with and into Point Acquisition Corporation, a Nevada corporation. From about 2001 until our reverse acquisition of Powersmart on April 25, 2007, which is discussed in the next section entitled “Acquisition of Powersmart and Related Financing,” we were a blank check company and had no active business operations. On June 11, 2007, we changed our corporate name from “Point Acquisition Corporation” to “China Minerals Technologies, Inc.” and subsequently changed our name to “China GengSheng Minerals, Inc.” on July 26, 2007 as we found that a Delaware company, which also manufactures refractories, uses a similar corporate name.

Acquisition of Powersmart and Related Financing

On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with Powersmart Holdings Limited whereby we issued to Shunqing Zhang, the sole shareholder of Powersmart Holdings Limited, 16,887,815 shares of China GengSheng Minerals, Inc. common stock, in exchange for all of the issued and outstanding capital stock of Powersmart Holdings Limited. Powersmart Holdings Limited thereby became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder. Upon the closing of the reverse acquisition, Timothy P. Halter, our sole officer and director, submitted his resignation letter pursuant to which he resigned from all offices of our company that he held effective immediately and from his position as our director on May 31, 2007. Shunqing Zhang is currently our sole director.

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds. In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LL, or Brean Murray, and Civilian Capital, Inc. for services as placement agent for the private placement. We also agreed to issue Brean Murray Carret & Co., LLC and Civilian Capital, Inc. a warrant for the purchase of 374,331 shares of our common stock in the aggregate. The warrants are immediately exercisable, have piggyback registration rights and have a three-year term.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company's common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good. Similarly, if the thresholds are not achieved in either year, the escrow agent must release certain amount of the make-good shares that were put into escrow. As a result, we met the after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and the shares in escrow were returned to Mr. Zhang.

On May 14, 2007, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register shares of our common stock sold to the investor in the private placement as well as shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designee. Our registration statement on Form S-1 became effective on October 15, 2007.

Our Products

Our product lines are divided into four major segments: monolithic refractories based on specific mixture formulas, industrial ceramics, fracture proppants, and fine precision abrasives. Our largest product segment is the monolithic refractories segment, which accounted for approximately 96% of our total revenue in 2007. Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs. Our monolithic refractories are also applied to the interior surfaces of steel-making furnaces and other high temperature vessels to improve their productivity and reduce the overall production costs. The gross margins for our shaped refractory products (which are in the refractory segment together with monolithic products) is 37% and 37-40% for monolithic refractory products, 40% for industrial ceramics, 40% for fracture proppant products segment, and approximately 50-60% for fine precision products (a new product line which will be part of a new product segment to be launched later this year). Besides selling our own products, sometimes we purchase and resell small quantities of shaped refractory bricks manufactured by third parties to fulfill some of our project contract requirements.

Monolithic Refractory Products

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

We provide a customized solution for every order for monolithic materials. We customize our customers' orders for monolithic materials based on their uniquely requested formulas. Upon delivery of our products to customers, the monolithic materials are applied to the inner surfaces of our customers' furnaces, ladles, or other vessels to improve the productivity of those expensive pieces of equipment. The strength of our products is to be able to lower overall cost of production and improve financial performance for our customers. The reasons that the monolithic materials can help our customers improve productivity, lower production costs, and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions and therefore, improve the steel makers' productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, hence improving the equipment's operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure.

Our refractory product sales are often supported by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides the assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers' equipment. We believe that these services together with our refractory products provide us with a strategic advantage.

Some examples of our products and the description of their features are set forth as follows:

•    Castable, coating, and dry mix materials. Offerings within this product line are used as linings in containers such as a tundish used for pouring molten metal into a mold. The primary advantages of these products are speed and ease of installation for heat treatment.

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

Industrial Ceramics

Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components in a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps, which are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

Some examples and description of our products and their benefits are introduced as follows:

•    Ceramic plates, tubes, elbows, and rollers. These products are used in heavy machines for steel production, power generation, and mining. They are highly resistant to heat, erosion, abrasion, and impact.

•    Ceramic cylinders and plugs. Our ceramic cylinders and plugs are often used in plug pumps for drilling crude oil. They are highly resistant to pressure.

•    Wearable ceramic valves. Our wearable ceramic valves are used for transferring gas and liquid products. They are highly resistant to wash out, erosion, abrasion, and impact.

Fracture Proppant Products

Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were certified by PetroChina Company Limited (the “PetroChina”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as a first-tier supplier of fracture proppants for their oil and gas-drilling operations.

Fine precision abrasives

Fine precision abrasive is for producing a super-fine, super-consistent finish. A high strength polyester backing provides a uniform base for a coating of micron graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (the “SiC”). They are ultra-fine, high-strength pellets with uniform shape, and have applications in surface-polishing and slicing of precision instrument such as solar panels. Currently, the type of abrasives that we are launching is in high demand among solar-energy companies. Solar energy companies use such products to slice the silicon bar and to polish the equipment surface to become very smooth and shining. Currently, most of precision abrasives to be used in China are imported from Japan. Compared with Japanese products, our strength is to eliminate the big particle, reduce the cost for polishing larger particles and remove disqualified particles during the production process. Our products can be applicable in broader range of areas including machine manufacture, electronics industry, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. We expect to see the burgeoning solar industry in China and elsewhere catalyzing our rapid growth in this new product. One of our products below will be introduced soon:

•    Ultrafines as precision abrasives. They are such fine alumina or silicon carbide powders that their sizes are in microns, with controlled surface characteristics suitable for wire slicing and specific polishing.

Highlights of Second Fiscal Quarter of 2008

During the second quarter of 2008, we witnessed a strong demand for our mineral based refractory products and fracture proppant and growth in our customer base, sales revenue and net income largely due to better performance of China's economy and the industries in which our customers operate. We also commenced our operation of the pressed bricks line during the second quarter and made progress towards the commencement of our fine precision abrasive product line, which will become operational by October of 2008. Our financial performance in the second quarter is summarized as follows:

  Sales revenue increased approximately $4.34 million, or approximately 43.4%, to $14.34 million for the second quarter of 2008 from approximately $10 million for the same period in 2007.

  Net income increased approximately $0.75 million, or 48.1%, to approximately $3.5 million for the second quarter of 2008 from $1.56 million for the same period in 2007.

  Our consolidated balance sheet (unaudited) as of June 30, 2008 includes current assets of approximately $48.79 million and total assets of approximately $64.02 million.

Established R&D collaboration with Ceramics Research Institute of Zhengzhou University

On April 21, 2008, we signed a five-year collaboration agreement with the Ceramics Research Institute of Zhengzhou University (the "CRI") in Henan province of China, to research and develop innovative ways of improving the manufacturing process and functionality of an array of bauxite-based materials. Specifically, we will work with CRI to optimize and reduce costs for the production of fine precision abrasives, which are bauxite-based, ultra-fine, grain-like materials used to polish the fine-metal or optical equipment surfaces, including solar panels. CRI will also help us develop next-generation industrial ceramics that can reduce energy use and pollution. In addition, we and CRI will jointly apply for government grants for bauxite-based materials research.

Completed an all-new production line of pressed bricks (refractory products)

On April 28, 2008, we completed an all-new production line for the pressed bricks, a type of "shaped" refractory, for steel production. The annual designed production capacity is 15,000 metric tons. The line has begun its commercial production and sales. The average price for our specialty pressed bricks is expected to be more than twice that of the monolithic products.

Entered supply contracts with three major Chinese oil companies

On May 19, 2008, Duesail entered into a supply contract of fracture proppant valued at approximately $2.2 million (RMB15, 072,500) with PetroChina. PetroChina is China's largest oil and gas producer and distributor. Fracture proppant is a light, bauxite-based, grain-like material that has a round and smooth surface and is capable of resisting high pressure and acid corrosion. It is used by drillers to release trapped pockets of oil and natural gas to boost yields. Following the 230-ton contract with CNOOC signed in early April, this new contract is another milestone for us and it is a major success in our efforts to strengthen relationships with major oil companies in China.

On June 2, 2008, Duesail entered into another sales contract of fracture proppant valued at approximately $1.9 million (RMB13, 418,200) after taxes with Jilin Petroleum Group Co. Ltd. ("Jilin Petroleum"), a wholly owned subsidiary of China National Petroleum Corporation (the “CNPC”). With this contract we are now supplying fracture proppants to all three major Chinese oil companies, CNOOC, Sinopec and CNPC. We expect that our sales of this important yield-boosting product will continue to accelerate this year.

On June 24, 2008, Duesail entered into the third sales contract for fracture proppants supplies valued at approximately $1.5 million (RMB10,220,000) after taxes with China National Petroleum Group Co., Ltd. ("China Petroleum"). Fracture proppants are used by oil and gas drillers to extract pockets of oil and natural gas scattered underground. The high-density and high-strength kind of proppants are considered a more technologically advanced product and Chinese oil companies currently source them mostly from overseas manufacturers. This is the second sales contract we have signed with CNPC this month following the one we signed with Jilin Petroleum, a CNPC's subsidiary on June 2, 2008.

Overall, we have entered a total of $5.6 million contracts from April to June 2008 to supply fracture proppants to major Chinese oil companies, including CNPC, CNOOC, and Sinopec fracture proppants business continues to grow at a faster pace than we expected. We expect that this momentum in fracture proppants sales will continue to grow and help to meet our 2008 commercial objectives this year.

Acquired a refractories supplier

On June 12, 2008, Refractories entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu. Xinyu was renamed as Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (“Shunda”) on June 18, 2008. The consideration is scheduled to be paid by Refactories in two installments. The first installment amount $787,860 (RMB5,400,000) is required to be paid on June 12, 2008 and the second installment amount $87,540 (RMB600,000) is required to be paid within 30 days after completing the transfer registration with Commerce Department. As of June 30, 2008, $875,400 had been fully paid.

Uncertainties that Affect our Financial Condition

Increasing price of raw materials

Along with most Chinese companies, we are also facing higher prices in raw material, fuel and utilities prices during the second quarter this year. Although we foresee a slightly decreasing trend in the third quarter after the Olympic Games in Beijing, we have pursued some strategies to reduce possible impacts from increased price of raw materials. We have diversified into premium products, such as pressed bricks, and we will introduce fine precision abrasives into new industries in the second half of this year. Because most of our customers are large steel producers who are usually less prone to inflation pressure and better positioned to benefit from government policies and to be resistant to the shortage of global steel supply, we are relatively less impacted by these soaring materials costs and slower growth compared to our competitors. In the meantime, our fracture proppant business has surpassed our expectations and is contributing stronger growth to our overall sales for the rest of the year.

We also acquired Shunda to secure upstream self-sufficiency in fused alumina for our refractory and fine precision abrasive products and to keep generating revenues from continuing sales of raw materials to other refractory manufacturers. It will not only secure sufficient supply of materials for our productions but also will help stabilize fluctuation of rising materials prices in the long run. Furthermore, we have negotiated to pass increased costs of materials to our major steel customers. We have successfully obtained agreements from 8 customers increasing our sale prices about 20% to 30%, which helps relieve certain rising price pressure during the second period. We will continue to negotiate the cost transfer with our other major customers to alleviate the concerns of continuingly increasing costs of materials in the future.

Longer payment term and significant receivables

Currently, the payment term of receivables from our main steel customers is approximately 120-180 days. To some extents, such a longer payment term of our receivables has drawn attentions on whether our cash flow used in our operating activities would be adequate. We have tried to negotiate with our steel customers either for shortening the payment terms or requesting down payment to maintain the sufficiency of cash flow for us to purchase raw materials and support our operations. We have successfully obtained down payment from some customers in the second quarter. We have continued to receive the form of bankers' acceptance drafts from some customers to settle certain trade debts among our suppliers. The maturity dates of these bankers' acceptance are from 60 to 90 days. We expect our customers will pay off these drafts upon maturity. We expect to reach agreements of shortening payment terms with our major customers to relieve capital uncertainties.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2008 and June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended on June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase (decrease) for the three-month period ended on June 30, 2008 and the three-month period ended on June 30, 2007.

(All amounts, other than percentages, in U.S. dollars)
	Three-Month Period		Three-Month Period
	Ended on June 30, 2008		Ended on June 30, 2007
		As a percentage		As a percentage
	Dollars	of	Dollars	of
	in thousands	net revenues	in thousands	net revenues

Sales revenue	14,340	100%	9,998	100.0%
Cost of goods sold	8,894	62%	6,126	61.3%
Gross profit	5,446	38%	3,872	38.7%
General and administrative expenses	1,015	7.1%	623	6.2%
Selling expenses	1,596	11.1%	1,254	12.5%
Income before income taxes and minority interests	2,557	17.8%	1,827	18.3%
Income taxes	221	1.5%	251	2.5%
Net income	2,314	16.1%	1,563	15.6%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)
Dollars in thousands
Sales revenue	14,340	9,998	4,342	43.4%
Costs of goods sold	8,894	6,126	2,768	45.2%
Gross profit	5,446	3,872	1,574	40.7%
General and administrative expenses	1,015	623	392	62.9%
Selling expenses	1,596	1,254	342	27.3%
Income before income taxes and minority interests	2,557	1,827	730	40%
Income tax	221	251	(30)	(12%	)
Net income	2,314	1,562	752	48%

Sales revenue. Our sales revenue is generated from sales of our mineral based refractory products, primarily our monolithic refractory products and, increasingly, our industrial ceramic products and fracture proppant products. Sales revenues increased approximately $4.34 million, or approximately 43.4%, to $14.34 million for the three months ended June 30, 2008 from $10 million for the three months ended June 30, 2007. The increase was primarily driven by $2 million increase of sales increase in fracture proppant products and significant increase of sales in refractories during three months ended June 30, 2008, as compared to the same period of 2007.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of goods sold increased $2.77 million, or approximately 45.2%, to $8.89 million for the three months ended June 30, 2008 from $6.13 million during the three months ended June 30, 2007. As a percentage of net revenues, the cost of goods sold increased approximately 0.7% to 62% in the three months ended June 30, 2008 from 61.3% during the three months ended June 30, 2007. The increase in our cost of goods sold resulted from the increase in sales of our products as well as from the highly increased costs of purchase Al vanadium soil for fracture proppant product lines. The resulting increase was mainly attributable to continuing increased price of raw materials in the second quarter.

Gross profit. Our gross profit increased $1.57 million, or approximately 40.7%, to $5.45 million for the three months ended June 30, 2008 from $3.87 million for the three months ended June 30, 2007. This increase was mainly attributable to and correlated to the increase in our sales volume and the gains from the appreciations of RMB. Gross profit as a percentage of net revenues was 38 % for the three months ended June 30, 2008, as compared to 38.7% for the three months ended June 30, 2007. The percentage decrease was mainly due to the largely increase in prices of raw materials associated with our cost of goods sold.

General and administrative expenses. Our general administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased approximately $0.39 million, or approximately 62.9%, to $1.01 million for the three months ended June 30, 2008, from $0.62 million for the same period in 2007. As a percentage of net revenues, administrative expenses largely increase to 7.1% for the three months ended June 30, 2008 as compared to 6.2% for the three months ended June 30, 2007. The increase in the amount of general administrative expenses was primarily attributable to start-up and research and development expenses associated with the soon commencement of our new fine precision abrasive product line, increased salaries and overseas travel expenses in the second quarter. We have employed more staffs to join our management team and the travel expenses to overseas from our executives have been increased as well.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related costs. Selling expenses increased $0.34 million, or approximately 27.3%, to $1.60 million for the three months ended June 30, 2008 from $1.25 million for the three months ended June 30, 2007. This slight increase was directly related to the increase in the sales of our products and also attributable to increases in compensation payable to personnel in our sales department and increased traveling expenses for such personnel. As a percentage of net revenues, our selling expenses decreased to 11.1% for the three months ended June 30, 2008, as compared to 12.5% for the same period in 2007. The decrease of percentage was largely due to successful control of transportation and travel cost ; for example, we started to use railroad instead of highway as the primary means to deliver our products this year.

Income before income taxes and minority interests. Income before income taxes and minority interest was $2.56 million for the three months ended June 30, 2008, an increase of 40% from $1.83 million for the same period in 2007. The increase was primarily attributable to the increase of our sales of fracture proppant during the three months ended June 30, 2008.

Income taxes. Our income taxes were $0.22 million for the three months ended June 30, 2008; a decrease of $0.03 million or -12% from $0.25 million for the three months ended June 30, 2007. The decrease is primarily attributable to the tax holiday for our fracture porppant in 2008 despite the increase of sales.

On March 16, 2008, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, a 5-year transitional period is applicable for foreign-invested enterprises. As a result, the income tax rate for our operating subsidiaries will remain 15% for our operating subsidiaries from 2008 to 2009, and will subject to 25% from 2010. However, income tax rate for Micronized will remain 0% from 2008 to 2009, and will subject to 15% from 2010 to 2012.

Net income. Our net income increased approximately $0.75 million, or 48.1%, to approximately $2.31 million for the three months ended June 30, 2008 from $1.56 million for the same period of 2007. The increase was due to the factors described above.

Comparison of Six-Month Periods Ended June 30, 2008 and June 30, 2007

The following table summarizes the results of our operations during the six-month period ended on June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended on June 30, 2008 to the six-month period ended on June 30, 2007.

All amounts, other than percentages, in U.S. dollars

	Six-Month Period		Six-Month Period
	Ended on June 30, 2008		Ended on June 30, 2007
	Dollars in	As a percentage	Dollars in	As a percentage
	thousands	of net revenues	thousands	of net revenues
Sales revenue	23,954	100.0%	18,518	100.0%
Cost of goods sold	14,950	62.4%	11,289	61.0%
Gross profit	9,004	37.6%	7,229	39.0%
General and administrative expenses	1,649	6.9%	1,215	6.6%
Selling expenses	2,962	12.4%	2,442	13.2%
Income before income taxes and minority interests	3,907	16.3%	3,285	17.7%
Income taxes	372	1.6%	436	2.35%
Net income	3,503	14.6%	2,820	15.2%

	Six-Month	Six-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)
Dollars in thousands

Sales revenue	23,954	18,518	5,436	29.4%
Costs of goods sold	14,950	11,289	3,661	32.4%
Gross profit	9,004	7,229	1,775	24.6%
General and administrative expenses	1,649	1,215	434	35.7%
Selling expenses	2,962	2,442	520	21.3%
Income before income taxes and minority interests	3,907	3,285	622	18.9%
Income tax	372	436	(64)	(14.7%	)
Net income	3,503	2,820	683	24.2%

Sales revenue. Sales revenue increased $5.44 million, or approximately 29.4%, to $23.95 million for the six-month period ended June 30, 2008 from $18.52 million for the same period in 2007. The overall increase for the six-month period ended June 30, 2008 was primarily driven by a $2 million increase of sales increase in fracture proppant products and significant increase of sales in refractories during six months ended June 30, 2008, as compared to the same period of 2007.

Cost of goods sold. Our cost of goods sold increased $3.66 million, or approximately 32.4%, to $14.95 million for the six-month period ended June 30, 2008 from $11.29 million during the same period in 2007. As a percentage of net revenues, our cost of goods sold was 62.4% and 61% for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in our cost of goods sold resulted from the increase in sales of our products as well as from the highly increased costs of purchase Al vanadium soil for fracture proppant product lines in the second quarter. Overall, the resulting increase of cost of goods sold was mainly attributable to continuingly increased price of raw materials in 2008.

Gross profit. Our gross profit increased approximately $1.77 million, or approximately 24.6%, to $9 million for the six-month period ended June 30, 2008 from $7.23 million for the same period in 2007. This increase was mainly attributable to and correlated to the increase in our sales volume and the gains from the appreciations of RMB in the second quarter. Gross profit as a percentage of net revenues was 37.6% for the six-month period ended June 30, 2008 as compared to 39 % during the same period in 2007. The decrease of percentage was mainly due to significant increase in prices of raw materials associated with our cost of goods sold in the second quarter.

General and administrative expenses. Our general administrative expenses increased $0.43 million, or approximately 35.7%, to $1.65 million for the six-month period ended June 30, 2008 from $1.22 million for the same period in 2007. As a percentage of net revenues, administrative expenses increased to 6.9% for the six-month period ended June 30, 2008 from 6.6% for the six-month period ended June 30, 2007. The increase in the amount of general administrative expenses was primarily attributable to start-up and research and development expenses associated with the commencement of our new fine precision abrasive product line, increased salaries and overseas travel expenses in the second quarter.

Selling expenses. Our selling expenses increased approximately $0.52 million, or approximately 21.3%, to $2.96 million for the six months ended June 30, 2008, from $2.44 million for the same period in 2007. This increase was mainly due to the increase in the sales of our products and also resulted from increases in compensation payable to personnel in our sales department and increased traveling expenses for such personnel in the second quarter. As a percentage of net revenues, our selling expenses decreased to 12.4% for the six-month period ended June 30, 2008 from 13.2% for the same period in 2007. This decrease of percentage was largely due to successful control of transportation and travel costs by using the rail as the primary means to deliver our products this year.

Income before income taxes and minority interests. Income before income taxes and minority interests was $3.91 million for the six-month period ended June 30, 2008, an increase of 18.9% from the $3.29 million during the same period in 2007. Our income before income taxes and minority interests increased mainly due to greatly increased sales of fracture proppant in the second quarter.

Income taxes. Our income taxes during the six month period ended June 30, 2008 were $0.37 million, decrease of $0.064 million or 14.7% as compared to $0.43 million for the same period in June 30, 2007. The decrease in income taxes resulted from the tax holiday for our fracture proppant in 2008.

Net income. Net income increased to approximately $3.5 million for the six-month period ended June 30, 2008 as compared to approximately $2.82 million for the same period in 2007, an increase of approximately $0.68 million or approximately 24.2% . This increase is due to the factors described above.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $0.92 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six-month period ended June 30,
	2008	2007
	(Dollars in thousands)

Net cash provided by (used in) operating activities	4,273	(2,111)
Net cash provided by (used in) investing activities	(3,413)	(1,026)
Net cash provided by (used in) financing activities	(2,007)	9,795
Net cash inflow/ (outflow)	(1,032)	6,742

Operating Activities

Net cash provided by operating activities was $4.27 million for the six-month period ended June 30, 2008, which is an increase of $6.38 million from $2.11 million net cash used in operating activities for the same period in 2007. The net inflow from our operating activities was mainly due to a significant decrease in bills receivable and the increase of receiving the down payment from our clients.

As of June 30, 2008, we have $0.6 million in bills receivable, which we received from our customers in the form of bankers' acceptance drafts. In China, bankers' acceptance drafts are used to settle trade debts between companies. A banker's acceptance draft is issued by a depositor who maintains an account at an acceptance bank. The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers' acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers' acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers' acceptance drafts to pay our suppliers. Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the rest of year.

Investing Activities

Net cash used in investing activities was $3.41 million for the six-month period ended June 30, 2008, which is an increase of $2.39 million from $1.03 million cash used in investing activities for the same period in 2007. The increase was mainly due to the payment of construction work for our new fine precision abrasives business segment and the acquisition of our new materials subsidiary, Shunda in June of 2008.

Financing Activities

Net cash used in financing activities was $2.01 million for the six-month period ended June 30, 2008 which is a decrease of $11.81 million from $9.80 million net cash provided by financing activities for the same period in 2007. We have not conducted any financing activities in 2008 and the significant new cash provided by financing activities for the six months in 2007 mainly resulted from the net proceeds raised from private placement in April of 2007. In addition, we repaid 1.8 million bank loans due in the second quarter.

Loan Facilities

As of June 30, 2008, the maturities for all our bank loans are as follows:

	All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Shanghai Pu Dong Development Bank	2007-07-20 to 2008-07-19	1 year	$1,459,000
2	Facility Bank Loan	Industrial and Commercial Bank of China	2007-09-14 to 2008-08-13	11 months	$1,459,000
3	Facility Bank Loan	Agricultural Bank of China	2007-09-30 to 2008-09-29	1 year	$1,459,000
4	Facility Bank Loan	Agricultural Bank of China	2007-12-28 to 2008-12-27	1 year	$729,500

We have $5.11 million in total loans that will mature on or before the end of July 19, 2008, August 13, 2008, September 29, 2008 and December 27, 2008, respectively. We will repay each loan when it matures with our working capital. We will also consider refinancing debt; however, we can not provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company, if at all.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2008:

Payment due by period
More than 5
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$5,106,500	$5,106,500	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$5,106,500	$5,106,500	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On July 20, 2008, Refractories entered into a loan agreement with Shanghai Pu Dong Development Bank, for a loan in the principal amount of $1,459,000. The interest rate for this loan is 6.57% per annum and the loan has a maturity date of July 19, 2008.

On September 14, 2007, our subsidiary, Refractories obtained a new loan which amount to $1,459,000 from Industrial and Commercial Bank of China. The interest rate for this loan is 7.72% per annum and the loan has a maturity date on August 13, 2008.

On September 30, 2007, Refractories entered into a loan agreement with Agricultural Bank of China, for a loan in the principal amount of $1,459,000. The interest rate for this loan is 3.0% per annum and the loan has a maturity date on September 29, 2008.

On December 30, 2007, Refractories entered into a loan agreement with Agricultural Bank of China, Gongyi Branch, for a loan in the principal amount of $729,500. The interest rate for this loan is 8.22% per annum and the loan has a maturity date of December 27, 2008.

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

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 1% of gross amount of trade receivables due below 1 year, 5% of gross amount of trade receivables due from 1 to 2 years, 40% of gross amount of trade receivables due from 2 to 3 years and 70% of gross amount of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

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

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are:

	Annual rate	Residual value
Buildings	5-7%	3-10%
Plant and machinery	9-39%	3-10%
Furniture, fixtures and equipment	9-20%	3-10%
Motor vehicles	9-18%	3-10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Revenue recognition

Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The application of SFAS 159 did not have any impact on the Company's earnings or the financial position, because the Company did not elect to use the fair value option.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141 (Revised)”). SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that SFAS 161 will have on its financial statements upon adoption.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company is in the process of evaluating the impact that SFAS 162 will have on its financial statements upon adoption.

Off-Balance Sheet Arrangements

From time to time we have delivered debt guarantees to third parties which is summarized as follows:

	June 30 2008	December 31 2007
	(Unaudited)	(Audited)
Guarantees given to the bank	$7,586,800	$13,984,200

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of June 30, 2008 and December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People's Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to twelve months by 0.3% . The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term six months or less and loans with a term of six to twelve months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

The Company is exposed to credit risk from its cash and cash equivalents and bills and trade receivable. The credit risk on cash and cash equivalents are limited because the counterparties are recognized financial institutions. Bills and trade receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

Foreign Currency Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

Inflation Risk

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

Company's Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Group's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-Q.

Concentration Risk and Uncertainties

During each of fiscal years 2007, 2006 and 2005, we had only one customer, Rizhao Steel Co., Ltd (“Rizhao”), representing 10% or more of the company's consolidated sales. Our sales to Rizhao amounted to 6,393,685 or 16.1%, 4,553,646, or 16.6%, and $3,365,143, or 15.2% of our sales during the past three fiscal years.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on our assessment, we determined that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None for the period covered by this report.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six-month period ended on June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on June 30, 2008.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: August 14, 2008	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 14, 2008	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)