Form 10-Q
period 2008-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2008-11-14
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

i

PART I
ITEM 1. FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2008	2007
(Stated in US Dollars)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$566,341	$1,964,390
Restricted cash	2,048,200	274,200
Trade receivables	28,781,001	22,721,052
Bills receivable	536,921	6,065,681
Other receivables and prepayments	3,383,761	3,042,086
Advances to staff	951,669	728,822
Inventories	12,479,112	8,060,249
Deferred tax assets	35,452	50,554

Total current assets	48,782,457	42,907,034
Deposits for acquisition of property, plant and equipment	4,816,960	1,073,684
Deposits for acquisition of intangible asset-patented technology	585,200	534,690
Goodwill	441,089	-
Intangible asset	365,750	342,750
Property, plant and equipment, net	10,233,630	8,733,367
Land use right	961,030	916,167

Total assets	$66,186,116	$54,507,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$8,101,180	$5,324,108
Bills payable	4,096,400	548,400
Other payables and accrued expenses	6,539,215	3,505,199
Income taxes payable	504,103	750,140
Non-interest-bearing loans	336,490	515,001
Secured short-term bank loans	1,901,900	6,484,830

Total current liabilities	21,479,288	17,127,678
Deferred income	658,350	-
Deferred tax liabilities	-	14,995

Total liabilities	22,137,638	17,142,673

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	194,059	184,643

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized,
24,038,183 shares issued and outstanding	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves	6,723,050	6,723,050
Accumulated other comprehensive income	4,294,154	2,318,600
Retained earnings	13,205,133	8,506,644

Total stockholders' equity	43,854,419	37,180,376
Total liabilities and stockholders' equity	$66,186,116	$54,507,692

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Income and Other Comprehensive Income

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(Stated in US Dollars)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$36,816,119	$28,802,975	$12,862,425	$10,284,872
Cost of goods sold	(23,735,421)	(17,071,233)	(8,785,806)	(5,781,750)

Gross profit	13,080,698	11,731,742	4,076,619	4,503,122

Operating expenses
General and administrative expenses	2,744,527	2,007,213	1,095,089	792,300
Amortization and depreciation	237,671	159,445	77,683	56,349
Selling expenses	4,474,375	3,502,813	1,511,888	1,061,074

Total operating expenses	7,456,573	5,669,471	2,684,660	1,909,723

Net operating income	5,624,125	6,062,271	1,391,959	2,593,399

Other income (expenses)
Government grant income	61,586	72,113		513
Interest income	9,151	52,840	6,205	47,572
Other income	111,764	2,503	75,998	1,812
Finance costs	(623,983)	(395,436)	(198,548)	(134,006)

Total other (expenses)	(441,482)	(267,980)	(116,345)	(84,109)

Income before income taxes and	5,182,643	5,794,291	1,275,614	2,509,290
minority interests

Income taxes	(474,738)	(805,784)	(102,919)	(369,523)

Income before minority interests	4,707,905	4,988,507	1,172,695	2,139,767

Minority interests	(9,416)	(35,540)	22,614	(7,319)

Net income	$4,698,489	$4,952,967	$1,195,309	$2,132,448

Other comprehensive income
Foreign currency translation adjustments	1,975,554	1,023,304	(103,328)	462,780

Total comprehensive income	$6,674,043	$5,976,271	$1,091,981	$2,595,228

Earnings per share
-Basic	$0.20	$0.24	$0.05	$0.09
-Diluted	$0.19	$0.23	$0.05	$0.09

Weighted average number of shares
-Basic	24,038,183	21,052,317	24,038,183	24,038,183
-Diluted	24,157,176	21,142,016	24,157,176	24,202,970

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2008	2007
(Stated in US Dollars)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$4,698,489	$4,952,967
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	654,461	397,063
Amortization of land use right	16,282	11,852
Deferred taxes	2,443	243,433
Minority interests	9,416	35,540
Changes in operating assets and liabilities:
Restricted cash	(1,720,440)	(1,110,440)
Trade receivables	(4,444,439)	(6,419,500)
Bills receivables	5,816,915	(3,929,327)
Other receivables and prepayments	(944,947)	(998,594)
Advances to staff	(163,455)	(27,658)
Inventories	(3,660,509)	(99,732)
Other payables and accrued expenses	2,705,555	336,788
Trade payables	2,371,340	450,497
Bills payables	3,440,880	1,110,440
Income tax payable	(290,439)	255,931

Net cash flows provided by (used in) operating activities	8,491,552	(4,790,740)

Cash flows from investing activities
Payments for acquisition of property, plant and equipment	(4,494,284)	(2,063,800)
Net cash paid to acquire Shunda	(875,294)	-

Net cash flows used in investing activities	(5,369,578)	(2,063,800)

Cash flows from financing activities
Proceeds from bank loans		8,491,600
Repayment to bank loans	(4,917,591)	(4,572,400)
Repayment of non-interest-bearing loans	(208,802)	(477,090)
Cash acquired from RTO	-	3,036
Share issue expenses paid	-	(321,295)
Proceeds from issuance of shares, net of direct
share issue expenses of $1,504,310	-	8,495,690
Government grant received	645,165	-

Net cash flows (used in) provided by financing activities	(4,481,228)	11,619,541

Effect of foreign currency translation on cash and cash equivalents	(38,795)	109,835

Net (decrease) increase in cash and cash equivalents	(1,398,049)	4,874,836
Cash and cash equivalents - beginning of period	1,964,390	426,099

Cash and cash equivalents - end of period	$566,341	$5,300,935

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$(290,439)	$238,954
Income taxes	$768,911	$314,136
Non-cash financial activities:
Issuance of placement agent warrants	$-	$748,034

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

In fiscal year 2005, the companies are comprised of GengSheng International, Henan GengSheng Refractories Co., Ltd (“Refractories”), Gongyi GengSheng Refractories Co., Ltd. (“Furnace”), Gongyi Sanwei Refractories Co., Ltd. (“Sanwei”), Henan GengSheng High-Temperature Materials Co., Ltd (“High-Temperature”) and Smarthigh Holdings Limited (“Smarthigh”). Furnace  was established in the PRC in July 1995 and Sanwei was established in the PRC in December 1985. Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

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

In the fiscal year 2006, the companies are comprised of GengSheng International, Refractories, High-Temperature, Smarthigh and ZhengZhou Duesail Fracture Proppant Co., Ltd (“Duesail”). Duesail was established as a wholly foreign owned enterprise (“WFOE”) on August 14, 2006.

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

On March 31, 2008, Refractories formed a new company Henan GengSheng Micronized Powder Materials Co., Ltd (“Micronized”). The planned investment amount is $5,712,000 (RMB40,000,000). However, its paid up capital was $1,428,000 (RMB10,000,000) as of September 30, 2008. Micronized plans to begin operations and sales in the fourth quarter of 2008

On June 12, 2008, Refractories entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu and its assets. Xinyu was renamed as Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (“Shunda”) on June 18, 2008. The consideration is scheduled to be paid by Refactories in two installments. The first installment amount $787,860 (RMB5,400,000) is required to be paid on June 12, 2008 and the second installment amount $87,540 (RMB600,000) is required to be paid within 30 days after completing the transfer registration with Commerce Department. As of September 30, 2008, $875,400 had been fully paid.

The following table summarizes the allocation of the purchase price reflecting the fair values of Shunda's each major class of assets acquired and liabilities assumed at the date of acquisition:

June 12,
2008

Cash and cash equivalents	$106
Other receivables, prepayments and deposits	3,104
Inventories	141,303
Property, plant and equipment, net	289,798

Fair value of net assets acquired	434,311
Goodwill	441,089

Purchase price of acquisition	$875,400

Satisfied by:-
Cash payment	$875,400

Net cash paid to acquire Shunda	$875,294

As of September 30, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Shunda amounting to $441,089 which represents the excess of the initial purchase price of $875,400 over the fair value of acquired identifiable net assets of Shunda of $434,311 at the time of acquisition on June 12, 2008.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.

Corporate information and reorganization (Cont'd)

The unaudited pro forma financial information presents the combined operating results of the Company with the operations of Shunda for nine months ended September 30, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2008:

	(Pro Forma)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	36,816,119	$28,802,975	12,862,425	$ 10,284,872
Net profit	4,698,489	4,952,967	1,195,309	2,132,448
Profit per share:
-Basic	0.20	0.24	0.05	0.09
-Diluted	0.19	0.23	0.05	0.09

This unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations would have been had the Company owned and operated this business as of the beginning of the period presented.

On August 7,2008, Refractories increased registered capital of $6,040,000 which was paid by GengSheng International Corporation.  As of September 30, 2008, the registered capital of Refactories was $12,089,879.

On August 7,2008, Duesail increased registered capital of $800,000 which was paid by GengSheng International Corporation.  As of September 30, 2008, the registered capital of Duesail was $2,800,000.

Currently the Company has seven subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
GengSheng International Corporation	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares : Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd.	The People's Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through GengSheng International	Registered capital of $12,089,879 fully paid up with share premium of $35	Manufacturing and selling of monolithic refractory products
Henan GengSheng High-Temperature Materials Co., Ltd.	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products
Smarthigh Holdings Limited	BVI/ November 5, 2004	100% indirectly held through GengSheng International	Ordinary shares :Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Dormant
ZhengZhou Duesail Fracture Proppant Co., Ltd.	PRC/ August 14, 2006	100% indirectly held through GengSheng International	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd.	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,712,000 and $1,428,000 fully paid up	Manufacturing and selling of fine precision abrasives
Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd	PRC/ April 13, 2004	100% indirectly held through Refractories	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

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

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed Al 2 O 3 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primarily sourced from suppliers located in the PRC. The production facilities of the Company are also located in Henan Province.

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery. The Company's customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

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

5.

Restricted cash and bills payable

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable	$2,048,200	$274,200

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free with maturity dates of two to three months from the date of issuance. As security for the banks' undertakings, the Company is required to pay the banks' charges as well as deposit with such banks amounts equal to 50% to 100% of the bills' amount at the time of such issuance.

6.

Inventories

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$4,638,039	$2,915,773
Work-in-progress	671,195	527,474
Finished goods	7,194,447	4,640,026

	12,503,681	8,083,273
Provision for obsolete inventories	(24,569)	(23,024)

	$12,479,112	$8,060,249

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.

Goodwill and intangible asset

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Unpatented technology – Note a	$365,750	$342,750
Goodwill – Note 2	441,089	-

Note a: Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $365,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, no indicator of impairment was identified and accordingly it is stated at cost.

8.

Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

9.

Secured short-term bank loans

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$1,901,900	$6,484,830

The above bank loans are denominated in RMB and carry interest rates ranging from 8.22% to 13.10% per annum with maturity dates ranging from 3 to 12 months.

The bank loans as of September 30, 2008 were guaranteed by Mr. Zhang and the Company's senior management and secured by the following assets:-
(i)   Land use rights with carrying value of $506,204; and
(ii)  Buildings with carrying value of $1,382,476.

10.

Deferred income

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Government grants received - Note a	$658,350	$-

Note a: The Company received a government grant of $658,350 from Henan Development & Reform Commission as a subsidy for acquisition of property, plant and equipment. The grant received is recognized as income over the useful lives of the related assets.

11.

Common stock

During the nine months ended September 30, 2008, no common stock was issued and there were 24,038,183 shares of common stock outstanding as of September 30, 2008.

12.

Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2008, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International Corporation and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

12.

Income taxes (cont'd)

PRC

On March 16, 2007, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the “New CIT Law”). The New CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008.

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to enterprise income tax at 33%, of which 30% was national tax and 3% was local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations. Following the change of the legal form of Refractories from a domestic enterprise to a WFOE (after its entire equity interest was acquired by GengSheng International), Refractories became subject to a preferential enterprise income tax rate at 30%. Further, according to the PRC tax laws and regulations, Refractories being a WFOE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from enterprise income tax for the fiscal years 2005 and 2006 and was subject to enterprises income tax at a rate of 15% for the fiscal year 2007. However, as a result of the new unified tax law mentioned above, for the fiscal years 2008 and 2009, Refractories will be subject to enterprise income tax at a rate of 12.5% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 25%.

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

Duesail, being a WFOE, was subject to a preferential enterprise income tax rate at 30% and is entitled to the Tax Holiday upon application. In fiscal year 2007, Duesail did not apply for such Tax Holiday as no assessable profit was generated by Duesail since its establishment on August 25, 2006. Under the new tax law, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail will be exempted from enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to enterprise income tax at a rate of 12.5% for fiscal years from 2010 to 2012 and a rate of 25% thereafter.

Shunda, being a domestic enterprises incorporated in the PRC was subject to enterprises income tax at 33%. Shunda is located in Guizhou and was entitled to a three- year exemption from enterprises income tax followed by a two-year 50% reduction in its enterprises income tax. As such, Shunda was exempted from enterprises income tax for fiscal years 2005 to 2007 and under the new tax law mentioned above, Shunda is subject to enterprises income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting from the fiscal year 2010, Shunda will be subject to enterprises income tax at unified rate of 25%.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of September 30, 2008.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$4,698,489	$4,952,967	$1,195,309	$2,132,448

Denominator:
Weighted average common shares	24,038,183	21,052,317	24,038,183	24,038,183
used to compute basic EPS

Dilutive potential from assumed
exercise of warrants	118,993	89,699	118,993	164,787

Weighted average common shares used to compute diluted EPS	24,157,176	21,142,016	24,157,176	24,202,970

Earnings per share - Basic	$0.20	$0.24	$0.05	$0.09

Earnings per share - Diluted	$0.19	$0.23	$0.05	$0.09

The per share data reflects the recapitalization of stockholders' equity as if the reorganization occurred as of the beginning of the first period presented.

14.

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

During the nine months ended September 30, 2008 and 2007, the Company incurred expenditures for routine pollutant discharge fees $16,049 and $13,064 respectively. These costs were incurred in general and administrative expenses.

(b)

The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Guarantees given to bank	$10,241,000	$13,984,200

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of September 30, 2008 and December 31, 2007.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

14.

Commitments and contingencies (cont'd)

(c)

As of September 30, 2008, the Company had capital commitments in respect of the acquisition of property, plant and  equipment amounting to $168,245, which was contracted for but not provided in the financial statements.

(d)

As of September 30, 2008, the Company has capital commitments in connection with its payment of registered capital for Micronized in the amount of $4,284,000. The amount is payable within 12 months after the date of Micronized  incorporation.

15.

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products, fracture proppant products, fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision abrasives. However, since the Company has not yet commenced production of fine precision abrasives, there is not yet any revenue from this new product line.

	Monolithic refractory products			Functional ceramic products		Fracture proppant products		Fine precision abrasives		Total
(Unaudited) Nine months ended September 30,	2008		2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue from external customers	$32,564,305		$27,050,230	$1,198,763	$1,564,388	$3,053,051	$188,357	$-	$-	$36,816,119	$28,802,975
Segment profit (loss)	4,127,087		5,692,580	102,444	333,082	912,405	(216,567)	-	-	5,141,936	5,809,095

(Unaudited) Three months ended September 30,	2008		2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue from external customers	$11,635,724		$9,818,787	$267,602	$377,505	$959,099	$88,580	$-	$-	$12,862,425	$10,284,872
Segment profit (loss)	1,270,077		2,531,407	(203,646)	56,611	225,932	(75,356)	-	-	1,292,363	2,512,662

	Sept. 30,		Dec 31,	Sept. 30,	Dec 31,	Sept. 30,	Dec 31,	Sept. 30,	Dec 31,	Sept. 30,	Dec 31,
	2008		2007	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited	)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$47,523,761		$49,147,707	$3,811,772	$2,653,353	$9,819,967	$2,521,777	$4,986,254	$-	$66,141,754	$54,322,837

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

15.

Segment information (cont'd)

Segment Information by products for the nine months ended September 30, 2008 and 2007

						Wearable
	Monolithic	Mortar	Precast	Ceramic	Ceramic	ceramic	Fracture	Total
	materials[1]		roofs	tubes[2]	cylinders[3]	valves	proppant

Nine months ended September 30, 2008 (Unaudited) Revenue	$23,183,961	$66,750	$9,313,594	$504,590	$504,589	$189,584	$3,053,051	$36,816,119
Nine months ended September 30, 2007 (Unaudited) Revenue	$18,350,789	$895,645	$7,803,796	$466,227	$791,772	$306,389	$188,357	$28,802,975

Segment Information by products for the three months ended September 30, 2008 and 2007

						Wearable
	Monolithic	Mortar	Precast	Ceramic	Ceramic	ceramic	Fracture	Total
	materials[1]		roofs	tubes[2]	cylinders[3]	valves	proppant

Three months ended September 30, 2008 (Unaudited) Revenue	$8,721,615	$49,660	$2,864,449	$35,955	$230,213	$1,434	$959,099	$12,862,425
Three months ended September 30, 2007 (Unaudited) Revenue	$6,308,563	$168,616	$3,341,608	$128,273	$175,792	$73,440	$88,580	$10,284,872

1Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

A reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$5,141,936	$5,809,095
Unallocated amounts relating to operations:
General and administrative expense	(95)	(14,418)
Interest expense	-	(386)
Other income	40,802	-

Total	$5,182,643	$5,794,291

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$1,292,363	$2,512,662
Unallocated amounts relating to operations:
General and administrative expense	(43)	-
Interest expense	-	(3,372)
Other expense	(16,706)	-

Total	$1,275,614	$2,509,290

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

15.

Segment information (cont'd)

	As of September 30,	As of December 31,
	2008	2007
Assets	(Unaudited)	(Audited)

Total assets for reportable segments	$66,141,754	$54,322,837
Cash and cash equivalents	44,362	184,855

	$66,186,116	$54,507,692

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

PRC	$34,472,076	$26,034,211
Others – Note*	2,344,043	2,768,764

Total	$36,816,119	$28,802,975

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

	$12,355,278	$9,398,972
Others – Note*	507,147	885,900

Total	$12,862,425	$10,284,872

* Note: They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

16.

Related party transactions

Apart from the transactions as disclosed elsewhere in these financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.

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

18.

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “Powersmart” or “GengSheng International” refers to GengSheng International Corporation, a BVI company (formerly,   Powersmart Holdings Limited) that is wholly owned by China GengSheng Minerals, Inc.;

  “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

  “China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB7.2939 for its December 31, 2007 audited balance sheet, and $1 = RMB6.835 for its September 30, 2008 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.975 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third fiscal quarter of 2008, and $1= RMB7.6546 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third fiscal quarter of 2007; both of which were based on the average currency conversion rate for each respective quarter.

Overview of Company

We are a Nevada holding company operating in the materials technology industry through our direct and indirect subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based, heat-resistant products capable of withstanding high temperature, saving energy and boosting productivity in industries such as steel and oil, which are mainly referred to as refractory products, industrial ceramics and fracture proppants, and fine precision abrasives.

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (the "Refractories"), ZhengZhou Duesail Fracture Proppant Co. Ltd. (the "Duesail"), Henan GengSheng Micronized Powder Materials Co., Ltd. (the "Micronized"), and Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (the "Shunda") and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (the "High-Temperature"). We manufacture and sell monolithic refractory products, industrial ceramic products, fracture proppants and by the end of 2008, fine precision abrasives products, in China and overseas. Through our direct, wholly owned BVI subsidiary, GengSheng International and its direct and wholly owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Currently, Micronized is constructing its first-phase production line for fine precision abrasives, with an expected annual capacity of 20,000 metric tons.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and 11 other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives are targeting solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect significant revenue increase from fracture proppants, and from fine precision abrasives once production begins by the end of 2008.

Corporate Background

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company. From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington, but we abandoned these operations entirely by 2001. On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with and into Point Acquisition Corporation, a Nevada corporation. From about 2001 until our reverse acquisition of Powersmart on April 25, 2007, which is discussed in the next section entitled "Acquisition of Powersmart and Related Financing," we were a blank check company and had no active business operations. On June 11, 2007, we changed our corporate name from "Point Acquisition Corporation" to "China Minerals Technologies, Inc." and subsequently changed our name again to "China GengSheng Minerals, Inc." on July 26, 2007 as we found a Delaware company with a similar corporate name.

Acquisition of Powersmart and Related Financing

On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with Powersmart Holdings Limited whereby we issued to the sole shareholder of Powersmart Holdings Limited, Shunqing Zhang, 16,887,815 shares of China GengSheng Minerals, Inc. common stock, in exchange for all of the issued and outstanding capital stock of Powersmart Holdings Limited. By this transaction, Powersmart Holdings Limited became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder. Upon the closing of the reverse acquisition, Timothy P. Halter, our sole officer and director, submitted his resignation letter pursuant to which he resigned from all offices of our company effective immediately, and he resigned as our director on May 31, 2007. Shunqing Zhang is currently our sole director.

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds. In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LL, or Brean Murray, and Civilian Capital, Inc. for services as placement agents for the private placement. We also issued to Brean Murray Carret & Co., LLC and Civilian Capital, Inc. warrants for the purchase of 374,331 shares of our common stock in the aggregate. The warrants are immediately exercisable, have piggyback registration rights and have a three-year term.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company does not attain a minimum after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after-tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company's common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good. Similarly, if the thresholds are not achieved in either year, the escrow agent must release certain amounts of the make-good shares that were put into escrow. As a result, we met the after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and the pro rata shares in escrow were returned to Mr. Zhang.

On May 14, 2007, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register shares of our common stock sold to the investors in the private placement as well as shares of common stock issuable upon exercise of the warrants issued to the placement agent and its designee. Our registration statement on Form S-1 became effective on October 15, 2007.

Our Products

Our product lines are divided into four major segments: monolithic refractories based on specific mixture formulas, industrial ceramics, fracture proppants and fine precision abrasives. Our largest product segment is the monolithic refractories segment, which accounted for approximately 96% of our total revenue in 2007. Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs. Our monolithic refractories are also applied to the interior surfaces of steel-making furnaces and other high temperature vessels to improve their productivity and reduce the overall production costs. The gross margins for our products are as follows: shaped refractory products (which are in the refractory segment together with monolithic products) is 37%, monolithic refractory products 37-40%, industrial ceramics 41%, the fracture proppant products segment 40%, and fine precision products (a new product line which will be part of a new product segment to be launched later in 2008) will be in the 50-60% gross margin range. Besides selling our own products, sometimes we purchase and resell small quantities of shaped refractory bricks manufactured by third parties, to fulfill some of our project contract requirements.

Monolithic Refractory Products

Refractory products possess excellent high-temperature-resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature-resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. Our major customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical, and nonferrous industries that use refractory products.

We provide a customized solution for every monolithic materials order based on their uniquely requested formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers' furnaces, ladles, or other vessels, to improve the productivity of that expensive equipment. The products’ strength is to lower the overall cost of production and improve financial performance for our customers. The reasons that the monolithic materials can help our customers improve productivity, lower production costs, and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, and therefore improve the steel makers' productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, and thereby improving the equipment's operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure.

Our refractory product sales are often supported by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers' equipment. We believe that these services together with our refractory products provide us with a strategic advantage.

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

  Pre-cast roofs. These products are usually used as a component of electric arc furnaces. They are highly durable, and in the case of our corundum-based, pre-cast roof, products, can endure approximately 160 to 220 complete operations of furnace heating.

On April 28, 2008, we completed a new production line for pressed bricks, a type of "shaped" refractory, for steel production. The annual designed production capacity is 15,000 metric tons. The line has begun its commercial production and sales. The average price for our specialty pressed bricks is expected to be more than twice that of the monolithic products.

On June 12, 2008, Henan GengSheng Refractories Co., Ltd. entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu. Xinyu was renamed as Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd ("Shunda") on June 18, 2008. The consideration was scheduled to be paid by Refactories in two installments. The first installment amount of $787,860 (RMB5,400,000) was required to be paid on June 12, 2008 and the second installment amount of $87,540 (RMB600,000) was required to be paid within 30 days after completing the transfer registration with the Commerce Department. As of September 30, 2008, the $875,400 total purchase price had been fully paid.

Industrial Ceramics

Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

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

On April 21, 2008, we signed a five-year collaboration agreement with the Ceramics Research Institute of Zhengzhou University (the "CRI") in Henan province of China, to research and develop innovative ways of improving the manufacturing process and functionality of an array of bauxite-based materials. Specifically, we will work with CRI to optimize and reduce costs for the production of fine precision abrasives, which are bauxite-based, ultra-fine, grain-like materials used to polish fine-metal or optical equipment surfaces, including solar panels. CRI will also help us develop next-generation industrial ceramics that can reduce energy use and pollution. In addition, we and CRI will jointly apply for government grants for bauxite-based materials research.

Fracture Proppant Products

Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were certified by PetroChina Company Limited (the “PetroChina”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as we became a first-tier supplier of fracture proppants for their oil and gas-drilling operations.

On May 19, 2008, Duesail entered into a supply contract for fracture proppants valued at approximately $2.2 million (RMB15, 072,500) with PetroChina, which is China's largest oil and gas producer and distributor. Fracture proppant is a light, bauxite-based, grain-like material that has a round and smooth surface, and it is capable of resisting high pressure and acid corrosion. It is used by drillers to release trapped pockets of oil and natural gas to boost yields. Following the 230-ton contract with CNOOC signed in early April, this new contract is another Company milestone and it is a major success in strengthening our relationships with major oil companies in China.

On June 2, 2008, Duesail entered into another sales contract for fracture proppants valued at approximately $1.9 million (RMB13, 418,200) after taxes, with Jilin Petroleum Group Co. Ltd. ("Jilin Petroleum"), a wholly owned subsidiary of China National Petroleum Corporation (the "CNPC"). With this contract, we are now supplying fracture proppants to all three major Chinese oil companies, CNOOC, Sinopec and CNPC. We expect that our sales of this important yield-boosting product will continue to accelerate this year.

On June 24, 2008, Duesail entered into the third sales contract for fracture proppants valued at approximately $1.5 million (RMB10,220,000) after taxes, with China National Petroleum Group Co., Ltd. ("China Petroleum"). Fracture proppants are used by oil and gas drillers to extract pockets of oil and natural gas scattered underground. High-density and high-strength proppants are considered a more technologically advanced product, and Chinese oil companies currently source them mostly from overseas manufacturers. This is the second sales contract signed with CNPC in this month following the contract signed with Jilin Petroleum, a CNPC's subsidiary on June 2, 2008.

Overall, we have entered into a total of $5.6 million contracts from April through June 2008 to supply fracture proppants to major Chinese oil companies, including CNPC, CNOOC, and Sinopec. Our fracture proppants business continues to grow at a faster pace than we expected. We expect this momentum in fracture proppants sales will continue to grow and help to meet our 2008 commercial objectives.

Fine precision abrasives

Fine precision abrasives are for producing a super-fine, super-consistent finish. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (the "SiC"). They are ultra-fine, high-strength pellets with uniform shape, and they have applications in surface-polishing and slicing of precision instrument such as solar panels. Currently, the type of abrasives that we are launching is in high demand among solar-energy companies. Solar energy companies use such products to slice the silicon bar and to polish the equipment surface to become very smooth and shining. Currently, most precision abrasives used in China are imported from Japan. Compared with Japanese products, our strengths are to eliminate the big particle, reduce the cost for polishing larger particles and remove disqualified particles during the production process. Our products can be applicable in a broader range of areas including machine manufacture, electronics industry, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. We expect to see the burgeoning solar industry in China and elsewhere catalyzing our rapid growth in this new product. One of our products below will be introduced soon:

  Ultrafines as precision abrasives. They are such fine alumina or silicon carbide powders that their sizes are in microns, with controlled surface characteristics suitable for wire slicing and specific polishing.

Highlights of Third fiscal Quarter of 2008

During the third quarter of 2008, we faced sluggish demand for our mineral-based refractory products and fracture proppants due to the worldwide economic slowdown that has significantly affected our major customers. Our sales revenue and net income during the third quarter have been impacted by the overall economic downturn in China. The operation of our fine precision abrasive production line has been delayed in the third quarter and we expect to see significant progress in the fourth quarter. Our financial performance in the third quarter is summarized as follows:

  Sales revenue increased approximately $2.6 million, or approximately 25.2%, to $12.9 million for the third quarter of 2008 from approximately $10.3 million for the same period in 2007.

  Net income decreased approximately $0.9 million, or 42.8%, to approximately $1.2 million for the third quarter of 2008 from $2.1million for the same period in 2007.

  Our condensed balance sheet (unaudited) as of September 30, 2008 includes current assets of approximately $48.8 million and total assets of approximately $62.2 million.

Recent Developments

On August 19, 2008, Duesail China entered a fracture proppants supply contract with Huabei Oil Management Bureau in Renqiu, Hebei province. Duesal has started shipping a total of 1,000 tons of high-density fracture proppants through July 31, 2009.

On August 25, 2008, Refractories has established a $1.17 million (RMB 8 million) credit line with Gongyi Chengzhong Agriculture Credit Cooperative in Henan Province. This new credit line is available through August 14, 2009 and provides our Company with additional financial flexibility. We have improved our cash flow to generate more working capital and future sales in the second half of this year. We expect to utilize the new credit to expand our Company’s production capabilities and facilities, and for other working capital needs. This new credit line will enhance our capability to pursue higher growth and produce higher margin products in the high-tech material industries.

On October 28, 2008, our subsidiaries Henan Gengsheng Refractories ("Refractories"), entered into a short-term loan agreement (the "Loan Agreement") with Shanghai Pudong Development Bank, Gongyi Branch in Henan Province (the "Bank"). Pursuant to the Loan Agreement, the Bank loaned Refractories $1.46 million (RMB 10 million)  (the "Loan") at an interest rate of 6.73% per annum on all outstanding principal. The Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on April 22, 2008. We expect to utilize proceeds to continue the construction and production line for our abrasive precision products, and to serve as working capital for purchasing raw materials.

Uncertainties that Affect our Financial Condition

Continuing increase of raw material prices and decreasing sales

During the third quarter, we were still facing higher purchase prices of raw material, fuel and utilities prices. Although, we are relatively less impacted by these soaring materials costs and slower sales growth compared to our competitors, our net income has been discounted significantly due to increasing price of raw materials. To cope with this continuing pricing issue, we have pursued the following major strategies to reduce possible impacts from the increased price of raw materials. Since the second quarter, we have diversified our operations into higher-margin and premium products, such as pressed bricks and fine precision abrasives, which will be produced at the end of this year to secure our sales revenues. We also expected the decreasing purchase costs of raw materials, after we acquired Shunda in the second quarter, to further secure upstream self-sufficiency in fused alumina for our refractory and fine precision abrasive products. Also, we expected to keep generating revenues from continuing sales of raw materials to other refractory manufacturers. We expect not only a secure sufficient supply of materials for our production, but also to help stabilize the fluctuation of higher materials prices in the long run. Furthermore, we will continue to negotiate cost transfers with our other major customers to alleviate the concern of continuing increasing material costs in the future.

We expect a slight decrease of raw material costs in the 2008 fourth quarter due to sufficient supplies. However, we also expect a decrease of our selling prices and revenues due to the appreciation of Renminbi, and the decreasing export of our products. Our expected selling price decrease will exceed the decline of raw material prices, so that will likely result in a lower profit margin and net income.

Slowdown demand of steel industries

Due to a worldwide sluggish economy, steel industries were facing decreasing demand and sales revenues in China. Currently, the sales of refractories product line still accounts for 45% of our sales revenues. Sales of refractories were also significantly affected by the decreasing production of our steel customers during the third quarter. We expect to see continuing slow demand in the steel industry. It is possible that Chinese government will implement policies to restrict steel production or decrease the output of steel by the end of 2008.

Results of Operations

Comparison of Three-Month Periods ended September 30, 2008 and September 30, 2007

The following table summarizes the results of our operations including information on the dollar and percentage changes during the three-month periods ended on September 30, 2008 and September 30, 2007.

All amounts, other than percentages, in U.S. dollars

	Three-Month Period		Three-Month Period
	Ended on September 30, 2008		Ended on September 30, 2007
	Dollars in thousands	As a percentage of net revenues	Dollars in thousands	As a percentage of net revenues

Sales revenue	12,862	100.0%	10,285	100.0%
Cost of goods sold	8,786	68.3%	5,782	56.2%
Gross profit	4,076	31.7%	4,503	43.8%
General and administrative expenses	1,095	8.5%	792	7.7%
Selling expenses	1,512	11.8%	1,061	10.3%
Income before income taxes and minority interests	1,276	9.9%	2,509	24.4%
Income taxes	103	0.8%	370	3.6%
Net income	1,195	9.3%	2,132	20.7%

	Three-Month	Three-Month
	Ended on September 30, 2008	Ended on September 30, 2007	Dollar ($) Increase (Decrease)	Percentage Increase (Decrease)
Dollars in thousands
Sales revenue	12,862	10,285	2,577	25.1%
Costs of goods sold	8,786	5,782	3,004	52.0%
Gross profit	4,076	4,503	(427)	(9.5%)
General and administrative expenses	1,095	792	303	38.3%
Selling expenses	1,512	1,061	451	42.5%
Income before income taxes and minority interests	1,276	2,509	(1,233)	(49.1%)
Income tax	103	370	(267)	(72.2%)
Net income	1,195	2,132	(937)	(43.9%)

Sales revenue. Our sales revenue is generated from the sales of our mineral-based refractory products, primarily our monolithic refractory products and, increasingly, our industrial ceramic products and fracture proppant products. Sales revenue increased $2.6 million, or approximately 25.1%, to $12.9 million for the three months ended September 30, 2008, from $10.3 million for the three months ended September 30, 2007. The increase was primarily driven by the increase of sales of fracture proppant products and refractories during three months ended September 30, 2008, as compared to the same period of 2007.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of goods sold increased $3 million, or approximately 51.9% to $8.8 million for the three months ended September 30, 2008, from $5.8 million for the three months ended September 30, 2007. As a percentage of net revenues, the cost of goods sold increased approximately 12.1%, to 68.3% in the three months ended September 30, 2008 from 56.2% in the three months ended September 30, 2007. The increase in our cost of goods sold was mainly attributable to the overall increase of sale volumes, the increase in purchase prices of raw materials of particular for Al ranadium soil for refractories production, and the increase in production cost during the three months ended September 30, 2008, compared to the same period of 2007.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of goods sold. Our gross profit decreased $0.4 million, or approximately 9.4% to $4.1million for the three months ended September 30, 2008, from $4.5 million for the three months ended September 30, 2007. Gross profit as a percentage of net revenues decreased approximately 12.1% to 31.7% for the three months ended September 30, 2008, as compared to 43.8% during the three months ended September 30, 2007. This decrease was mainly attributable to highly increased production costs correlated to the increase in our sales volumes and the largely increase in prices of raw materials associated with our cost of goods sold. The increase of raw materials resulted in the decrease of gross profit of net revenues and the decrease in production expenses.

General administrative expenses. Our general administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our General administrative expenses increased by $0.3 million, or approximately 38.3%, to $1.1 million for the three months ended September 30, 2008 from $0.8 million for the three months ended September 30, 2007. As a percentage of net revenue, General administrative expenses increased 0.8% to 8.5% for the three months ended September 30, 2008, as compared to 7.7% for the three months ended September 30, 2007. Compared with the same period in 2007, the 2008 increase in general administrative expenses was primarily attributable to the increase in the research and development, the increase in salaries payment and the increase in the professional consulting expenses of SEC compliance and overseas travel expenses which occurred at the end of the third quarter, compared the same period in 2007.

Selling expenses. Our selling expenses included sales commissions, the costs of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales-related costs. Our selling expenses slightly increased by $0.4 million, or approximately 42.5%, to $1.5 million for the three months ended September 30, 2008 from $1.1 million for the three months ended September 30, 2007. As a percentage of net revenues, our selling expenses increased to 11.8% for the three months ended September 30, 2008, as compared to 10.3% for the three months ended September 30, 2007. The increase was directly related to the increase in product sale, the increase in salaries to personnel in our sales department, the increase in transportation fee and the increase in domestic traveling expenses for sales and technician personnel.

Income before income taxes and minority interests. Income before income taxes and minority interests totaled $1.3 million for the three months ended September 30, 2008, a decrease of $1.2 million, or 49.1%, from $2.5 million for the three months ended September 30, 2007. As a percentage of net revenue, our income before income taxes and minority interests decreased 14.4% to 10% for the three months ended September 30, 2008, as compared to 24.4% for the three months ended September 30, 2007. The decrease was primarily attributable to the increase in costs of good sold, the increase in selling expenses and the increase in general administrative expenses during the three months ended September 30, 2008.

Income taxes. Our income tax provision was $0.1 million for the three months ended September 30, 2008; a decrease of 64.3%, as compared to $0.37 million for the three months ended September 30, 2007. This decrease was attributable to lower income before income taxes and minority interests and the overall decrease of income tax accrued to Refractories due to the reduction of the income tax rate from 15% in 2007 to 12.5% in 2008. In addition, our fracture proppants has also benefited from tax holiday in 2008 despite the increase of sales.

On March 16, 2008, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law was effective on January 1, 2008. According to the new corporate income tax law, a 5-year transitional period is applicable for foreign-invested enterprises. As a result, the income tax rate for our operating subsidiaries will remain at 12.5% for our operating subsidiaries from 2008 to 2009, and will be subject to a 25% rate from 2010. However, the income tax rate for Micronized will remain at 0% from 2008 to 2009, and will be subject to 12.5% from 2010 to 2012.

Net income. Our net income approximately decreased by $0.9 million, or 43.96%, to approximately $1.1 million for the three months ended September 30, 2008 as compared to approximately $2.1 million for the same period of 2007. This decrease is due to the factors described above.

Comparison of Nine-Month Periods Ended September 30, 2008 and September 30, 2007

The following table summarizes the results of our operations including information on the dollar and percentage changes during the nine-month periods ended on September 30, 2008 and September 30, 2007.

All amounts, other than percentages, in U.S. dollars

	Nine-Month Period Ended on September 30, 2008		Nine-Month Period Ended on September 30, 2007
	Dollars in thousands	As a percentage of net revenues	Dollars in thousands	As a percentage of net revenues

Sales revenue	36,816	100.0%	28,803	100.0%
Cost of goods sold	23,735	64.5%	17,071	59.3%
Gross profit	13,081	35.5%	11,732	40.7%
General and administrative expenses	2,745	7.5%	2,007	7.0%
Selling expenses	4,474	12.2%	3,503	12.2%
Income before income taxes and minority interests	5,183	14.1%	5,794	20.1%
Income taxes	475	1.3%	806	2.8%
Net income	4,698	12.8%	4,953	17.2%

	Nine-Month	Nine-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	September 30, 2008	September 30. 2007	(Decrease)	(Decrease)
Dollars in thousands

Sales revenue	36,816	28,803	8,013	27.8%
Costs of goods sold	23,735	17,071	6,664	39.0%
Gross profit	13,081	11,732	1,349	11.5%
General and administrative expenses	2,745	2,007	738	36.8%
Selling expenses	4,474	3,503	971	27.7%
Income before income taxes and minority interests	5,183	5,794	(611)	(10.5%)
Income tax	475	806	(331)	(41.1%)
Net income	4,698	4,953	(255)	(5.1%)

Sales revenue. Sales revenue increased by $8 million, or approximately 27.8%, to $36.8 million for the nine-month period ended September 30, 2008 from $28.8 million for the nine-month period ended September 30, 2007. The increase was mainly driven by the increase in fracture proppant product sales and significant increase of sales in Refractories by $4.5 million during the nine months ended September 30, 2008 as compared to the to same period of 2007.

Cost of goods sold. Our cost of goods sold increased $6.7 million, or approximately 39%, to $23.7million for the nine-month period ended September 30, 2008, from $17.1 million during the nine-month period ended September 30, 2007. As a percentage of net revenues, the cost of goods sold increased approximately 5.2% to, 64.5% in the nine months ended September 30, 2008, from 59.3% in the nine months ended September 30, 2007. The increase in our cost of goods sold was mainly attributable to the increase in overall increase of sale volumes, the increase in purchase prices of raw materials in particular for Al ranadium soil for refractories products, and the increase in production cost during the nine months ended September 30, 2008, compared to the same period of 2007.

Gross profit. Our gross profit increased $1.3 million, or approximately 11.5%, to $13.1 million for the nine-month period ended September 30, 2008, from $11.7 million for the nine-month period ended September 30, 2007. This increase was mainly attributable to, and correlated to, the increase in our sales volumes. Gross profit as a percentage of net revenues was 35.5% for the nine-month period ended September 30, 2008 as compared to 40.7% during the nine-month period ended September 30, 2007. The decrease of such percentage was mainly due to the increase in cost of goods sold associated with the significant increase in prices of raw materials in the third quarter of 2008, compared to the same period of 2007. The decrease of percentage resulted from the increase in cost of good sold and the increase in production fee for the nine months as of September 30, 2008, compared the same period of 2007.

General administrative expenses. Our General administrative expenses increased $0.7 million, or approximately 36.8%, to $2.7 million for the nine-month period ended September 30, 2008 from $2 million for the nine-month period ended September 30, 2007. As a percentage of net revenues, general administrative expenses increased to 7.5% for the nine-month period ended September 30, 2008, from 7% for the nine-month period ended September 30, 2007. The increase in the amount of general administrative expenses was primarily attributable to the increase in the research and development, the increase in salaries payment and the increase in the professional consulting expenses of SEC compliance and overseas travel expenses during the nine months as September 30, 2008, compared to the same period in 2007.

Selling expenses. Our selling expenses increased $1 million, or approximately 27.7%, to $4.5 million for the nine-month period ended September 30, 2008 from $3.5 million for the nine-month period ended September 30, 2007. As a percentage of net revenues, our selling expenses remained the same for the nine-month period ended September 30, 2008 compared to 12.2% for the nine-month period ended September 30, 2007. This increase was directly related to the increase of sale volumes, the increase in salaries to personnel in our sales department, the increase in transportation fee, and the increase in domestic traveling expenses for sales and technician personnel.

Income before income taxes and minority interests. Income before income taxes and minority interests totaled $5.2 million for the nine-month period ended September 30, 2008, a decrease of $0.6 million, or approximately 10.5%, from the $5.8 million reported for the nine-month period ended September 30, 2007. Our income before income taxes and minority interests decreased mainly due to greatly decreased sales of fracture proppants in the third quarter of 2008. As a percentage of net revenues, our income before income taxes and minority interests decreased to 14.1% for the nine months ended September 30, 2008, as compared to 20.1% for the nine months ended September 30, 2007. The decrease was due to the increase in cost of good sold and the increase in general administrative expenses.

Income taxes. Income tax provision was $0.5 million for the nine months ended September 30, 2008, a decrease of $0.3 million, or approximately 37.5%, as compared to $0.8 million for the nine months ended September 30, 2007. This decrease was attributable to a decline in income before income taxes and minority interests in the third quarter of 2008 and the overall decrease of income tax accrued to Refractories due to the reduction of the income tax rate from 15% in 2007 to 12.5% in 2008. In addition, our fracture porppants has also benefited from a tax holiday in 2008 despite the increase of sales.

On March 16, 2008, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, a 5-year transitional period is applicable for foreign-invested enterprises. As a result, the income tax rate for our operating subsidiaries will remain 12.5% for our operating subsidiaries from 2008 to 2009, and will subject to 25% from 2010. However, the income tax rate for Micronized will remain at 0% from 2008 to 2009, and will be subject to a 12.5% rate from 2010 to 2012.

Net income. Net income decreased to approximately $4.7 million for the nine-month period ended September 30, 2008 as compared to approximately $4.9 million for the same period in 2007, a decrease of approximately $0.2 million or approximately 5.1%. This decrease was due to the factors described above.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $ 566,341. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine-Month period ended September 30,
	2008	2007
	(Dollars in thousands)

Net cash provided by (used in) operating activities	8,492	(4,791)
Net cash provided by (used in) investing activities	(5,370)	(2,064)
Net cash provided by (used in) financing activities	(4,481)	11,620
Net cash inflow/ (outflow)	(1,398)	4,875

Operating Activities

Net cash provided by operating activities was $8.5 million for the nine-month period ended September 30, 2008, which is an increase of $13.3 million from $4.8 million of net cash used in operating activities for the same period in 2007. The net inflow from our operating activities was mainly due to a significant decrease in bills receivable, the increase of receiving the down payment from our clients, and the decrease of the payables.

As of September 30, 2008, we have $0.5 million in bills receivable, which we received from our customers in the form of bankers' acceptance drafts. In China, bankers' acceptance drafts are used to settle trade debts between companies. A banker's acceptance draft is issued by a depositor who maintains an account at an acceptance bank. The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers' acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers' acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers' acceptance drafts to pay our suppliers. Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the rest of year.

Investing Activities

Net cash used in investing activities was $5.4 million for the nine-month period ended September 30, 2008, which is an increase of $3.3 million from $2.1 million cash used in investing activities for the same period in 2007. The increase was mainly due to the payment of construction work for our new fine precision abrasives business segment and the acquisition of our new materials subsidiary, Shunda in June of 2008.

Financing Activities

Net cash used in financing activities was $4.5 million for the nine-month period ended September 30, 2008 which is a significant decrease of $16.1 million from $11.6 million net cash provided by financing activities for the same period in 2007. We have only conducted one short-term financing activity as of September 30, 2008, and the significant new cash provided by the financing activity for the nine months in 2007 mainly resulted from the net proceeds raised from a private placement in April of 2007. In addition, we repaid $4.3 million of bank loans due in the third quarter.

Loan Facilities

As of September 30, 2008, the maturities for all our bank loans are as follows:

	All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Agricultural Bank of China	12-28-2007 to 12-27-2008	1 year	$731,500*
2	Facility Bank Loan	Gongyi Chengzhong Agriculture Credit Cooperative Union	08-14-2008 to 08-14-2009	1 year	$1,170,400

* The loan was repaid on October 22, 2008.

We have repaid $6.2 million of loans that were due on or before the end of March 26, 2008, July 19, 2008, August 13, 2008 and September 29, 2008, respectively. We repaid each loan when it matures with our working capital. We will also consider refinancing debt; however, we can not provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company, if at all.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2008:

Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,901,900	$1,901,900	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$1,901,900	$1,901,900	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On August 14, 2008, our subsidiary, Henan Gengsheng Refractories ("Refractories"), entered into a short term loan agreement (the "Loan Agreement") with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (the "Bank"). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $1.2 million (RMB 8 million) (the "Loan") at an interest rate of 1.092% per month on all outstanding principal. The Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on August 14, 2009.

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

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowances equivalent to 1% of the gross amount of trade receivables due below 1 year, 5% of the gross amount of trade receivables due from 1 to 2 years, 40% of the gross amount of trade receivables due from 2 to 3 years and 70% of the gross amount of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful. Bad debts are written off when identified. The Company does not accrue interest on trade accounts receivable. Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

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

Off-Balance Sheet Arrangements

From time to time, we have delivered debt guarantees to third parties which are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Guarantees given to the bank	$10,241,000	$13,984,200

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of September 30, 2008 and December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since July 20, 2007, the People's Bank of China has increased the interest rate of Renminbi bank loans with a term of nine months or less by 0.2% and loans with a term of six to twelve months by 0.3%. The new interest rates are approximately 6.0% and 6.8% for Renminbi bank loans with a term nine months or less and loans with a term of six to twelve months, respectively. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on our assessment, we determined that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine-month period ended on September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on September 30, 2008.

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

CHINA GENGSHENG MINERALS, INC.

Date: November 14, 2008	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 14, 2008	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)