Form 10-Q/A
period 2008-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2009-01-02
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which the Company previously filed with the Securities and Exchange Commission on November 14, 2008. The Company is filing this amendment for the purpose of amending language from Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's original plan to launch production of fine precision abrasives by the end of 2008, but the Company expects continuing delay due to credit restraints and other unexpected factors. In all other material respects this Amendment No. 1 on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q filed by the Company on November 14, 2008.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (the "Refractories"), ZhengZhou Duesail Fracture Proppant Co. Ltd. (the "Duesail"), Henan GengSheng Micronized Powder Materials Co., Ltd. (the "Micronized"), and Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (the "Shunda") and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (the "High-Temperature"). We currently manufacture and sell monolithic refractory products, industrial ceramic products, and fracture proppants in China and overseas. Through our direct, wholly owned BVI subsidiary, GengSheng International and its direct and wholly owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Currently, Micronized is constructing its first-phase production line for fine precision abrasives, with an expected annual capacity of 20,000 metric tons.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and 11 other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives are targeting solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect significant revenue increase from fracture proppants, and from fine precision abrasives once production begins.

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

Our Products

Our product lines are divided into four major segments: monolithic refractories based on specific mixture formulas, industrial ceramics, fracture proppants and fine precision abrasives. Our largest product segment is the monolithic refractories segment, which accounted for approximately 96% of our total revenue in 2007. Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs. Our monolithic refractories are also applied to the interior surfaces of steel-making furnaces and other high temperature vessels to improve their productivity and reduce the overall production costs. The gross margins for our products are as follows: shaped refractory products (which are in the refractory segment together with monolithic products) is 37%, monolithic refractory products 37-40%, industrial ceramics 41%, the fracture proppant products segment 40%, and fine precision products (a new product line which will be part of a new product segment to be launched in the future) will be in the 50-60% gross margin range. Besides selling our own products, sometimes we purchase and resell small quantities of shaped refractory bricks manufactured by third parties, to fulfill some of our project contract requirements.

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

Highlights of Third fiscal Quarter of 2008

During the third quarter of 2008, we faced sluggish demand for our mineral-based refractory products and fracture proppants due to the worldwide economic slowdown that has significantly affected our major customers. Our sales revenue and net income during the third quarter have been impacted by the overall economic downturn in China. The operation of our fine precision abrasive production line has been delayed in the third quarter and we will expect continuing delay due to credit restraints and other unexpected factors. Our financial performance in the third quarter is summarized as follows:

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

CHINA GENGSHENG MINERALS, INC.

Date: January 2, 2009	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: January 2, 2009	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)