Form 10-K
period 2008-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2009-03-31
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐            No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒            No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer     ☐            Non-Accelerated Filer     ☐            Accelerated Filer     ☐            Smaller Reporting Company     ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐            No    ☒

The number of shares outstanding of our common stock as of June 30, 2008, was 24,038,183 shares. The aggregate market value of the common stock held by non-affiliates (7,151,359 shares), based on the closing market price ($2.30 per share) of the common stock as of June 30, 2008 was $16,448,125.

There were a total of 24,038,183 shares of the registrant's common stock outstanding as of March 27, 2008.

Documents Incorporated by Reference: None

Use of Certain Defined Terms

In this Form 10-K, unless indicated otherwise, references to:

•	"Powersmart" or "GengSheng International" refers to GengSheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly owned by China GengSheng Minerals, Inc.;

•	"Securities Act" refers to the Securities Act of 1933, as amended, and "Exchange Act" refer to Securities Exchange Act of 1934, as amended;

•	"China" and "PRC" refer to the People's Republic of China, and "BVI" refers to the British Virgin Islands;

•	"RMB" refers to Renminbi, the legal currency of China; and

•	"U.S. dollar," "$" and "US$" refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB7.2939 for its December 31, 2007 audited balance sheet, and $1 = RMB6.8166 for its December 31, 2008 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.9372 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for its December 31, 2008, and $1= RMB7.5930 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for its December 31, 2007; both of which were based on the average currency conversion rate for each respective quarter.

PART I.

ITEM 1. BUSINESS

Overview

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (the "Refractories"), ZhengZhou Duesail Fracture Proppant Co. Ltd. (the "Duesail"), Henan GengSheng Micronized Powder Materials Co., Ltd. (the "Micronized"), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd (the "Prefecture") and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (the "High-Temperature"). We manufacture and sell monolithic refractory products, industrial ceramic products, fracture proppants and potentially by the end of 2009, fine precision abrasives products in China and overseas. Through our direct, wholly owned BVI subsidiary, GengSheng International and its direct and wholly owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Currently, Micronized is constructing its first-phase production line for fine precision abrasives, with an expected annual capacity of 20,000 metric tons.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company's fine precision abrasives are targeting solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect revenue increase from fracture proppants, and from fine precision abrasives once production begins.

Corporate History & Background

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

Acquisition and Related Financing

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

On June 12, 2008, Refractories entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu and its assets. Xinyu was renamed as Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd ("Prefecture") on June 18, 2008. As of December 31, 2008, $875,400 had been fully paid.

Corporate Structure

We were originally incorporated in the State of Washington on November 13, 1947, but on August 15, 2006, we changed our domicile from Washington to the State of Nevada. We conduct our operations in China through our wholly owned subsidiaries Duesail and Henan Gengsheng, and through our majority owned subsidiary, High-Temperature.

The following chart reflects our organizational structure as of the date of this report.

China GengSheng Minerals, Inc.
(Nevada, USA)
GengSheng International Corporation
(British Virgin Islands)
100%
100%
100%
100%
Henan GengSheng Refractories Co., Ltd.
(People's Republic of China)
Smarthigh Holdings Limited
(British Virgin Islands)
Zhengzhou Dusail Fracture Proppant Co., Ltd.
(People's Republic of China)
Henan GengSheng High-Temperature Materials, Co., Ltd.
(People's Republic of China)
Henan Gengsheng Micronized Powder Materials Co., Ltd
(People's Republic of China)
Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd
(People's Republic of China)
89%
100%
100%

Segmental Information

Our operating segments are categorized by our manufacturing facilities and include four reportable segments:

Our product lines are divided into four major segments: monolithic refractories based on specific mixture formulas, industrial ceramics, fracture proppants and fine precision abrasives. Our largest product segment is the monolithic refractories segment, which accounted for approximately 87% of our total revenue in 2008. Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs. Our monolithic refractories are also applied to the interior surfaces of steel-making furnaces and other high temperature vessels to improve their productivity and reduce the overall production costs. The approximate gross margins of our products have been estimated as follows: shaped refractory products (which are in the refractory segment together with monolithic products) is 25-35%, monolithic refractory products 25-32%, industrial ceramics 10-27%, the fracture proppant products segment 12-32%, and fine precision products (a new product line which will be part of a new product segment to be launched later in 2009) is expected to be in the 40-50% gross margin range. Besides selling our own products, we also purchase and resell small quantities of shaped refractory bricks manufactured by third parties, to fulfill some of our project contract requirements.

Our Products and Services

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

We provide a customized solution for every monolithic materials order based on their uniquely requested formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers' furnaces, ladles, or other vessels, to improve the productivity of that expensive equipment. The products' strength is to lower the overall cost of production and improve financial performance for our customers. The reasons that the monolithic materials can help our customers improve productivity, lower production costs, and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, and therefore improve the steel makers' productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, and thereby improving the equipment's operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure.

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

On April 28, 2008, we completed a new production line for pressed bricks, a type of "shaped" refractory, for steel production. The annual designed production capacity is 15,000 metric tons. The line has begun its commercial production and sales. The average price for our specialty pressed bricks is expected to be more than twice that of the monolithic products. On June 12, 2008, Refractories acquired Prefecture, a refractories supplier in order to secure the supplies our material sources and stabilize the purchase prices.

We provide full-service to our steel customers in the form of refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers' equipment. Full-service customers contributed approximately 51% of the Company's total sales in 2008, compared with 38.3% in 2007. We have renewed our full-service contracts for refractory products with two key customers for another year in the beginning of 2009. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

Industrial Ceramics

Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

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

Fracture Proppant Products

We first produced fracture proppant products in December 2006, through our direct, wholly owned Chinese subsidiary, Duesail. Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were certified by PetroChina Company Limited (the "PetroChina"), China Petroleum & Chemical Corporation (the "Sinopec") and the China National Offshore Oil Corporation (the "CNOOC") as we became a first-tier supplier of fracture proppants for their oil and gas-drilling operations. Our products have also passed the tests conducted by the China Petroleum and Chemical Industry Association (CPCIA), which will enable our competitiveness in the market compared to our competitors. During 2008, Duesail signed a total of approximately $10.9 million in contracts during 2008 for the supply of fracture proppants to major oil companies in China. Our ability to succeed in this segment must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of new products as well as the competition from well established manufacturers. Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd. Carbo Ceramics, Inc. is our strongest competitor with approximately a 5% share of the domestic market share and 40% share of the international market share in this segment.

On May 19, 2008, Duesail entered into a supply contract for fracture proppants valued at approximately $2.2 million (RMB15, 072,500) with PetroChina, which is China's largest oil and gas producer and distributor. Fracture proppant is a light, bauxite-based, grain-like material that has a round and smooth surface, and it is capable of resisting high pressure and acid corrosion. It is used by drillers to release trapped pockets of oil and natural gas to boost yields. Following the 230-ton contract with CNOOC signed in early April, this new contract was another Company milestone and it was a major success in strengthening our relationships with major oil companies in China.

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

On June 24, 2008, Duesail entered into the third sales contract for fracture proppants valued at approximately $1.5 million (RMB10, 220,000) after taxes, with China National Petroleum Group Co., Ltd. ("China Petroleum"). Fracture proppants are used by oil and gas drillers to extract pockets of oil and natural gas scattered underground. High-density and high-strength proppants are considered a more technologically advanced product, and Chinese oil companies currently source them mostly from overseas manufacturers. This is the second sales contract signed with CNPC in this month following the contract signed with Jilin Petroleum, a CNPC's subsidiary on June 2, 2008.

In November of 2008, Duesail entered into four sales contracts with AMSAT International for fracture proppants valued at approximately $ 5.3 million through December 31, 2009.

Overall, we entered into a total of approximately $10.9 million contracts during 2008 to supply fracture proppants to major oil companies in China. Our fracture proppants business continues to stably grow. We expect the sales of fracture proppants sales will continue to grow and help to meet our 2009 commercial objectives.

Fine precision abrasives

Fine precision abrasives are for producing a super-fine, super-consistent finish. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (the "SiC"). They are ultra-fine, high-strength pellets with uniform shape, and they have applications in surface-polishing and slicing of precision instrument such as solar panels. Currently, the type of abrasives that we plan to launch are in high demand among solar-energy companies. Solar energy companies use such products to slice the silicon bar and to polish the equipment surface to become very smooth and shining. Currently, most precision abrasives used in China are imported from Japan. Compared with Japanese products, our strengths are our ability to eliminate the big particle, reduce the cost for polishing larger particles and remove disqualified particles during the production process. Our products can be applicable in a broader range of areas including machine manufacture, electronics industry, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. We expect to see the burgeoning solar industry in China and elsewhere catalyzing our rapid growth in this new product. One of our products below will be introduced soon:

  Ultrafines as precision abrasives. They are such fine alumina or silicon carbide powders that their sizes are in microns, with controlled surface characteristics suitable for wire slicing and specific polishing.

Our Competition Strength

With over 1,500 manufacturers, the refractory market in which we compete is highly fragmented and highly competitive. In each of our product segments, there is at least one major competitor. Many of our products are made to industry specifications and may be interchangeable with our competitors' products. Some of our competitors are large and well-established companies, and their financial resources and ability to gain market share may be greater than ours. Due to the diversity of our product offering, we believe that we enjoy a competitive advantage because most of our competitors do not offer the entire spectrum of our product line.

Through our wholly owned Chinese subsidiary Henan Gengsheng and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture monolithic refractory products, industrial ceramic products and fracture proppants in China. We are well positioned to compete in the monolithic refractories segment and the industrial ceramics segment, because of our long-standing business relationships with the major steel companies, the quality and diversity of our products and our price differential. We have provided full services to major steel companies and the revenues of our full-services sales totaled in 17.72 million throughout China, which accounted for 41% of refractories sales and 35.6% our total sales during 2008. In addition, our patented integral casting technology for mixer furnaces has been licensed by more than twenty steel plants since 2000. Furthermore, we recently took the lead in developing small and medium-sized aluminum-magnesium spinel castables which were recognized in May 1995 by the Henan Science and Technology Committee as "key new products" of the State. Refractories, our wholly owned subsidiary, was granted a AAA credit rating by the Zhengzhou Enterprise Creditworthiness Evaluation Committee ("the Committee") in Henan Province in December of 2008. Our fracture proppant products were certified by PetroChina Company Limited (the "PetroChina"), China Petroleum & Chemical Corporation (the "Sinopec") and the China National Offshore Oil Corporation (the "CNOOC") as we became a first-tier supplier of fracture proppants for their oil and gas-drilling operations. Our products have also passed the tests conducted by the China Petroleum and Chemical Industry Association (CPCIA), which will enable our competitiveness in the market compared to our competitors.

We have distinguished ourselves through our excellent customer service team that provides a full-range of monolithic refractory services, including refractory construction and on-site maintenance and technical support. Our nationally registered laboratory with its excellent research team is available to meet our customer's diverse product requirements in a timely manner based on the differences of construction sites. Our products are largely marketed based on our comparatively more efficient operations, our price differential and our quality of service. We have also made ourselves more competitive through competitive pricing.

Our largest customers, measured by percentage of our revenue, operate in the steel industry. The steel industry is characterized by intense price competition, which results in a continuing emphasis on our need to increase product productivity and performance. We are able to generally keep our prices lower than those of our competitors because we have contracted a supplier who provides high quality products at relatively lower prices. Our strategy has been to fulfill the steel industry's need by developing technologically advanced refractory products to help our customers increase their productivity. We believe that the trend towards even greater productivity in the highly competitive steel industry will continue to provide a growing opportunity for our products, especially monolithic refractories.

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

Overall, we believe that our competitive strengths include the following:

  Market Position. We believe that we hold a competitive position in the monolithic refractory marketplace. According to a Chinese steel industry publication, during 2007, total national sales of refractories were RMB79.3 billion (or approximately $10.5 billion), 65% of which were from refractories applied in steel making, of which 35-40% are monolithic refractories. Based on our sales of monolithic refractories during fiscal 2007, which was RMB289 million (or approximately, $38.09 million), we believe that our market share for monolithic refractories applied in steel making is approximately 1.25% . Because our industry is highly competitive and consists of more than 1,500 manufacturers, we believe that a market share of 1.25% is significant and places us in a strong competitive position in the monolithic refractory marketplace, relative to our competition. Our position affords us a broad customer base, superior recognition of the "Gengsheng" brand, procurement leverage and pricing advantages with our suppliers, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities and distribution channels enable us to introduce new refractory products and product categories to our customers efficiently and cost effectively.

  Broad Product Offering. Our refractory product segment offers over 25 product categories that can be tailored to a wide range of customers' specifications for use in the iron and steel manufacturing industries, in industrial furnaces, and in other heavy machinery. Our broad product offerings allow us to offer our customers a single source for many of their refractory product requirements.

  Diversified End Markets/Customer Base. We sell our refractory products in over 25 provinces in China and we plan to expand our market overseas. In the 2008 fiscal year, we had 200 customers, ten of which accounted for more than 60.3% of 2008 net sales. One customer, Rizhao Steel Co., Ltd, accounted for 17.5% of 2008 net sales. We believe that our broad product line and diverse target markets and customer base have contributed to greater stability in our sales and operating profit margin. We have long term relationships with significant steel and iron industry leaders in China, such as Bao Steel, Wuhan Steel and Maanshan Steel.

  Experienced Management Team. Our management team has, in the aggregate, over 25 years of experience in the refractory industry and over 20 years with Gengsheng International.

  Access to Raw Materials. We are located in Gongyi, Henan Province, an area of China which has an abundant reserve of bauxite and other key raw materials used in refractory manufacturing. We have diversified our access to raw materials by acquiring the Prefecture, a subsidiary of our wholly own subsidiary Refractories to secure and stabilize the supply and the prices of raw materials.

  Research and Development Capabilities. We utilize our research and development capabilities to supply our customers with cutting edge refractory products designed to meet their specific demands. To ensure the highest quality product developments, we established a modern, state-of-the-art laboratory in China dedicated to quality control and testing.

  Maintenance Service Capabilities. The selling prices of our refractory products also includes installation and ongoing maintenance services, which we believe can be developed into a high margin business if our products continue to be reliable and do not require extraordinary servicing other than ordinary maintenance. We dedicate over 300 employees to the installation and service of our products. We believe the services offered strengthens our business relationship with our customers and makes our products more attractive to them.

Our Customers

We have over 200 customers in 25 Chinese provinces, as well as in greater Asia, North America and Europe. Our customers include some of the largest steel and iron producers and petroleum and chemical producers in China and in other countries. During each of the fiscal years 2008, 2007 and 2006, only one of our customers Rizhao Steel Co., Ltd., or Rizhao Steel, represented 10% or more of our consolidated sales. Our sales to Rizhao Steel amounted to 16.6% or $4,553,646 of our revenues for 2006, 16.1% or $6,393,685 of our revenues for 2007, and 17.5%, or $8,698,230 of our revenues for 2008.

During the fiscal year 2008, our top ten customers among our segmental lines, which are listed below, accounted for approximately 60.3% of our consolidated revenues.

Our Top 10 Customers
(As of December 31, 2008)

Customers	Sales	Percentage	Locations
	(in US dollars)	of our net sales	of Customers
Rizhao Steel Co., Ltd.	8,698,230	17.5%	Rizhao City
Jiuquan Iron & Steel Group Ltd.	4,524,375	9.1%	Jiayuguan City
Anhui Yangtze Steel Ltd.	2,902,211	5.8%	Maanshan City
Heilongjiang Jianlong Iron & Steel Ltd	2,692,393	5.4%	Heilongjiang City
Jilin Petroleum Group Co. Ltd.	2,644,896	5.3%	Jinlin Province
Ispat Group Limited	2,040,913	4.1%	India
Anshan Baode Iron & Steel Ltd.	1,979,739	4.0%	Anshan City
Nachan Changli Iron & Steel Co., Ltd.	1,715,498	3.4%	Beijing City
China Petroleum & Chemical Corporation	1,417,618	2.8%	Shengtian City
Beijing Litong Energy-environmental High-Tech Development Ltd.	1,404,509	2.8%	Nanchan City
Total	30,020,382	60.3%

Our Suppliers of Raw Materials

The principal raw materials used in our refractory products are various forms of aluminum oxide, including bauxite, corundum, processed AI203, magnesia, calcium aluminates cement, resin, and silica. Bauxite is used in the production of refractory materials, fracture proppants and some industrial ceramic products. Bauxite is abundantly available from mines nearby our manufacturing facilities. We purchase a significant portion of our magnesia requirements from sources within Liaoning province. We strive to source raw materials from geographically proximate suppliers as shipping costs increase when raw materials are purchased from farther regions. If we experience supply interruptions of our refractory raw material requirements, we believe that we could obtain adequate supplies from alternate sources in local areas or elsewhere in China at reasonable costs. Some of our raw materials costs from 2006 to 2008 are as follows:

(Stated in US dollar)

	2008	2007	2006
Ordinary bauxite	58.23	50.77	34.66
Refined bauxite	223.41	108.32	85.28
Middle class magnesia	181.82	96.89	139.45
High class magnesia	262.56	177.67	137.08
Silica	297.18	278.51	269.17
Calcium aluminates cement	750.00	679.66	677.83
Processed aluminum oxide	721.14	680.68	545.84
Brown fused corundum	509.71	503.19	265.24
White fused corundum	816.72	689.89	610.59

We typically have supplier agreements with terms of one to two years terms that do not impose minimum purchase requirements. The costs of raw materials purchased during the term of a supplier agreement usually are the market price for the raw materials at the time of purchase. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs. We generally do not engage in speculative raw material commodity contracts and attempt to reflect raw material price changes in the sale price of our products. Our ability to achieve anticipated operating results depends in part on having an adequate supply of raw materials for its manufacturing operations.

We will share the cost of any increase in the price of raw materials with customers if and when such prices increase. We generally pass 50% of such price increases on to our customers, except for large volume customers whose products and services we are required to deliver at a reasonable cost to those customers.

Our Sales and Marketing

Our sales and marketing group is comprised of 98 employees who focus on managing specific product lines across several distribution channels. Our marketing process involves an integrated process of screening sales leads, preparing bid documents (in response to customer requests for a proposal, or RFP), making competitive bids and negotiating and executing definitive sales agreements.

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

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

  Adjust Cost Structure Through Operating Efficiency and Productivity Improvements. We regularly evaluate our operating productivity and efficiency to focus on decreasing our manufacturing and distribution costs. We have plans to improve our internal capacity for new refractory products and new product development, while continuing to enhance our capabilities of completing orders throughout our supply chain. We believe that these initiatives will provide significant cost savings and improve operating profits.

  Expand Product Lines and Specialty Product Lines. We are actively seeking to identify, develop and commercialize new products that use our core technology and manufacturing competencies. In particular, we intend to develop a variety of specialty, high-margin, mineral-based products, including fracture proppant and fine precision abrasive.

  Pursue Sales Opportunities in Existing and New Markets. We believe that we have significant opportunities to grow our business by increasing our penetration within our existing customer base, adding new customers, expanding our already broad refractory product offerings, and pursuing additional marketing channels for other segmental line products. In addition to further targeting the leading steel and iron manufacturers to become their single source provider of refractory products, we have been awarded contracts by major Chinese oil and chemical manufacturers which has demonstrated our ability to penetrate these markets with our fracture proppant products.

  Selectively Pursue Strategic Acquisitions. As a strong competitor in our core refractory manufacturing market, we believe that we are well-positioned to benefit from the consolidation of manufacturers in these markets. We also believe that our management has the ability to identify, execute and integrate strategic acquisitions. We will continue to selectively consider acquisitions that will improve our market position within our existing target markets, expand our product offerings for(?) end markets, or increase our manufacturing efficiency.

  Expand International Operations. We have alternatively expanded operations to potential overseas markets to leverage resources from our existing operations and to increase our presence and sales efforts in countries outside of China. We have received supply contracts from other countries in Asia, Europe and North America. We expect to experience higher export volumes in the future.

Regulation

Because our operations are based in China, we are regulated by the national and local laws of the People's Republic of China. The refractory materials industry is generally subject to state, local laws and regulations relating to the environment, health, and safety. The operation of refractory materials involves the release of powder and dust which are classified as environmental pollutants under applicable government laws and regulations. We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. We have made substantial capital investments in our facilities to ensure compliance with environmental and regulatory laws. We believe our operations are in substantial compliance with the laws and regulations and there are no violations that would have a material effect on us. The cost of compliance with these laws and regulations is not expected to have a large financial impact on our operations.

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

In addition, we are also subject to PRC's foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Intellectual Property

While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would harm or cause a material disruption of our business. We also consider the production of our monolithic refractories to involve proprietary knowledge, and we adjust and test the specific composition formulas to ensure optimal product performance.

Patents

We own four Chinese patents which are registered with the China State Intellectual Property Office. The following table lists our patents:

Patent Name	Patent Number	Application Date	Patent Term	Country
Integral casting technology for mixer furnace	ZL00137106.1	December 29, 2000	20 years	PRC
Ceramic pressurizing double flashboard and brake valve	ZL200520029858.7	January 24, 2005	10 years	PRC
Straight burning gas regeneration kiln	ZL200520030706.9	May 23, 2005	10 years	PRC
Pump-used ceramic post stopper	ZL200520029859.1	March 8, 2006	10 years	PRC
Oversized particles removal method	ZL01127585.5	October 30, 2001	20 years	PRC

Trademarks

We also own the following registered trademarks associated with the brand "Gengsheng" that were issued by the State Industrial and Commercial Administration Bureau of the PRC.

Trademark	Registered Number	Termination Date	Use
	560614	August 9, 2011	Used for products with high-carbon black lead catalogued as class number 1
	561260	August 9, 2011	Used for refractories catalogued as class number 19

Our Research and Development

We believe the development of new products and new technology is critical to our success. We continuously work to improve the quality, efficiency and cost-effectiveness of our existing products, and to develop technology to expand the range of specifications of our products.

We have spent $104,695, $86,990and $11,596 on Company-sponsored research and development activities in fiscal years 2008, 2007 and 2006, respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. We have not spent any money on customer-sponsored research and development activities.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our Employees

As of December 31, 2008, we employed approximately 1,300 employees, all of whom are salaried employees and members of a labor union. Over 25% of our employees hold a bachelor's degree, and approximately 1% of our employees hold a master's degree. We actively recruit our employees from the local market and expect to focus our recruiting efforts on bachelor degree candidates in the fields of material science, refractory materials and marketing as we implement our expansion plans. We have implemented a comprehensive training program for our employees that focus on skills and knowledge training for their specific duties, and also on our corporate philosophy and our product concepts.

Our employees participate in a mandated state pension plan and social insurance programs organized by Chinese municipal and provincial governments which cover pensions, unemployment and injury insurance. We are required to contribute to the plan at a rate of 20% of the average monthly salary for employee pensions, 2% of the average monthly salary for the state unemployment fund and 1% of the monthly average salary for injury insurance. Our compensation expenses related to this plan were $336,157, $150,097 and $150,595 for the years ended December 31, 2008, 2007 and 2006, respectively.

Our Chinese subsidiaries have joined certain unions which protect employees' rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions, and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

China enacted a new Labor Contract Law, which became effective on January 1, 2008. We have updated our employment contracts and employee handbook and so we are in compliance with the new law. We will work with the employees and the labor union to ensure that employees obtain the full benefit of the law. We do not anticipate that changes in the law will materially impact the Company's balance sheet.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

A downturn or negative changes in the highly volatile steel and iron industry will harm our business and profitability.

The iron and steel industries accounted for approximately 60%-70% of consumption in the Chinese refractory industry according to the industry association statistics. Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These macroeconomic factors have historically resulted in wide fluctuations in the Chinese and the global economies in which steel companies sell their products. In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally, could decrease the demand for steel products both in China and overseas and, could in turn, negatively impact our sales, margins and profits.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China's steel production. China has become the largest country for producing and consuming refractories, among which 60%-70% were demanded by steel industries. According to data provided by the Association of China Refractories Industry, total output of refractory in 2006 was 32.43 million tons, representing an annualized growth rate of 30.4% . Total sales of refractories grew from RMB 19,300 million to RMB 64,000 million, representing an annualized growth rate of 27.1% . Our industry's growth has been primarily driven by the growth in the Chinese steel industry. According to figures provided by the National Statistics Bureau of China, the Chinese steel output grew from an annual output of 157 million tons in 2001 to 419 million tons in 2006, representing a compounded average growth rate (CAGR) of 21.7% . Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China is expected to grow to 651 million tons by 2010, representing a CAGR of 11.6 % over the next two years.

If the steel industry experiences such a slowdown, our growth prospects will likewise be curtailed. Additionally, the market for monolithic refractories in China is still in the developmental stage, and successful market penetration of the monolithic refractories depends heavily on two factors. First, successful market penetration depends on technological progress that results in products that provide better performance by our customers, new varieties of products that meet our customer's future requirements, and more efficient and effective installation and maintenance methods. Second, successful market penetration also depends on our marketing strategy and our ability to execute that strategy while maintaining a high quality of service to our customers. Our future revenue growth—without acquisitions—may maintain growth, but nevertheless, we may not match our past growth rate.

Our inability to overcome fierce competition in the highly fragmented and highly competitive Chinese refractory market could reduce our revenue and net income.

The refractory market in China is highly fragmented with over 2,000 producers of refractory products, according to the Chairman of the Association of China Refractory Industry. Our competitors manufacture products that are similar to and directly compete with the products that we manufacture and market. We compete with many other refractory manufacturers in China, on a region-by-region basis, and with international competitors on a world-wide basis. Our main competitors are located in China and include Puyang Punai High-temperature Materials Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., Beijing Lirr Refractories Co., Ltd. and others. Currently, our primary international competitor is Mineral Technologies, Inc. in the United States.

As a market leader in the monolithic refractory marketplace, we can buy raw materials in large quantities allowing us to negotiate volume pricing resulting in lower prices than our smaller competitors pay for their raw materials. As our smaller competitors consolidate and grow larger, they may able to negotiate similar volume pricing from raw material suppliers. Under that scenario, any cost advantage that we currently enjoy may be reduced or eliminated altogether. Although our smaller competitors may pay higher materials costs relative to our material costs, their operating and administrative costs may be lower than ours, which may allow our competitors to quote very competitive prices for their products and services. Their competitive prices may force us to lower our prices, and to sell products and services at a loss in order to maintain our market share. Currently, we have a policy for setting a pricing floor so that we do not sell products at a loss; however, we cannot assure that we can maintain this policy indefinitely. Thus, increased competition in our industry could reduce our revenue and net income.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and jeopardize our current profit margins and profitability.

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203 , Spinel, magnesia, calcium aluminate cement, and silica. We primarily use bauxite in the production of refractory materials, fracture proppants and some industrial ceramic products. The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. In 2008, raw material costs accounted for 83% of the production cost for refractory products and 75.3% for industrial ceramics products.

Our production facilities are located in Gongyi, Henan Province, where there is currently an abundant reserve of bauxite and corundum for refractory manufacturing. Although our proximity to bauxite allows us to benefit from a relatively short delivery time and lower shipping costs to our production facilities, we may experience supply shortages or price increases or both due to sharp increases in overall industry demand for bauxite. Besides purchasing bauxite from local suppliers, we also purchase bauxite, mullite, magnesia, calcium aluminates cement and other raw materials from suppliers in Shanxi Province, Shandong Province, Liaoning Province and Gansu Province. All these locations are outside of Henan Province. Higher shipping costs will increase our cost of raw materials from these sources and will decrease our revenues and profitability.

Further, if our existing suppliers are unable or unwilling to deliver our raw materials requirements on time to meet our production schedules, we may be unable to produce certain products, which could result in a decrease in revenues and profitability, a loss of good will with our customers, and could tarnish our reputation as a reliable supplier in our industry. In the event that our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all due to contractual agreements or pricing pressures in the refractory market. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings and profitability.

Actions by the Chinese government could drive up our material costs and could have a negative impact on our profitability.

In the past years, the Chinese government has shut down some outdated mineral mines in China. These shutdowns have decreased the overall supply of raw materials needed to produce refractory products. As a result, the materials costs for our products have increased. If the Chinese government shuts down more mineral mines, we could experience further supply shortages and price increases that could have a negative impact on our profitability.

We may not be able to implement our business plan because we may be unable to both fund the substantial ongoing capital and maintenance expenditures that our operations require and invest in new projects at the same time.

Our operations are capital intensive and the nature of our business and our business strategy will require substantial additional working capital investment. We require capital for building new production lines, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations, and to pursue new market opportunities. Our current business plan estimates our anticipated capital expenditures for the year ending on December 31, 2009 to be approximately $5,328,000. We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under our credit facilities, and we may require additional debt or equity financing. We cannot assure that this type of financing will be available or, if available, it may result in increased interest's expenses, increased leverage and decreased income available to fund further expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downtowns. If we are unable to fund our capital requirements, we may be unable to implement our business plan, and our financial performance may be adversely impacted.

Approximately 60.3% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 200 active customers, approximately 60.3% of our sales revenue came from our top ten customers in fiscal year 2008, with Rizhao Steel Co., Ltd. alone accounting for approximately 17.5% of our sales revenue. If we cease to do business at or above current levels with Rizhao Steel Co., Ltd. or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

Our products are widely used as protective linings in industrial furnaces operating in highly hazardous environments because those furnaces must operate under extremely high temperatures in order to produce iron, steel and other industrial products. Significant property damage, personal injuries and even death can result from the malfunctioning of high temperature furnaces as a result of defects in our refractory products. The costs and resources needed to defend product liability claims could be substantial. We could be responsible for paying some or all of the damages if found liable. We do not have product liability insurance. The publicity surrounding these sorts of claims is also likely damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

If we are not able to adequately secure and protect our patent, trademark and other proprietary rights our business may be materially affected.

We hold patents for (a) integral casting technology for mixer furnaces (which expires on December 29, 2020), (b) a ceramic pressurizing double flashboard and brake valve (which expires on January 24, 2015), (c) a straight burning gas regeneration kiln (which expires on May 23, 2015) and (d) a pump-used ceramic post stopper (which expires on March 8, 2016) and (e) a oversized particles removal method, (which will be expires on October 30, 2021). We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China's civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

Technological and manufacturing improvements have made refractory products more durable and more efficient. While making products more durable and more efficient is generally a positive development, the increased quality and durability of refractory products could lead to declining consumption and turnover of refractory products, which is usually measured in kilograms consumed per ton of steel produced. According to the Association of China Refractories Industry, in the developed nations, the average refractory consumption per ton of steel produced dropped from 60 kilograms consumed per ton of steel produced in the 1950s to 13 kilograms consumed per ton of steel produced in 2005. In China, the current average consumption rate is approximately 28 kilograms consumed per ton of steel produced. With the growth rate in the steel industry decelerating and with the consumption rate of refractory products per ton of steel produced decreasing, the refractory industry's future growth rate may decelerate. We can increase our prices to offset a decrease in product consumption, but we cannot assure that price increases will be acceptable to our customers.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2007; accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we have been subject to these requirements beginning with our annual report since the fiscal year 2008. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We do not have any independent directors which may negatively affect the recognition of our credibility regarding our management and internal control process.

We currently do not have any independent directors. In the near future, we will appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ. Before that, there might be concerns regarding our auditing and internal control process of our operation and management.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments? In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

We have not completed our new fine precisions production line and earned any revenues in 2008 as planned and we cannot guarantee that we will earn the estimated revenues on this product line in the future or that it will ultimately be profitable.

We initiated the construction of fine precisions line in the mid year of 2008 and planned to have the production at the fourth quarter of 2008. Unfortunately, we ceased the construction and delay the productions due to the lack of working capital resulting from the monetary restraint because of the worldwide financial crisis occurred in the fourth quarter of 2008. We have planned to resume the construction and the productions by stages in 2009 depending on the progress of the receipt of financing activities from the banks domestically and nationally. However, the likelihood of the implementation of our plan would be measured in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the marketing of new products. There can be no assurance that we will be able to complete the construction of facilities and initiate the production in time, and that future revenues from the sales will be significant, that any sales will be profitable or that we will have sufficient funds available to continue the manufacturing and marketing of these products. However, we do not expect our other operations to be materially affected by our failure to successfully market our new fine precisions products.

RISKS RELATED TO DOING BUSINESS IN CHINA

New corporate income tax law could adversely affect our business and our net income.

On March 16, 2007, the National People's Congress passed a new corporate income tax law, which will be effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally increase to 25% over a five-year period. We are expecting that the rules for implementation would be enacted by the Chinese government in the coming months. After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period. The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Our business is largely subject to the uncertain legal environment in China and our legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the legal protections afforded to foreign-invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign-invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

  Level of government involvement in the economy;
  Control of foreign exchange;
  Methods of allocating resources;
  Balance of payments position;
  International trade restrictions; and
  International conflict.

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

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our procurement strategy is to diversify our suppliers both in the PRC and overseas. And some of our raw materials and major equipment are currently imported. These transactions are often settled in U.S. dollars or other foreign currency. In the event that the U.S. dollars or other foreign currency appreciate against RMB, our costs will increase. Our profitability and operating results will suffer if we cannot pass the resulted cost increase to our customers. In addition, because our sales to international customers are growing, we are subject to the risk of foreign currency depreciation.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a "penny stock," we may become subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our President and CEO hold a significant percentage of our outstanding voting securities.

Shunqing Zhang, our CEO and President are the beneficial owner of approximately 70.3 % of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions. His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations; and may discourage a potential acquirer from making a tender offer.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorize the Board of Directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

We have obtained the right from the relevant governmental authority for periods ranging from 39 to 50 years to use the land on which our facilities are located. We currently have about 27 manufacturing facilities located on three manufacturing sites in China. In Gongyi City, Henan Province, we have offices and workshops with a total architectural acreage of approximately 29,419 square meters. In Zhengzhou City, Henan Province, we have offices and workshops with a total architectural acreage of approximately 10,756 square meters. Additionally, in 2006, we completed construction for a new site in Gongyi City, Henan Province, which has a production capacity of 30,000 tons and currently operates at 50% of capacity. On this new site, we have offices and workshops with a total architectural acreage of approximately 12,704 square meters. We have continued to build the construction of production line for fine precision abrasives, with 50,000 metric tons of designed annual capacity since 2008. We expect completing machinery installation in 2009.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good condition and are suitable for our operations and they generally provide sufficient capacity to meet our production and operational requirements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2008 that has not been already reported in a current report on Form 8-K.

PART II

ITEM 5. MARKET FOR OUR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-The-Counter Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "CHGS.OB," but has not been traded except on a limited sporadic basis. The CUSIP number is 16942P101.

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

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2009
1st Quarter (until March 27, 2009)	0.85	0.37

Year Ended December 31, 2008
4th Quarter	1.90	0.28
3rd Quarter	2.30	1.50
2nd Quarter	3.30	2.30
1st Quarter	4.05	2.80

Year Ended December 31, 2007
4th Quarter	4.30	2.97
3rd Quarter	3.97	3.10
2nd Quarter	3.90	2.42
1st Quarter	2.21	1.35

_______________________
(1) The above tables set forth the range of high and low bid prices per share of our common stock as reported in our SEC filings and by www.quotemedia.com for the periods indicated. The closing bid prices are only available from the quarter that began on April 1, 2006.

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

Holders

On March 27, 2009, there were approximately 234 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity-based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

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

The foregoing securities were issued to investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated thereunder. The stockholders who received the securities agreed that (a) they had access to all of the Company's information pertaining to the investment and were provided with the opportunity to ask questions and receive answers regarding the offering, (b) they were acquiring the securities for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (c) they would not sell or otherwise transfer the purchased shares unless in compliance with state and federal securities laws. Each of the stockholders represented that they are accredited investors as defined in Rule 501(a) under the Securities Act and that there was no general solicitation or advertising in connection with the offer and sale of the Shares.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company does not attain a minimum after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2008, and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after-tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. In addition, on April 25, 2007 Mr. Zhang entered into a similar escrow agreement with HFG International, Limited, the Company's financial advisor in connection with the private placement. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of our common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good. Similarly, if the thresholds are not achieved in either year, as described above the escrow agent must release certain amount of the make-good shares that were put into escrow. Pursuant to the escrow agreements, the release of the make good shares to the shareholders as a result of operation of the make good agreement is not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement, even if such treatment is required by US GAAP. We have met the after-tax net income threshold for the fiscal year ended December 31, 2007. We did not meet after-tax net income threshold for the fiscal year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China GengSheng Minerals, Inc. is referred to herein as "we", "us", "our", the "Registrant" or the "Company." The words or phrases "would be," "will allow," "expect to", "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries. Through our wholly-owned Chinese subsidiary, Refractories, and its direct majority-owned Chinese subsidiary, High-Temperature, and Prefecture we manufacture monolithic refractory products and industrial ceramic products in China. Through our direct, wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Through Micronized, wholly-owned subsidiary of Refractories, we manufacture fine precisions.

We have three primary product lines: monolithic refractories based on specific mixture formulas, industrial ceramics, fracture proppants and fine precision abrasives. Our largest product segment is the monolithic refractories segment, which accounted for approximately 87% of our total revenue in 2008. Our monolithic refractories are manufactured in a broad range of specifications and applied in a variety of end products, such as steel-making furnaces, industrial kilns and other high temperature vessels to maintain and extend their service lives, minimize heat and mass losses during production, and to reduce the overall production costs. Our monolithic refractories are also applied to the interior surfaces of steel-making furnaces and other high temperature vessels to improve their productivity and reduce the overall production costs. The gross margins of our products have been estimated as follows: shaped refractory products (which are in the refractory segment together with monolithic products) is 25-35%, monolithic refractory products 25-32%, industrial ceramics 10-27%, the fracture proppant products segment 12-32%, and fine precision products (a new product line which will be part of a new product segment to be launched later in 2009) is expected be in the 40-50% gross margin range. Besides selling our own products, sometimes we purchase and resell small quantities of shaped refractory bricks manufactured by third parties, to fulfill some of our project contract requirements.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries overseas. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company's fine precision abrasives are targeting solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect significant revenue increase from fracture proppants, and from fine precision abrasives in 2009.

The following table provides a percentage breakdown for our regional sales in China as of December 31, 2008:

Region	Proportion
East China	34.33%
West China	15.45%
South China	7.7%
North China	30.50%
Central China	12.11%

Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil companies. Our largest customers, measured by percentage of our revenue, operate in the steel industry.

Highlights of Business Operations in 2008

During the fiscal year of 2008, despite stable demand for our mineral based refractory products and growth in our customer base and sales revenues, we faced a significant operational slowdown and monetary difficulties beginning in the 2008 third quarter. The worldwide financial crisis which has been causing a global economic downturn continued through the fourth quarter, and further restrained export demands for our products and domestics orders from our customers. We had fewer orders from our steel customers due to the downturned prospects of the real estate industry last year. The sudden financial difficulties also caused Chinese financing institutions to cease to release facility loans domestically and nationally. We were not able to receive a facility loan to be used as our working capital from any banks locally or nationally since the third quarter of last year. Due to this considerable shortage of working capital, we discontinued the construction of our fine precisions facilities, which consequently delayed our initial productions that we had planned to start in the fourth quarter of 2008. Higher oil and natural resources prices due to the economic turmoil resulted in highly rising costs to us for purchasing raw materials and delivering our products to our customers in China. We faced a noticeable decline of gross profits and margin due to much higher costs of productions and selling expenses in 2008. Despite contracts valued at approximately US$10 millions for the supply of fracture proppants by our subsidiary Duesail in 2008, most of which will not be collected until 2009, our sales revenues declined and our net income decreased due to significantly increasing costs of goods sold and selling expenses. Overall, we faced an unexpected severe operations slowdown due to an unforeseen and unprecedented economic downturn in China and the global market in 2008.

The followings are financial highlights for the fiscal year of 2008:

  Sales revenue increased by approximately $10.07 million, or by approximately 25.37%, to $49.76 million for the fiscal year of 2008 from approximately $39.69 million for the same period of 2007.

  Net income increased by approximately $1.06 million, or by approximately 35.3%, to approximately $4.06 million for the fiscal year of 2008 from $3.0 million for the same period of 2007.

  The Company's consolidated balance sheet for the fiscal year of 2008 included current assets of approximately $49.21 million and total assets of approximately $68.51 million.

Major Factors that Affect our Financial Condition in 2008

Slowdown demand of steel industries

Due to a worldwide sluggish economy and financial difficulties occurring at the end of 2008, the steel industry was facing decreasing demand and sales revenues in China during the later part of 2008. A slumping real estate market significantly impacted our iron and steel customers resulting in decreasing demand for refractories. Sales of refractories were also significantly affected by the decreasing production of our steel customers during 2008. Currently, the sales of refractories product line still accounts for 86.7% of our sales revenues. We expect to see a possible increase in demand in the steel industry from the Chinese national stimulus plan being implemented in 2009.

Considerable increase of raw material prices and decreasing sales

During 2008, we faced the pressure of higher prices of raw materials, fuel and utility expenses. Our net income has been impacted by the continued economic distress around the world during 2008. Increase in oil prices, domestic inflation in China, and national natural disasters throughout 2008 resulted in substantial more than a 30% increases in the purchase prices of raw materials, thus causing an approximately 8.4% decrease in our gross profit margin.

To cope with this continuing pricing issue, we have pursued the following major strategies to reduce the impact of raw materials price increases. Since the second quarter, we have diversified our operations into higher-margin and premium products, such as pressed bricks and fine precision abrasives, which will be produced in 2009 to enhance our sales revenues. We expected costs of raw materials to be stabilized, after we acquired Prefecture in the second quarter, to further secure upstream self-sufficiency in fused alumina for our refractory and fine precision abrasive products. Also, we expected generating revenues from the continuing sales of raw materials to other refractory manufacturers. We intended to alleviate the impact of highly rising costs to our revenues as much as possible last year. However, the increasing costs still significantly reduced our sales and revenues. In addition, we faced a decrease of our selling prices and revenues due to the appreciation of Renminbi, and decreased export demand for our products. In 2009, we will continue to negotiate cost transfers with our other major customers to alleviate the impacts of increased material costs in the future. We expect having both a sufficient supply of raw materials for our production, and a declining price for our raw materials going forward.

Severe shortage in cash flow due to the absence of a short-term facilities loan

Because of the negative impact of the worldwide financial crisis, our cash flow had been significantly impacted due to the delay of our receivables from our major steel customers and a tightening monetary policy implemented by the Chinese government since the third quarter of 2008. We had difficulty acquiring a facilities loan from our local and national bank unlike past years. We have always relied on using short-term facilities loans as our working capital for the purchase of raw materials used for production. We encountered a severe shortage of funding from our local and national banks due to the unexpected worldwide economic distress last year. Consequently, we were not able to continue our construction of the fine precision facilities, which caused a significant delay of production and a decrease of approximately 30% in our 2008 net income as we expected.

Declined export due to decreasing global demand

Due to the global economic slowdown, our export volumes were substantially reduced, and the purchase prices from our international customers have been reduced, resulting in declining revenues and profits from exports in 2008. In addition, the Chinese government lowered the export tax rebate rate causing a decline of sales in the fourth quarter of 2008.

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended on December 31, 2008, 2007 and 2006, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years.

All amounts, other than percentages, in thousands of U.S. dollars

	Years ended December 31,
	2008		2007		2006
		As a		As a		As a
	All	percentage of	All	percentage of	All	percentage of
	amounts	net revenues	amounts	net revenues	amounts	net revenues
	(in thousands of dollars, except percentage)
Statement of operations data:

Net sales	49,762	100%	39,693	100%	27,482	100%

Cost of sales	33,800	67.92%	23,627	59.52%	16,534	60.16%

Gross profit	15,962	32.08%	16,066	40.48%	10,948	39.84%

Operating expenses
Provision for (recovery of) doubtful debts	91	0.18%	(253)	-0.64%	(58)	-0.21%
General & administrative expenses	4,378	8.79%	2,440	6.15%	2,412	8.78%
Amortization and depreciation	328	0.66%	221	0.56%	158	0.57%
Unusual charge-make good provision	-	-	5,300	13.35%	-	-
Selling expenses	6,074	12.21%	4,739	11.94%	3,783	13.77%
Total operating expenses	10,871	21.85%	12,447	31.36%	6,295	22.91%

Net operating income	5,091	10.23%	3,619	9.12%	4,653	16.93%

Government grant income	75	0.15%	1,029	2.59%	33	0.12%
Interest income	37	0.07%	82	0.21%	9	0.03%
Other income	85	0.17%	5	0.01%	36	0.13%
Finance costs, net	(776)	-1.56%	(430)	-1.08%	(226)	-0.82%
Income before income taxes and minority interests	4,512	9.07%	4,305	10.85%	4,505	16.39%
Income taxes	(465)	-0.93%	(1,265)	-3.19%	(7)	-0.03%
Minority interests	9	0.018%	(41)	-0.10%	(2)	-0.01%
Net income	4,056	8.15%	2,999	7.56%	4,496	16.36%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Sales revenues. Our sales revenues increased by $10.07million, or 25.37%, to $49.76 million in 2008, from $39.69 million in 2007. The increase was mainly contributable to the increase of orders from our fracture proppant products after we started to manufacture after completing the phase one construction of the fracture proppant line in 2007. In addition, we also raised the sales prices to our refractories products which also contributed to our increase of sales revenues

Cost of sales. Our cost of sales increased by $10.17 million, or 43.04%, to $33.8 million in 2008, from $23.63 million in 2007. As a percentage of net revenues, the cost of goods sold increased approximately by 8.4% to 67.92% in 2008, from 59.52% in 2007. This increase was mainly attributable to overall 18.4% increases in the prices of our raw materials in 2008, among which it was approximately 106% increase in the prices of refined bauxite we used more in 2008. In addition, we purchased higher-quality finished goods to demonstrate better performance for our full-service customers in the fourth quarter of 2008 which also contributed to higher costs of good sold in 2008.

Gross profit. Our gross profit decreased by $0.11 million, or 0.68%, to $15.96 million in 2008, from $16.07 million in 2007. Gross profit as a percentage of net revenues decreased by 8.4% to 32.08% in 2008 as compared to 40.48% in 2007, mainly due to the highly increases in costs of goods sold exceeding the revenues increases from higher sales prices and sales revenue in 2008. Our sales revenues were not increased as we expected due to a significant decline of demands for our refractories products from our major steel customers and the delay in productions of our new fine precisions products which scheduled in the fourth quarter of 2008.

General and administrative expenses. Our general and administrative expenses increased by $1.94 million, or 79.51%, to $4.38 million in 2008, from $2.44 million in 2007. As a percentage of net revenues, general and administrative expenses increased by 2.64% to 8.79% in 2008, as compared to 6.15% in 2007. The increases in expenses are due to the increased salaries and wages for our staffs and labors, the increase in employee welfare, the increase in the research and development costs, the increase in the professional consulting expenses for the SEC compliance and our executives' overseas travel expenses in 2008.

Selling expenses. Our selling expenses increased by $1.33 million, or 28.06%, to $6.07 million in 2008 from $4.74 million in 2007. Selling expenses as a percentage of net revenues increased by 0.27% to 12.21% in 2008 as compared to 11.94% in 2007. The increase in our selling expenses was mainly contributable to the increases in domestic traveling expenses for our sales staffs for our marketing and business development activities and the increases of shipping costs from our selling activities.

Government grant income. Our government grants income decreased by $0.95 million, or 92.68%, to $0.08 million in 2008 from $1.03 million in 2007. As a percentage of net revenues, our government grant income was 0.59% in 2008 and 2.59% in 2007. This significant decrease was primarily because the grants we received in 2008 mainly representing incentive payment from the local government for the advanced technology subsidy paid to Refractories, which were highly reduced due to budget restraints. In addition, in 2007 we received larger incentive payment from the local government for the successful back-door listing and good performance by Refractories.

Income before income taxes and minority interests. Our income before income taxes and minority interests increased by $0.2 million, or 4.64%, to $4.51 million in 2008 from $4.31 million in 2007. As a percentage of net revenues, our income before income taxes and minority interests decreased by 1.78% to 9.07% in 2008 as compared to 10.85% in 2007. This decrease of percentage was primarily attributable to the increases from the cost of goods sold, higher selling, and general and administration expenses, exceeding the increase in sales revenues in 2008.

Income taxes. We incurred income taxes of $0.47, a decrease of approximately 0.79 million or 62.7% in 2008, compared to $1.26 million in 2007. As a percentage of net revenues, our income taxes decreased by 2.26% to 0.93% in 2008 as compared to 3.19% in 2007. We paid fewer taxes in 2008 mainly because our income before income taxes was $4.51 million much less than $9.61 million (excluded the make good provisions of $5.3 million) in 2007. In addition, for our Refractories subsidiary, the tax rate was reduced from 15% to 12.5% and the income from Duesail was exempted from the enterprise income tax for the fiscal years 2008.

Net income. Net income increased by $1.06 million, or 35.3%, to approximately $4.06 million in 2008 from approximately $3 million in 2007, due to the exclusion of the make good provision of $5.3 million in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales revenues. Our sales revenues increased by $12.21 million, or 44.43%, to $39.69 million in 2007, from $27.48 million in 2006. The increase was mainly contributed to vast increase of orders from our existing customers due to their increasing demands in 2007. The increase of sale was also driven by our comprehensive maintenance services that we provide along with sales of our products. Four new customers have also contributed to our sales significantly.

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

Gross profit. Our gross profit increased by $5.12 million, or 46.75%, to $16.07 million in 2007, from $10.95 million in 2006. Gross profit as a percentage of net revenues increased by 0.64% in 2007 as compared to 39.84% in 2006, and was mainly due to the increase in our sales revenue and the relative decrease of our fixed costs. Such percentage increase was also due to the effective control of the production process, decrease in materials waste and the lower price offered by our suppliers on purchasing resale goods. Furthermore, the percentage of turnkey project revenue was increased to 36.88% in 2007 from 35% in 2006. The increase in gross profit is also due to a decrease in the purchase cost and the increased sale volumes for outsourced shaped refractory products , which we do not produce by ourselves but order from third parties, and then resell to our customers. Our revenue from shaped refractory products increased $2.75 million, or 34.12%, to $10.8 million in 2007, from $8.06 million in 2006.

Recovery of doubtful debts. Our recovery of doubtful debts increased by $0.19 million to $0.25 million in 2007 from $0.06 million in 2006. This increase in our recovery of doubtful debts was attributable to the decrease of doubtful debts.

General and administrative expenses. Our general and administrative expenses increased by $0.03 million, or 1.2%, to $2.44 million in 2007, from $2.41 million in 2006. The increase of expenses is because of the salary increase for newly recruited executive officers and bonus to employees for better sales performance in 2007. As a percentage of net revenues, general and administrative expenses decreased to 6.15% in 2007, as compared to 8.78% in 2006. This decrease in percentage was primarily due to effective cost cutting.

Unusual charge-make good provision. Our unusual charge-make good provision expenses on the Make Good Agreement increased by $5.3 million or 100% to $5.3 million in 2007 from $- in 2006. The increase in make good provision expenses was mainly due to the achievements of the net income thresholds for 2007 and the escrow agent will release the 1,656,067 shares to the major shareholder amounting to $5.3 million at the fair value of the date of performance goals are met at December 31, 2007.

Amortization and depreciation. Our amortization and depreciation expenses increased by $63,000, or 39.87%, to $0.22 million in 2007 from $0.16 million in 2006. As a percentage of net revenues, expenses associated with amortization and depreciation were slightly decreased by 0.01% from 0.57% in 2006, to 0.56% in 2007. Such percentage decreased due to the fact that depreciation expenses will not increase with the increase of sales. The increase in our amortization and depreciation expenses was mainly attributed to the new subsidiary, Duesail, which commenced its business in 2006 and therefore Duesail incurred more depreciation expenses in 2007.

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

Finance costs. Our finance costs increased by $204,000, or 90.26%, from $226,000 in 2006 to $430,000 in 2007. The increase was mainly due to the increase in loans from $1.9 million in 2006, to $11.5 million in 2007.

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

Liquidity and capital resources

As of December 31, 2008, we had cash and cash equivalents of $0.96 million and restricted cash of $1.76 million. Our current assets were $49,207,676 and our current liabilities were $25,062,367 as of December 31, 2008 which resulted in a current ratio of approximately 196%. Total stockholders' equity as of December 31, 2008, was $43,273,030. The following table provides detailed information regarding our net cash flows for all financial statement periods presented in this report.

	Fiscal Year Ended December 31,
(in thousands of US dollar)	2008	2007	2006

Net cash provided by (used in) operating activities	$8,426	$(5,629)	$640
Net cash (used in) investing activities	(8,265)	(4,200)	(3,104)
Net cash (used in) provided by financing activities	(1,374)	11,285	1,444
Effect of foreign currency translation on cash and cash equivalents	204	82	26
Net (decrease) increase in cash and cash equivalents	(1,009)	1,538	(994)
Cash and cash equivalents – beginning of year	1,964	426	1,420
Cash and cash equivalents – end of year	955	1,964	426

Operating Activities

Net cash provided by operating activities in 2008 totaled $8.43 million, which is an increase of $14.06 million from net cash used in operating activities of $5.63 million in 2007. The increase in net cash provided by operating activities was mainly due to the decrease in bills receivable of approximately $5.39 million, and the deduction of payables ratios to our business partners in 2008.

Net cash used in operating activities in 2007 totaled $5.63 million, which is an increase of $6.23 million from net cash provided by operating activities of $0.6 million in 2006. The increase in net cash used in operating activities was mainly due to the increase in bills receivable of $5.58 million and amount paid on behalf of Duesail for their lack of operating cash. The increase in net cash used was also due to the increase in expenses incurred in fund raising activities.

Investing Activities

Net cash used in investing activities in the year 2008 was $8.26 million, which is an increase of $4.06 million from net cash used for investing activities of $4.2 million in 2007. The increase in net cash used in the investing activities was mainly due to the acquisition of Prefecture in June of 2008 and the investment in production facilities for our new fine precision facilities.

Net cash used in investing activities in the year 2007 was $4.2 million, which is an increase of $1.10 million from net cash used for investing activities of $3.10 million in 2006. The increase for 2007 was primarily due to the prepayment for the acquisition of property, plant and equipment and intangible assets.

Financing Activities

Net cash used in financing activities was $1.37 million in 2008, which is a significant decrease of $12.66 million from net cash provided by financial activities of $11.29 million in 2007. The main reason for the large decrease in net cash used in financial activities was mainly because we repaid approximately $3.59 million of facility loan. In 2007, we also received approximately $8.5 million in proceeds from a private placement transaction.

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

We might need additional financial activities for possible new production line construction and productions.

Loan Facilities

As of December 31, 2008, the Company and its subsidiaries have the following credit facilities with the following terms:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Credit Facility	Gongyi Chengzhong Agriculture Credit Cooperative Union	2008-08-14 to 2009-08-14	12 months	1,173,600
2	Credit Facility	Shanghai PuDong Development Bank	2008-10-29 to 2009-04-22	6 months	1,467,000

The loans shown in the above table total approximately $2.64 million and will mature on or before April 22, 2009 and August 14, 2009. We repaid approximately 6.94 million of loans in 2008. We will repay each of the loans when it matures, by either an internal source of funds or we will refinance this debt.

We expect seeking more credit facilities from local and national banks to serve as working capital for our future operations, after using our gross income and the credit facilities referred to above.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2008:

Payment due by period
Contractual Obligations	Total	Less than	1-3 years	3-5 years	More
		1 year			than
5 years
Short-Term Debt Obligations	$2,640,600	$2,640,600	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's	-	-	-	-	-
Balance Sheet under GAAP
Total	$2,640,600	$2,640,600	-	-	-

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On August 14, 2008, our subsidiary, Henan Gengsheng Refractories ("Refractories"), entered into a short-term loan agreement (the "Loan Agreement") with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (the "Bank"). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately US$1.2 million (RMB 8 million) (the "Loan") at an interest rate of 1.092% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on August 14, 2009.

On August 28, 2008, we entered into a Guarantee Contract (the "Guarantee") with the Bank of China Agricultural Development (the "Creditor"), pursuant to which, the Registrant will guarantee for the Creditor's rights under a loan contract entered into between the Creditor and Zhengzhou Jinyuan Flour Ltd. (the "Debtor") to fund the Debtor's business operations in the amount of approximately US$4.32 million (RMB 30 Million) (the "Main Contract"). The term of the loan is 12 months commencing from August 28, 2008 to August 24, 2009. We agreed to provide a guarantee of the Debtor's obligations under the Main Contract, including but not limited to the repayment of the principal, interest, penalty interest, default penalty, damages and expenses involved in exercising the Creditor's rights under the Main Contract in case of default or litigation.

On October 29, 2008, our subsidiary, Henan Gengsheng Refractories ("Refractories"), entered into a short term loan agreement (the "Loan Agreement") with Shanghai PuDong Development Bank (the "Bank"). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately US$1.44 million (RMB 10 million) (the "Loan") at an interest rate of 0.56% per month on all outstanding principal. The Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on April 22, 2009.

On December 27, 2008, Henan Gengsheng Refractories Co., Ltd. ("Refractories"), a wholly owned subsidiary of China Gengsheng Minerals, Inc., entered into a Guarantee Contract (the "Guarantee Contract"), with Zhengzhou Commercial Bank, Jinshui Branch ("Zhengzhou") whereby Refractories has agreed to provide its guarantee for all the loan contract, guarantee contracts, and other financing contracts entered into by Zhengzhou and Gongyi City Financial Development Corporation ("Gongyi") during the period from December 27, 2008 through November 26, 2009. Under the Guarantee Contract, Refractories agrees to provide a maximum guarantee of approximately US$8.63 million (RMB 60 million) to secure the rights of Zhengzhou under the contracts entered into with Gongyi. Refractories will be released from the Guarantee Contract upon the fulfillment of Gongyi of its obligations under the contracts with Zhengzhou.

Recent Development

On December 31, 2008, Henan Gengsheng Refractories Co., Ltd. ("Refractories"), a wholly owned subsidiary of China Gengsheng Minerals, Inc., entered into a short-term working capital loan agreement (the "Loan Agreement"), with China Industrial & Commercial Bank, Zhengzhou Branch ("Lender") whereby Lender has agreed to loan approximately US$2.94 million (RMB 20 million) to Refractories for a term of 11 months starting from December 31, 2008 through November 23, 2009. Under the Loan Agreement, the interest rate tied to the borrowed funds will be a floating interest rate calculated daily. Pursuant to the Loan Agreement, Refractories has agreed to only use the loaned funds for the purchase of raw materials which cannot be altered without the consent of the Lender. The Loan Agreement could be terminated, and borrowed funds may be recouped, by the Lender if Refractories uses the loaned funds for a purpose other than the purchase of raw materials without the consent of the Lender. Other standard termination provisions are present.

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

Minority interests

Minority interests resulted from the consolidation of an 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment and the impairment of goodwill. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade, bills and other receivables. As of December 31, 2008 and 2007, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to a certain percentage of the bills amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

During the reporting periods, one customer representing 10% or more of the Company's consolidated sales is:

	Year ended December 31,
	2008	2007	2006
Rizhao Steel Co., Ltd.	$8,698,230	$6,393,685	$4,553,646

As of December 31, 2008 and 2007, approximately 10% and 12% of gross trade receivables were due from this customer.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi ("RMB") and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as collateral for bills payable (Note 4) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management established the general provisioning policy to make allowance equivalent to 1% of trade receivables due below 1 year, 5% of trade receivables due from 1 to 2 years, 40% of trade receivables due from 2 to 3 years and 70% of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and they do not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. For manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general policy to make a 50% provision for inventories aged over 1 year. Historically, the actual net realizable value is close to the management's estimation.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal effective depreciation rates are as follows:

Effective annual rate

Buildings	5- 7%
Plant and machinery	9-33%
Furniture, fixtures and equipment	9-20%
Motor vehicles	9-18%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The intangible assets of the Company are comprised of unpatented and patented technologies. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract as detailed in Note 8. It is not subject to amortization until its useful life is determined to be no longer indefinite. Accordingly, unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Patented technology is determined to have useful life of 13 years pursuant to the purchase contract as detailed in Note 8. Patented technology is stated at cost of purchase less accumulated amortization and any identified impairment losses in the annual impairment review.

Goodwill

Goodwill is recognized upon acquisition of the equity interest in Prefecture, which represent the excess of the purchase price over the fair value of acquired identified net assets of Prefecture at the time of acquisition. It is stated at cost less any annual impairment.

Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the leases of 39 to 50 years obtained from the relevant PRC land authority.

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

Government grant

The government grants for year ended December 31, 2008 mainly represent incentive payment from the local government for the advanced technology subsidy paid to Refractories.

The government grants for year ended December 31, 2007 mainly represent incentive payment from the local government for the successful back-door listing and good performance by Refractories.

The government grants for year ended December 31, 2006 are mainly related to the employment of the handicapped by the company. The company was entitled to such grant when it hires the required number of disabled staff in addition to the Tax Concession according to the relevant PRC rules.

The government grant is recognized in the consolidated statements of income when the relevant performance criteria are met.

Revenue recognition

Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Selling expenses

Selling expenses mainly consist of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expenses which are incurred during selling activities.

Advertising, shipping and handling costs, research and development expenses

Advertising, shipping and handling costs and other product-related costs are charged to expense as incurred.

Advertising expense amounting to $34,524, $50,037 and $136,525 for three years ended December 31, 2008, 2007 and 2006, respectively, were included in selling expenses.

Shipping and handling costs amounting to $3,283,617, $2,916,163 and $1,997,330 for three years ended December 31, 2008, 2007 and 2006, respectively, were included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. They are expensed when incurred.

Research and development costs amounting to $104,695, $86,990 and $11,596 for three years ended December 31, 2008, 2007 and 2006, respectively, were included in general and administrative expenses.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company's products under the warranty program. As of December 31, 2008 and 2007, such receivables amounted to $1,607,431 and $837,043 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. During the years ended December 31, 2008, 2007 and 2006, such warranty expenses amounted to approximately $231,000, $114,000 and $77,000 respectively and are included in the cost of sales. Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company's operation during the reporting periods. However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Cost of sales

Cost of sales consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, research and development costs, labor protection and salaries and wages which are incurred at the administrative level and exchange difference.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is the Renminbi ("RMB") and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange's rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity. The exchange rates in effect as of December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. The average exchange rates for the years end December 31, 2008, 2007 and 2006 were RMB1 for $0.14415, $0.1317 and $0.1256 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recorded in other comprehensive income are translation exchange gains which amounted to $2,037,005, $1,450,843 and $556,201 for the three years ended December 31, 2008, 2007 and 2006, respectively.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares during the period presented.

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

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not materially impact the Company's financial position, results of operations or cash flows.

SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of December 31, 2008		As of December 31, 2007
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Unsecured interest-bearing loan	$220,050	$208,954	$205,650	$191,356
Collateralised short-term bank loans	2,640,600	1,537,649	6,484,830	4,044,600
	$2,860,650	$1,746,603	$6,690,480	$4,235,956

The fair value of collateralized borrowings is based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying values of the Company's financial instruments, including cash and cash equivalents, restricted cash, trade receivables, bills receivable, other receivables, advances to staff, trade payables, bills payable, other payables and accrued expenses and non-interest-bearing loans approximate their fair values due to the short-term maturity of such instruments.

It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

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

Recently issued accounting pronouncements

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

SFAS No. 141R, "Business Combinations"

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS No. 141 (Revised) will have on its financial statements upon adoption.

SFAS No. 160, "Non-controlling ("Minority") Interests in Consolidated Financial Statements"

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS No. 160 will have on its financial statements upon adoption.

SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No.161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No.133". SFAS No.161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS No.161 will have on the Company's financial statements upon adoption.

SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles"

In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles", which will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to U.S Auditing ("AU"), Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in change in practice. The management is in the process of evaluating the impact that SFAS No.162 will have on the Company's financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

Hatfield served as our independent auditor for our fiscal years ended September 30, 2006 and 2005. During the period that Hatfield served as our independent registered public accounting firm and through the date of their dismissal, (a) there were no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Hatfield, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our financial statements; and (b) no accountant's report on our financial statements issued by Hatfield contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except that Hatfield's report for the fiscal year ended September 30, 2006 contained a going concern qualification as to the ability of us to continue.

For more details regarding our change of accountants see our current report on Form 8-K, filed on April 27, 2007, and a copy of Hatfield's consent letter filed as Exhibit 16.1 thereto.

ITEM 9A (T). CONTROLS AND PROCEDURES.

As of December 31, 2008, management of the Company, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" for the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including the Company's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion.

Based on that evaluation, management of the Company has concluded that the Company's internal control over financial reporting as of December 31, 2008 was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to material effect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and our sole director.

Name	Age	Position
Shunqing Zhang(1)	54	CEO, President and Chairman
Hongfeng Jin	34	Interim Chief Financial Officer, Interim Treasurer and Interim Secretary
Bo Hu	44	President of Zhengzhou Duesail Fracture Proppant Co. Ltd.
Zhenyong Bi	37	Manager of Henan Gengsheng

________________
(1) Mr. Zhang became our CEO and President on April 25, 2007 and became our sole director on May 14, 2007 upon the resignation of Timothy P. Halter, our former President, CEO and CFO on May 25, 2007.

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

In December of 2008, Mr. Zhang was awarded the title of "Gongyi City's Most Influential Person in the 30 Years of Opening & Reform" by the City of Gongyi in Henan Province. In naming Mr. Zhang, the city cited his achievements in creating jobs in the local community, stimulating the rapid growth of Gongyi's economy and setting excellent examples of taking social responsibilities. Hongfeng Jin. Mr. Jin became our Interim Chief Financial Officer, Interim Treasurer and Interim Secretary on April 25, 2007. Mr. Jin was appointed as the Assistant Manager in change of the Finance Department of Henan Gengsheng in December 2006. Prior to joining us, Mr. Jin served as a project manager for Asia-Pacific Accounting Group Limited, an accounting firm, from July 1997 to December 2006. Mr. Jin holds a bachelor's degree in accounting from Central University of Finance and Economics.

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

Zhenyong Bi. Mr. Bi was elected Manager of Henan Gengsheng Refractories Co., Ltd in 2004. Prior to that, he served as General Manager of Henan Gengsheng from January 2003 to December 2003. Prior to joining us, Mr. Bi worked at the Institute of Luoyang Refractory materials as a researcher from August 1997 to December 2002. He holds a bachelor's degree from Zhengzhou University and a Master's degree from the Luoyang Institute of Henan Gengsheng.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. However, our board of directors is currently composed of one member, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our sole director and executive officers, we believe that all persons subject to reporting filed the required reports on time in 2008.

Code of Ethics

On April 25, 2007, our sole director adopted a code of ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and Professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;
  Compliance with applicable government laws, rules and regulations;
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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Total
		($)	($)	($)		($)
Shunqing Zhang, Chairman, CEO, President (1)	2008	33,766	-	-		33,766
	2007	33,766	-	5,299,414	(3)	5,333,180
	2006	33,766	-	-		33,766
Hongfeng Jin, Interim CFO, Interim Treasurer and Interim Secretary (2)	2008	17,000	-	-		17,000
	2007	17,000	-	-		17,000
	2006	1,058	-	-		1,058

Narrative to Summary Compensation Table

(1)

On April 25, 2007, China GengSheng Minerals, Inc. acquired Gengsheng International in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction; Mr. Shunqing Zhang became our CEO and President. Prior to the effective date of the reverse acquisition, Mr. Zhang served as Chairman and Chief Executive Officer of Gengsheng International. The annual, long term and other compensation shown in this table include the amount Mr. Zhang received from Gengsheng International prior to the consummation of the reverse acquisition.

(2)

On April 25, 2007, Mr. Jin became our Interim Chief Financial Officer, Interim Treasurer, and Interim Secretary. Prior to the effective date of the reverse acquisition, Mr. Jin joined Henan Gengsheng in December 2006 as Vice Manager in change of its Finance Department.

(3)

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

Employment Agreement

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees. Our subsidiary Henan Gengsheng has employment agreements with the following executive officers: Shunqing Zhang. Mr. Zhang's employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009. We expect that this agreement will be renewed by the parties upon its expiration. Mr. Zhang is receiving an annual salary of approximately $33,766 under the agreement.

Bo Hu. Mr. Hu's employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009. We expect that this agreement will be renewed by the parties upon its expiration. Mr. Hu is receiving an annual salary of approximately $10,390 under the agreement.

Zhenyong Bi. Mr. Bi's employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009. We expect that this agreement will be renewed by the parties upon its expiration. Mr. Bi is receiving an annual salary of approximately $23,376 under the agreement.

Hongfen Jin. Mr. Jin's employment agreement became effective as of January 1, 2007 and terminates on December 31, 2009. We expect that this agreement will be renewed by the parties upon its expiration. Mr. Jin is receiving an annual salary of approximately $17,000 under the agreement.

Our executive officers are not entitled to severance payments upon the termination of their employment agreements. They are subject to the customary non-competition and confidentiality covenants.

Director Compensation

During the 2008 fiscal year, we did not pay our sole director any compensation for his services as our director. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We do reimburse our sole director for reasonable travel expenses related to his duties as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Gengsheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial	Office, If Any	Title of Class	Amount & Nature of	Percent of
Owner			Beneficial Ownership (1)	Class (2)
Officers and Directors
Shunqing Zhang	CEO and President	Common Stock, $0.001 par value	16,887,815	70.25%
Bo Hu	President of Duesail	Common Stock, $0.001 par value	0	*
Zhenyong Bi	Manager of Henan Gengsheng	Common Stock, $0.001 par value	0	*
Hongfeng Jin	Interim Chief Financial Officer, Interim Treasurer and Interim Secretary	Common Stock, $0.001 par value	0	*
Timothy P. Halter(3)(4) 12890 Hill Top Road Argyle, TX 76226	Director	Common Stock, $0.001 par value	1,270,400	5.28%
All officers and directors as a group (5 persons named above)		Common Stock, $0.001 par value	18,158,215	75.5%
5% Securities Holder
David Brigante (3)(4) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,270,400	5.28%
George L. Diamond (3)(4) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,270,400	5.28%
Marat Rosenberg (3)(4) 12890 Hill Top Road Argyle, TX 76226		Common Stock $0.001 par value	1,270,400	5.28%
Total Shares Owned by Persons Named above
		Common Stock, $0.001 par value	18,158,215	75.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

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

  On April 25, 2007, Mr. Zhang, entered into an escrow agreement with the private placement investors, pursuant to which he agreed to deposit in an escrow a total of 2,673,796 shares of our common stock owned by him, to beheld for the benefit of the investors. Mr. Zhang agreed that if we did not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2008, and if we do not attain a minimum after tax net income threshold of $13,500,000 for the fiscal year ending December 31,2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. For purposes of determining whether or not the after tax net income threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to us, even if such treatment is required by GAAP. We have met the after-tax net income threshold for the fiscal year ended December 31,2007.

  In addition, on April 25, 2007, in connection with the reverse acquisition, Mr. Zhang entered into a make good escrow agreement with HFG International, Limited, or HFG. Pursuant to the agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company's common stock owned by him, to be held for the benefit of HFG. Mr. Zhang agreed that if the Company does not attain a minimum after tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2008 and $13,500,000 for the fiscal year ended December 31, 2008, the escrow agent may deliver his escrowed shares to HFG, based upon a pre-defined formula agreed to between HFG and Mr. Zhang. However, if the after tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. Pursuant to the escrow agreement, the release of the make good shares to the shareholders as a result of operation of the make good agreement is not deemed to be an income or expense item in calculating the after-tax net income for the purpose of the escrow agreement, even if such treatment if required by US GAAP. We have met the after-tax net income threshold for the fiscal year ended December 31, 2008.

Except as set forth in our discussion above, none of our sole director, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our board of directors is currently composed of one member, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer. Mr. Zhang is not an "independent director" as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF Hong Kong, China, CPA, was the Company's independent registered public accounting firm engaged to examine the Company's consolidated financial statements from the date of recapitalization on April 25, 2007. S. W. Hatfield, CP. was the Company's independent registered public accounting firm engaged to examine the financial statements of the Registrant before recapitalization.

Fees for the fiscal years ended December 31, 2008 and 2007

Audit Fees. PKF Hong Kong, China, CPA, was paid aggregate fees of approximately $144,150 and 126,366 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2008 and 2007 respectively.

Audit Related Fees. PKF Hong Kong, China, CPA, was not paid additional fees for the fiscal years December 31, 2008 and December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. PKF Hong Kong, China, CPA, was not paid any fees for the fiscal years ended December 31, 2008 and December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. PKF Hong Kong, China, CPA, was paid no other fees for professional services during the fiscal years ended December 31, 2008 and December 31, 2007.

Board of Directors Pre-Approval Policies and Procedures

As of December 31, 2008, we did not have an audit committee. Our board of directors reviewed and pre-approved all audit services provided by PKF Hong Kong, China and has determined that the firm's provision of such services to us during fiscal 2007 is compatible with and did not impair the independence of PKF Hong Kong, China. It is the practice of our board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1

Share Exchange Agreement, dated April 25, 2007, among the Registrant, Powersmart Holdings Limited and Shunqing Zhang [Incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.1

Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Nevada on May 22, 2006 [Incorporated by reference to Exhibit 3i.1 to the Registrant's current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.2

Articles of Merger of the Registrant as filed with the Secretary of State of the State of Nevada on August 15, 2006 [Incorporated by reference to Exhibit 3i.2 to the Registrant's current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.3

Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada [Incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on December 13, 2006, in commission file number 0-51527].

3.4

Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2007 [Incorporated by reference to Exhibit 3.4 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.5

Amended and Restated Bylaws of the Registrant, adopted on May 23, 2006 [Incorporated by reference to Exhibit 3.5 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.1

Form of Registration Rights Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.2

Lock-up Agreement, dated April 25, 2007, by and between Shunqing Zhang and the Registrant [Incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

Exhibit No.	Description

10.1

Form of Securities Purchase Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.2

Form of Closing Escrow Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.3

Make Good Escrow Agreement, dated April 25, 2007, by and among the Registrant, Brean Murray Carret & Co., LLC, Shunqing Zhang and Securities Transfer Corporation [Incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.4

Escrow Agreement, dated April 25, 2007, by and among the Registrant, HFG International, Limited, Shunqing Zhang and Securities Transfer Corporation [Incorporated by reference to Exhibit 10.4 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.5

Purchase and Sales of Goods/Services Agreement, dated July 10, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Baoshan Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.6

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Shunqing Zhang [Incorporated by reference to Exhibit 10.6 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.7

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Zhenyong Bi [Incorporated by reference to Exhibit 10.7 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.8

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Bo Hu [Incorporated by reference to Exhibit 10.8 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.9

Employment Agreement, dated January 1, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and Hongfeng Jin [Incorporated by reference to Exhibit 10.9 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.10

Short-term Loan Agreement, dated June 9, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Shanghai Pudong Development Bank Zhengzhou Wenhua Road Sub-branch [Incorporated by reference to Exhibit 10.10 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.11

Loan Agreement, dated December 30, 2006, by and between Henan Gengsheng Refractories Co., Ltd. and Gongyi Sub-branch of China Agricultural Bank [Incorporated by reference to Exhibit 10.11 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.12

Land Lease Agreement, dated February 9, 2006, by and among Henan Gengsheng Refractories Co., Ltd., Yangli Village Council, Dayugou Town, Gongyi City, and People's Government of Dayugou Town of Gongyi City [Incorporated by reference to Exhibit 10.12 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.13

Financial Advisory Agreement, dated November 28, 2006, by and among HFG International, Limited, Powersmart Holdings Limited and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.13 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.14

First Amended Financial Advisory Agreement, dated April 17, 2007, by and among HFG International, Limited, Powersmart Holdings Limited and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.14 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.15

Consulting Agreement, dated January 19, 2007, by and between Heritage Management Consultants, Inc. and Powersmart Holdings Limited [Incorporated by reference to Exhibit 10.15 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

Exhibit No.	Description

10.16

Consulting Agreement, dated April 17, 2007, by and between the Registrant and Heritage Management Consultants, Inc. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 19, 2007, in commission file number 0-51527].

10.17

Consulting Agreement, dated April 17, 2007, by and between the Registrant and Shufang Zhang [Incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on April 19, 2007, in commission file number 0-51527].

10.18

Subscription Agreement, dated November 1, 2006, by and between the Registrant and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on November 1, 2006, in commission file number 0-51527].

10.19

Subscription Agreement, dated November 1, 2006, by and between the Registrant and Glenn A. Little [Incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on November 1, 2006, in commission file number 0-51527].

10.20

Loan Agreement, dated January 12, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and the Zhengzhou Sub-branch of China Citic Bank. [Incorporated by reference to Exhibit 10.20 to the Registrant's current report on Form S-1/A filed on September 28, 2007, in commission file number 0-51527].

10.21

Loan Agreement, dated March 13, 2007, by and between Henan Gengsheng Refractories Co., Ltd. and the Agricultural Bank of China. [Incorporated by reference to Exhibit 10.21 to the Registrant's current report on Form S-1/A filed on September 28, 2007, in commission file number 0-51527].

10.22

English Translation of Short Term Loan Contract, dated July 20, 2007, between Henan Gengsheng Refractories and Shanghai Pudong Development Bank, Zhengzhou Wenhua Road Branch. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on July 26, 2007, in commission file number 0-51527].

10.23

English Translation of Short Term Loan Contract, dated September 14, 2007, between Henan Gengsheng Refractories and China Industrial & Commercial Bank. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on September 14, 2007, in commission file number 0-51527].

10.24

Supply Agreement, dated January 16, 2008, between Henan GengSheng Refractories Co., Ltd. and Hanbao Iron and Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1, 10.2, 10.3, and 10.4 to the Registrant's current report on Form 8-K filed on January 22, 2008, in commission file number 0-51527].

10.25

Supply Contract, dated May 19, 2008, between ZhengZhou Duesail Fracture Proppant Co. Ltd. and PetroChina Company Limited. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on May 21, 2008 in commission file number 0-51527].

10.26

Sales Contract, dated June 2, 2008, between ZhengZhou Duesail Fracture Proppant Co. Ltd. and Jilin Petroleum Group Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on June 5, 2008 in commission file number 0-51527].

10.27

Equity Transfer Agreement, dated June 12, 2008, among Henan Gengsheng Refractories Co., Ltd., Huizong Zhang, Yuanwei Zhang, and Shuqin Yu. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on June 18, 2008 in commission file number 0-51527].

10.28

Sales Contract, dated June 24, 2008, between Zhengzhou Duesail Fracture Proppant Co. Ltd. and China National Petroleum Group Co., Ltd., Jidong Oilfield. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on June 30, 2008 in commission file number 0-51527].

10.29

Full Services Contract, dated November 12, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Heilongjiang Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 16, 2009 in commission file number 0-51527].

Exhibit No.	Description

10.30

Full Services Contract, dated November 12, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Heilongjiang Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 16, 2009 in commission file number 0-51527].

10.31

Supply Contract between Zhengzhou Duesail Fracture Proppant Co., Ltd. and AMSAT International, dated November 20, 2008. [Incorporated by reference to Exhibit 10.1and Exhibit 10.2 to the Registrant's current report on Form 8-K filed on December 23, 2009 in commission file number 0-51527].

10.32

Full Services Contract, dated November 21, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Hebei Wenfeng Iron and Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on December 3, 2008 in commission file number 0-51527].

10.33

Supply Contract between Zhengzhou Duesail Fracture Proppant Co., Ltd. and AMSAT International, dated November 22, 2008. [Incorporated by reference to Exhibit 10.3 and Exhibit 10.4 to the Registrant's current report on Form 8-K filed on December 23, 2009 in commission file number 0-51527].

10.34

Full Services Contract, dated December 2, 2008, by and between Rizhao Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 16, 2009 in commission file number 0-51527].

10.35

Guarantee Contract, dated December 27, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Zhengzhou Commercial Bank, Jinshui Branch . [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on December 31, 2008 in commission file number 0-51527].

10.36

Loan Agreement, dated December 31, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and China Industrial & Commercial Bank, Zhengzhou Branch. [Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 7, 2009 in commission file number 0-51527].

14

Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

21	Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Registrant's current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

23.	Consent of PKF Hong Kong, China, CPA, an independent registered public accounting firm.

31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

March 31, 2009

/s/ Shunqing Zhang

     Shunqing Zhang,
     Chief Executive Officer, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	President, Chief Executive Officer and
Shunqing Zhang	Director	March 31, 2009

/s/Hongfeng Jin
Hongfeng Jin	Chief Financial Officer and Secretary	March 31, 2009

China GengSheng Minerals, Inc.

Consolidated Financial Statements
For the years ended December 31,
2008, 2007, and 2006

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders of
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheets of China GengSheng Minerals, Inc. (the "Company") and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 31, 2009

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	As of December 31,
	2008	2007
(Audited, Stated in US Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$955,732	$1,964,390
Restricted cash (Note 4)	1,760,400	274,200
Trade receivables (Note 5)	30,026,675	22,721,052
Bills receivable	631,560	6,065,681
Other receivables and prepayments (Note 6)	3,608,247	3,770,908
Inventories (Note 7)	12,170,193	8,060,249
Deferred tax assets (Note 19)	54,869	50,554
Total current assets	49,207,676	42,907,034
Deposits for acquisition of property, plant and equipment	6,297,205	1,073,684
Deposits for acquisition of intangible asset-patented technology	-	534,690
Intangible assets (Note 8)	953,550	342,750
Goodwill (Note 8)	441,089	-
Property, plant and equipment, net (Note 9)	10,654,692	8,733,367
Land use right (Note 10)	956,916	916,167
Total assets	$68,511,128	$54,507,692
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$9,548,854	$5,324,108
Bills payable (Note 4)	3,520,800	548,400
Other payables and accrued expenses (Note 11)	6,010,364	3,299,549
Advances from directors (Note 11)	2,460,820	-
Income taxes payable	349,293	750,140
Non-interest-bearing loans (Note 12)	290,100	515,001
Collateralized short-term bank loans (Note 13)	2,640,600	6,484,830
Unsecured interest-bearing loan (Note 14)	220,050	205,650
Deferred tax liabilities (Note 19)	21,486	-
Total current liabilities	25,062,367	17,127,678
Deferred tax liabilities (Note 19)	-	14,995
Total liabilities	25,062,367	17,142,673
COMMITMENTS AND CONTINGENCIES (Note 21)
MINORITY INTERESTS	175,731	184,643
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding in 2008 and 2007	-	-
Common stock - $0.001 par value 100,000,000 shares authorized, 24,038,183 shares issued and outstanding in 2008 and 2007 (Note 15)	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves (Note 16)	7,207,206	6,723,050
Accumulated other comprehensive income (Note 17)	4,355,605	2,318,600
Retained earnings	12,078,137	8,506,644
Total stockholders' equity	43,273,030	37,180,376
Total liabilities and stockholders' equity	$68,511,128	$54,507,692

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year ended December 31,
(Audited, Stated in US Dollars)	2008	2007	2006

Sales	$49,762,638	$39,692,908	$27,481,539
Cost of goods sold	33,800,225	23,626,674	16,534,004
Gross profit	15,962,413	16,066,234	10,947,535
Operating expenses
Provision for (Recovery of) doubtful debts (Notes 5 and 6)	90,952	(253,205)	(58,259)
General and administrative expenses	4,377,926	2,440,112	2,411,939
Amortization and depreciation (Notes 9 and 10)	328,265	221,376	157,814
Unusual charge - make good provision (Note 26)	-	5,299,414	-
Selling expenses	6,074,077	4,739,009	3,783,071

Total operating expenses	10,871,220	12,446,706	6,294,565
Net operating income	5,091,193	3,619,528	4,652,970
Other income (expenses)
Government grant income	75,262	1,028,639	33,251
Interest income	36,523	82,208	8,698
Other income	84,961	4,868	36,046
Finance costs (Note 18)	(776,027)	(429,862)	(226,236)
Total other income (expenses)	(579,281)	685,853	(148,241)
Income before income taxes and minority interests	4,511,912	4,305,381	4,504,729
Income taxes (Note 19)	(465,175)	(1,264,637)	(7,010)
Income before minority interests	4,046,737	3,040,744	4,497,719
Minority interests	8,912	(41,861)	(1,617)
Net income	$4,055,649	$2,998,883	$4,496,102
Other comprehensive income
Foreign currency translation adjustment	2,037,005	1,450,843	556,201
Total comprehensive income	$6,092,654	$4,449,726	$5,052,303
Earnings per share (Note 20) - Basic	$0.17	$0.14	$0.27
-Diluted	$0.17	$0.14	$0.27
Weighted average number of shares (Note 20) - Basic	24,038,183	21,785,329	16,887,815
- Diluted	24,038,183	21,877,034	16,887,815

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows

(Audited, Stated in US Dollars)	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$4,055,649	$2,998,883	$4,496,102
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	759,700	591,490	389,314
Amortization of land use right	22,996	15,452	22,195
Unusual charge - make good provision	-	5,299,414	-
Deferred taxes	2,128	(33,540)	(15,221)
Minority interests	(8,912)	41,861	1,617
(Gain) loss on disposal of property, plant and equipment	(8,269)	10,415	(28,085)
Provision for (recovery of) doubtful debts	90,952	(253,205)	(58,259)
Provision of (recovery of) obsolete inventories	-	-	(23,306)
Changes in operating assets and liabilities:
Restricted cash	(1,441,500)	(65,835)	(188,355)
Trade receivables	(6,006,271)	(7,552,803)	(1,663,523)
Bills receivables	5,389,642	(5,580,537)	436,984
Other receivables and prepayments	137,828	(1,953,581)	(1,283,314)
Inventories	(3,482,917)	(1,142,723)	(3,444,767)
Trade payables	3,984,986	325,897	1,880,697
Bills payables	2,883,000	329,175	188,355
Other payables and accrued expenses	2,448,144	620,172	(70,464)
Income tax payable	(400,847)	720,207	212
			-
Net cash flows provided by (used in) operating activities	8,426,309	(5,629,258)	640,182
Cash flows from investing activities
Payments to acquire and deposit for acquisition of intangible assets	-	(514,280)	(320,500)
Payments to acquire and deposit for acquisition of property, plant and equipment	(7,400,994)	(3,756,373)	(2,818,712)
Proceeds from disposal of property, plant and equipment	11,532	71,102	34,682
Net cash paid to acquire a subsidiary (Note 2)	(875,294)	-	-
Net cash flows used in investing activities	(8,264,756)	(4,199,551)	(3,104,530)
Cash flows from financing activities
Proceeds from bank loans	-	11,494,791	1,883,550
Repayment of bank loans	(3,587,391)	(7,241,850)	(1,255,700)
Proceeds from non-interest-bearing loans	-	3,203	1,297,307
Repayment of non-interest-bearing loans	(204,504)	(1,253,429)	(481,244)
Advances from directors	2,418,045
Cash acquired from RTO	-	3,036	-
Proceeds from issuance of shares, net of direct share issue expenses of $1,504,310	-	8,495,690	-
Share issue expenses paid	-	(216,172)	-
Net cash flows (used in) provided by financing activities	(1,373,850)	11,285,269	1,443,913
Effect of foreign currency translation on cash and cash equivalents	203,639	81,831	26,190
Net (decrease) increase in cash and cash equivalent	(1,008,658)	1,538,291	(994,245)

Cash and cash equivalents - beginning of year	1,964,390	426,099	1,420,344
Cash and cash equivalents - end of year	$955,732	$1,964,390	$426,099
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$546,889	$283,496	$219,631
Income taxes	$805,267	$548,254	$22,018
Non-cash financing activities:
Acquisition of construction activities under other payable and accrued expenses	$-	$-	$491,837
Issue of warrants to placement agent	$-	$748,034	$-

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Stockholders' Equity

(Audited, Stated in US Dollars)				Statutory and	Accumulated
	Common stock			other	other		Total
	Number of		Additional	reserves	comprehensive	Retained	stockholders'
	shares	Amount	paid-in capital	(Note 16)	income	earnings	equity

Balance, January 1, 2006	16,887,815	$16,888	$6,033,226	$5,705,454	$311,556	$2,029,255	$14,096,379
Net income	-	-	-	-	-	4,496,102	4,496,102
Foreign currency translation adjustments	-	-	-	-	556,201	-	556,201
Appropriation to reserves	-	-	-	506,785	-	(506,785)	-
Balance, December 31, 2006	16,887,815	16,888	6,033,226	6,212,239	867,757	6,018,572	19,148,682
Recapitalization	1,802,871	1,803	1,233	-	-	-	3,036
Share issued for proceeds of $10 million	5,347,594	5,347	9,994,653	-	-	-	10,000,000
Cost of raising capital	-	-	(2,468,516)	-	-	-	(2,468,516)
Warrants issued in connection with private
placements (Note 25)	-	-	748,034	-	-	-	748,034
Cancellation of common stock	(97)	-	-	-	-	-	-
Make good provision (Note 26)	-	-	5,299,414	-	-	-	5,299,414
Net income	-	-	-	-	-	2,998,883	2,998,883
Foreign currency translation adjustments	-	-	-	-	1,450,843	-	1,450,843
Appropriation to reserves	-	-	-	510,811	-	(510,811)	-
Balance, December 31, 2007	24,038,183	24,038	19,608,044	6,723,050	2,318,600	8,506,644	37,180,376
Net income	-	-	-	-	-	4,055,649	4,055,649
Foreign currency translation adjustments	-	-	-	-	2,037,005	-	2,037,005
Appropriation to reserves	-	-	-	484,156	-	(484,156)	-
Balance, December 31, 2008	24,038,183	$24,038	$19,608,044	$7,207,206	$4,355,605	$12,078,137	$43,273,030

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

1.	Corporate information and reorganization

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

GengSheng International Corporation was incorporated on November 3, 2004 in the British Virgin Islands (the "BVI") as Powersmart Holdings Limited. On June 6, 2007, it changed its name to GengSheng International Corporation ("GengSheng International").

On April 25, 2007, the Company completed a reverse acquisition transaction ("RTO") with GengSheng International, whereby the Company issued to the stockholder of GengSheng International 16,887,815 shares of the Company's stock in exchange for 100 shares of common stock of GengSheng International, which represented all of the issued and outstanding capital stock of GengSheng International. Accordingly, all references to common shares of GengSheng International's common stock have been restated to reflect the equivalent numbers of the Company's equivalent shares. GengSheng International thereby became the Company's wholly owned subsidiary and the former stockholder of GengSheng International became the Company's controlling stockholder.

This share exchange transaction resulted in GengSheng International's stockholder obtaining a majority voting interest in the Company. Accounting principles generally accepted in the United States of America require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Therefore, the RTO resulting in GengSheng International being treated as the accounting acquirer and the Company as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of GengSheng International became the historical financial statements of the Company, with no adjustment to the carrying value of the assets and liabilities. The 1,802,871 shares of the Company outstanding prior to the RTO are accounted for at an aggregate net book value of $3,036 at the time of the RTO.

The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the RTO as of the first day of the first period presented.

On April 25, 2007, the Company also completed a private placement pursuant to which the Company issued and sold 5,347,594 shares of its common stock to certain accredited investors for $10 million in gross proceeds ("2007 Private Placement"). In connection with this private placement, the Company paid a fee of $488,618 to Brean Murray Carret & Co., LLC, for their services as placement agent for the private placement and issued them a warrant for the purchase of 262,032 shares of the common stock in the aggregate. In addition, the Company paid $195,000 of the placement agency fee to Civilian Capital, Inc., for its services in connection with the private placement and granted to Civilian Capital, Inc. a warrant for the purchase of 112,299 shares of common stock in the aggregate.

There were 97 shares of the Company's common stock that were erroneously issued to a stockholder for rounding up after the 1-for-50 reverse split of the Company's common stock that occurred on December 11, 2006. The shares were returned and cancelled on May 1, 2007.

After the reverse acquisition, private placement and cancellation of 97 shares, the total common stock issued and outstanding of the Company was 24,038,183 shares.

On June 18, 2007, the board of directors of the Company authorized the change of the fiscal year from September 30 to December 31 and the related accounting period from January 1, 2007 to December 31, 2007, in order to be consistent with the accounting year of the Chinese operating entities after the RTO.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

1.	Corporate information and reorganization (Cont'd)

GengSheng International and its subsidiaries were reorganized prior to the RTO in order to simplify the group structure and for the fund raising activities.

In fiscal year 2005, the companies were comprised of GengSheng International, Henan GengSheng Refractories Co., Ltd ("Refractories"), Gongyi GengSheng Refractories Co., Ltd. ("Furnace"), Gongyi Sanwei Refractories Co., Ltd. ("Sanwei"), Henan GengSheng High-Temperature Materials Co., Ltd ("High-Temperature") and Smarthigh Holdings Limited ("Smarthigh"). Furnace was established in the PRC in July 1995 and Sanwei was established in the PRC in December 1985. Both Furnace and Sanwei were principally engaged in manufacturing and selling of monolithic refractory products.

Mr. Zhang was the sole stockholder of both GengSheng International and Smarthigh since their incorporation in November 2004. Prior to the reorganization as detailed in the following paragraph, Mr. Zhang was also a substantial stockholder, holding 91% of the registered capital each of Refractories, Furnace and Sanwei, and nine other individuals owned the remaining 9% of these companies in equal proportions (that is each individual held 1%).

Since the dates of establishment, each of Refractories, High-Temperature, Furnace and Sanwei was a domestic enterprise in the PRC. As a first step in the restructuring, GengSheng International was formed to acquire the entire equity interests of Refractories, Furnace and Sanwei at an aggregate consideration of $7,133,700 on December 3, 2004; hence all these three companies became its wholly-owned subsidiaries. The $7,133,700 was funded by Mr. Zhang to GengSheng International for acquiring these three companies and paid to their then stockholders including $6,491,700 to Mr. Zhang himself and $642,000 to the 9 individuals. Thereafter, the 9 minority shareholders have held no direct equity interest in any of these three companies.

On May 20, 2005, both Furnace and Sanwei were combined into Refractories pursuant to a combination agreement (the "Combination Agreement"). According to this Combination Agreement, all assets, liabilities, operations and resources of Furnace and Sanwei were assumed by Refractories. Upon the successful completion of the combination among these three companies, Furnace and Sanwei dissolved in December 2005.

In the fiscal year 2006, the companies are comprised of GengSheng International, Refractories, High-Temperature, Smarthigh and ZhengZhou Duesail Fracture Proppant Co., Ltd ("Duesail"). Duesail was established as a wholly foreign owned enterprise ("WFOE") on August 14, 2006.

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

On March 31, 2008, Refractories formed a new company Henan GengSheng Micronized Powder Materials Co., Ltd ("Micronized"). The planned investment amount is $5,712,000 (RMB40,000,000). However, its paid-up capital was $1,428,000 (RMB10,000,000) as of December 31, 2008. Micronized plans to begin operations in the third quarter of 2009.

On August 7, 2008, Refractories increased registered capital by $6,040,000 which was paid by GengSheng International Corporation. As of December 31, 2008, the registered capital of Refactories was $12,089,879.

On August 7, 2008, Duesail increased registered capital by $800,000 which was paid by GengSheng International Corporation. As of December 31, 2008, the registered capital of Duesail was $2,800,000.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

1.	Corporate information and reorganization (Cont'd)

Currently the Company has seven subsidiaries:

	Place/date of	The Company's
	incorporation or	effective ownership	Common stock/
Company name	establishment	interest	registered capital	Principal activities
GengSheng International Corporation	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares : Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd.	The People's Republic of China ("PRC")/ December 20, 1996	100% indirectly held through GengSheng International	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of monolithic refractory products
Henan GengSheng High-Temperature Materials Co., Ltd.	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products
Smarthigh Holdings Limited	BVI/ November 5, 2004	100% indirectly held through GengSheng International	Ordinary shares :-Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
ZhengZhou Duesail Fracture Proppant Co., Ltd.	PRC/ August 14, 2006	100% indirectly held through GengSheng International	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd.	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,712,000 and $1,428,000 fully paid up	Manufacturing and selling of fine precision abrasives
Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd	PRC/ April 13, 2004	100% indirectly held through Refractories	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC's Henan Province. Guizhou Southeast Prefecture GengSheng New Materials Company Limited, acquired during the year (see Note 2), is located in the Guizhou Province and is manufacturing corundum materials, a major raw material for production of refractory. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramic, fracture proppant products, fine precision abrasives and corundum materials.

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed Al2 O3 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primarily sourced from suppliers located in the PRC. The production facilities of the Company other than the Prefecture's sub-processing factory located in Guizhou, are also located in Henan Province.

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing Monolithic refractory. Fine precision abrasive is the Company's new product, which is used for slicing the solar-silicon bar and polishing the equipment surface, will be launched in coming year 2009. The Company's customers include some of the largest steel and iron producers and petroleum and chemical producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

2.	Acquisition

On June 12, 2008, Refractories entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu and its assets. Xinyu was then renamed as Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd ("Prefecture") on June 18, 2008. The consideration is scheduled to be paid by Refactories in two installments. The first installment amounted to $787,860 (RMB5,400,000) was required to be paid on June 12, 2008 and the second installment amounted to $87,540 (RMB600,000) was required to be paid within 30 days after completing the transfer registration with the Commerce Department. As of December 31, 2008, $875,400 had been fully paid. The acquisition is an upstream integration to provide synergy in the form of reduced production costs and stable supply.

The following table summarizes the allocation of the purchase price reflecting the fair values of Prefecture's each major class of assets acquired at the date of acquisition:

As of June 12, 2008

Cash and cash equivalents	$106
Other receivables, prepayments and deposits	3,104
Inventories	141,303
Property, plant and equipment, net	289,798
Fair value of net assets acquired	434,311
Goodwill (Note 8)	441,089
Purchase price of acquisition	$875,400
Satisfied by:-
Cash payment	$875,400
Net cash paid to acquire Prefecture	$875,294

As of December 31, 2008, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Prefecture amounting to $441,089 which represents the excess of the initial purchase price of $875,400 over the fair value of acquired identifiable net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008.

The unaudited pro forma financial information presents the combined operating results of the Company with the operations of Prefecture for the year ended December 31, 2008 and 2007 respectively, as if the acquisition had occurred as of the beginning of fiscal year 2007:

	Year ended
	December 31,	December 31,
	2008	2007

Revenue	$49,762,638	$39,692,908
Net income	4,078,689	3,062,863
Profit per share:
- Basic	0.17	0.14
- Diluted	0.17	0.14

This unaudited pro forma financial information is presented for information purposes only. The unaudited pro forma financial information may not necessarily reflect the future results of operations or the results of operations that would have been had the Company owned and operated this business as of the beginning of the years presented.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

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

Minority interests

Minority interests resulted from the consolidation of an 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment and the impairment of goodwill. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade, bills and other receivables. As of December 31, 2008 and 2007, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to a certain percentage of the bills amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

During the reporting periods, one customer representing 10% or more of the Company's consolidated sales is:

	Year ended December 31,
	2008	2007	2006

Rizhao Steel Co., Ltd.	$8,698,230	$6,393,685	$4,553,646

As of December 31, 2008 and 2007, approximately 10% and 12% of gross trade receivables were due from this customer.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2008 and 2007, almost all the cash and cash equivalents were denominated in Renminbi ("RMB") and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont'd)

Restricted Cash

Deposits in banks pledged as collateral for bills payable (Note 4) that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management established the general provisioning policy to make allowance equivalent to 1% of trade receivables due below 1 year, 5% of trade receivables due from 1 to 2 years, 40% of trade receivables due from 2 to 3 years and 70% of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and not expect to change this established policy in the near future.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company establishes a general policy to make a 50% provision for inventories aged over 1 year. Historically, the actual net realizable value is close to the management's estimation.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.

Summary of significant accounting policies (Cont'd)

Depreciation is provided on straight-line basis over their estimated useful lives. The principal effective depreciation rates are as follows:

Effective annual rate

Buildings	5- 7%
Plant and machinery	9-33%
Furniture, fixtures and equipment	9-20%
Motor vehicles	9-18%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The intangible assets of the Company are comprised of unpatented and patented technologies. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract as detailed in Note 8. It is not subject to amortization until its useful life is determined to be no longer indefinite. Accordingly, unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Patented technology is determined to have useful life of 13 years pursuant to the purchase contract as detailed in Note 8. Patented technology is stated at cost of purchase less any accumulated amortization and any identified impairment losses in the annual impairment review.

Goodwill

Goodwill is recognized upon acquisition of the equity interest in Prefecture, which represent the excess of the purchase price over the fair value of acquired identified net assets of Prefecture at the time of acquisition. It is stated at cost less annual impairment.

Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the leases of 39 to 50 years obtained from the relevant PRC land authority.

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont'd)

Government grant

The government grants for the year ended December 31, 2008 mainly represents incentive payment from the local government for the advanced technology subsidy paid to Refractories.

The government grants for year ended December 31, 2007 mainly represents incentive payment from the local government for the successful back-door listing and good performance by Refractories.

The government grants for year ended December 31, 2006 are mainly related to the employment of the handicapped by the company. The company was entitled to such grant when it hired the required number of handicapped staff in addition to the Tax Concession according to the relevant PRC rules.

The government grant is recognized in the consolidated statements of income when the relevant performance criteria are met.

Revenue recognition

Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the sales price is fixed or determinable and collection is reasonably assured.

Selling expenses

Selling expenses mainly consist of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expenses which are incurred during selling activities.

Advertising, shipping and handling costs, research and development expenses

Advertising, shipping and handling costs and other product-related costs are charged to expense as incurred.

Advertising expense amounting to $34,524, $50,037 and $136,525 for three years ended December 31, 2008, 2007 and 2006, respectively, were included in selling expenses.

Shipping and handling costs amounting to $3,283,617, $2,916,163 and $1,997,330 for three years ended December 31, 2008, 2007 and 2006, respectively, were included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. They are expensed when incurred.

Research and development costs amounting to $104,695, $86,990 and $11,596 for three years ended December 31, 2008, 2007 and 2006, respectively, were included in general and administrative expenses.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company's products under the warranty program. As of December 31, 2008 and 2007, such receivables amounted to $1,607,431 and $837,043 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. During the years ended December 31, 2008, 2007 and 2006, such warranty expenses amounted to approximately $231,000, $114,000 and $77,000 respectively and are included in the cost of sales. Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company's operation during the reporting periods. However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont'd)

Cost of sales

Cost of sales consists primarily of material costs, freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, research and development costs, labor protection and salaries and wages which are incurred at the administrative level and exchange difference.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is the Renminbi ("RMB") and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity. The exchange rates in effect as of December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. The average exchange rates for the years end December 31, 2008, 2007 and 2006 were RMB1 for $0.14415, $0.1317 and $0.1256 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recorded in other comprehensive income are translation exchange gains which amounted to $2,037,005, $1,450,843 and $556,201 for the three years ended December 31, 2008, 2007 and 2006 respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont'd)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares during the period presented.

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

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not materially impact the Company's financial position, results of operations or cash flows.

SFAS No. 107 "Disclosures About Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont'd)

	As of December 31, 2008		As of December 31, 2007
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Unsecured interest-bearing
loan	$220,050	$208,954	$205,650	$191,356
Collateralised short-term
bank loans	2,640,600	1,537,649	6,484,830	4,044,600

	$2,860,650	$1,746,603	$6,690,480	$4,235,956

The fair value of collateralized borrowings is based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

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

Recently issued accounting pronouncements

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for our fiscal year beginning January 1, 2008. The adoption of this statement has no material effect on the Company's financial statements.

SFAS No. 141R, "Business Combinations"

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS No. 141 (Revised) will have on its financial statements upon adoption.

SFAS No. 160, "Non-controlling ("Minority") Interests in Consolidated Financial Statements"

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS No. 160 will have on its financial statements upon adoption.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont'd)

SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities"

In March 2008, the FASB issued SFAS No.161 "Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No.133". SFAS No.161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The management is in the process of evaluating the impact that SFAS No.161 will have on the Company's financial statements upon adoption.

SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles"

In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles", which will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to U.S Auditing ("AU"), Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in change in practice. The management is in the process of evaluating the impact that SFAS No.162 will have on the Company's financial statements upon adoption.

4.	Restricted cash and bills payable

	As of December 31
	2008	2007

Bank deposits held as collateral for bills payable	$1,760,400	$274,200

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As security for the banks' undertakings, the Company is required to pay the banks' charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills' amounts in issued.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

5.	Trade receivables

	As of December 31,
	2008	2007
Trade receivables	$30,678,909	$23,244,100
Allowance for doubtful debts	(652,234)	(523,048)
	$30,026,675	$22,721,052

An analysis of the allowance for doubtful debts accounts for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006

Balance at beginning of year	$523,048	$569,607	$661,736
Addition/(recovery) of doubtful debt expenses, net	90,952	(82,693)	(126,287)
Translation adjustments	38,234	36,134	34,158
Balance at end of year	$652,234	$523,048	$569,607

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

6.	Other receivables and prepayments

	As of December 31,
	2008	2007

Government grant receivables (Note 6a)	$733,500	$685,500
Loans to third parties (Note 6b)	443,123	723,574
Value added tax and other tax recoverable	5,618	104,549
Deposits for purchase of raw materials	496,931	1,753,564
Other receivables	749,545	106,741
Advances to staff (Note 6c)	1,541,773	735,518
	3,970,490	4,109,446
Allowance for doubtful debts	(362,243)	(338,538)
	$3,608,247	$3,770,908

An analysis of the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is as follows:

		Year ended December 31,
	2008	2007	2006

Balance at beginning of year	$338,538	$482,580	$385,949
Addition/(recovery) of doubtful debt expense, net	-	(170,512)	68,028
Translation adjustments	23,705	26,470	28,603
Balance at end of year	$362,243	$338,538	$482,580

Notes :-
a.	Government grant receivables mainly represented incentive payment receivable from the local government for the successful back-door listing and good performance by Refractories.
b.	The amounts are interest-free, unsecured and repayable on demand.
c.	The amount mainly represents staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

7.	Inventories

	As of December 31,
	2008	2007

Raw materials	$4,343,227	$2,915,773
Work-in-progress	490,526	527,474
Finished goods	7,361,076	4,640,026
	12,194,829	8,083,273
Provision for obsolete inventories	(24,636)	(23,024)
	$12,170,193	$$8,060,249

Note: During the years ended December 31, 2008, 2007 and 2006, provision for obsolete inventories amounting to $-, $- and $(23,306) were recognized in the cost of goods sold.

8.	Intangible assets and goodwill

	As of December 31,
	2008	2007
Unpatented technology – Note 8a	$366,750	$342,750
Patented technology – Note 8b	586,800	-

	$953,550	$342,750
Goodwill – Note 8c	$441,089	$-

Note a: In 2007, Refractories entered into a contract with an independent third party to purchase unpatented technical technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, annual impairment review is performed by management and no impairment was identified and accordingly, it is stated at cost in 2008.

Note b: In late 2008, Gengsheng International, entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents "know-how" on methods and installation for removal particles from the powder for Abrasives. As the production line is still in the development stage, no amortization and no impartment is expected. It would be amortized when the relevant production line is available for use in the third quarter of 2009. The estimated aggregate amortization expenses for patented technology for the five succeeding years are as follows:

Year	Amount

2009	$24,450
2010	48,900
2011	48,900
2012	48,900
2013	48,900

$220,050

Note c: The goodwill was identified upon the acquisition of 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, an annual impairment review was performed by management and no impairment has been identified.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

9.	Property, plant and equipment, net

	As of December 31,
	2008	2007
Costs:
Buildings	$7,950,012	$6,888,992
Plant and machinery	2,461,105	2,401,134
Furniture, fixtures and equipment	1,257,575	261,577
Motor vehicles	1,520,517	1,007,753
	13,189,209	10,559,456
Accumulated depreciation	(3,235,130)	(2,300,879)
Construction in progress	700,613	474,790
Net	$10,654,692	$8,733,367

During the years, depreciation is included in:

	Year ended December 31,
	2008	2007	2006

Cost of goods sold and overhead of inventories	$454,431	$385,566	$253,695
Other	305,269	205,924	135,619
	$759,700	$591,490	$389,314

Note: During the years ended December 31, 2008, 2007 and 2006, property, plant and equipment with carrying amounts of $3,263, $81,517 and $6,597 were disposed of at considerations of $11,532, $71,102 and $34,682 resulting in gain (loss) of $8,269, $(10,415) and $28,085, respectively.

10.	Land use right

	As of December 31
	2008	2007

Right to use land	$1,035,974	$968,180
Accumulated amortization	(79,058)	(52,013)
	$956,916	$916,167

The Company obtained the right from the relevant PRC land authority for periods ranging from 39 to 50 years to use the lands on which the office premises, production facilities and warehouses of the Company are situated.

During the three years ended December 31, 2008, 2007 and 2006, amortization amounted to $22,996, $15,452 and $22,195 respectively.

As of December 31, 2008 and 2007, land use right with net book value of $760,455 (Note 13) and $- respectively was pledged for certain bank loans.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

10.	Land use right (Cont'd)

The estimated aggregate amortization expenses for land use right for the five succeeding years are as follows:

Year	Amount

2009	$23,402
2010	23,402
2011	23,402
2012	23,402
2013	23,402
$117,010

11.	Other payables and accrued expenses and advances from directors

	As of December 31,
	2008	2007

Accrued audit fee	$88,020	$89,115
Interest payable	152,586	167,827
Other accrued expenses	181,355	39,892
Value added tax and other tax payables	1,704,222	1,234,268
Sales receipts in advance	1,569,241	799,307
Salaries payable	623,122	541,474
Staff welfare payable (Note 11a)	172,727	129,914
Advances from government	1,246,950	-
Freight charges payable	38,823	36,641
Other payables	233,318	261,111
	$6,010,364	$3,299,549
Advances from directors (Note 11b)	$2,460,820	$-

Note a. Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Note b. During this year, the Company received cash advance from director. The advances from director are unsecured, interest free and repayable on demand.

12.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

13.	Collateralized short-term bank loans

	As of December 31,
	2008	2007

Bank loans wholly repayable within 1 year	$2,640,600	$6,484,830

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

13.	Collateralised short-term bank loans (Cont'd)

The above bank loans are denominated in RMB and carry average interest rates at 9.56% per annum with maturity dates ranging from four months to eight months.

The bank loans as of December 31, 2008 were guaranteed by Mr. Zhang and the Company's senior management and collateralized by land use rights with a carrying value of $760,455 (Note 10).

14.	Unsecured interest-bearing loan

The unsecured loan was advanced from local government and carried interest at 7.56% per annum and was repayable on demand.

15.	Common stock

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

97 shares of the Company's common stock were erroneously issued to a stockholder for rounding up after the 1-for-50 reverse split of the Company's common stock that occurred on December 11, 2006. The shares were returned and cancelled on May 1, 2007.

16.	Statutory and other reserves

The Company's statutory and other reserves were comprised as follows:

	As of December 31,
	2008	2007

Statutory reserves	$3,651,170	$3,167,014
Special reserve	3,556,036	3,556,036
	$7,207,206	$6,723,050

Statutory reserves

Under PRC regulations, Refractories, Furnace, Sanwei, High-Temperature and Duesail may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Special reserve

Before the reorganization as detailed in Note 1, Furnace was entitled to a special tax concession ("Tax Concession") because it employed the required number of disabled staffs according to the relevant PRC tax rules. In particular, this Tax Concession exempted Furnace from paying enterprise income tax. However these tax savings can only be used for future development of its production facilities or welfare matters, and cannot be distributed as cash dividends. Accordingly, the same amount of tax savings was set aside and taken to special reserve which are not available for distribution. This reserve as maintained by Furnace has been combined into Refractories upon the combination as detailed in Note 1 and is subject to the same restrictions in its usage.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

17.	Accumulated other comprehensive income

The accumulated other comprehensive income consists of cumulative foreign currency translation adjustments only.

18.	Finance costs

	Year ended December 31,
	2008	2007	2006

Interest expenses	$531,648	$296,846	$123,955
Bills discounting charges	244,379	133,016	102,281
	$776,027	$429,862	$226,236

19.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America ("U.S.") and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International Corporation and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

On March 16, 2007, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the "New CIT Law"). The New CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008.

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to the enterprise income tax at 33%, of which 30% was national tax and 3% was local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations. Following the change of the legal form of Refractories from a domestic enterprise to a WFOE (after its entire equity interest was acquired by GengSheng International), Refractories became subject to a preferential enterprise income tax rate at 30%. Further, according to the PRC tax laws and regulations, Refractories being a WFOE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate ("Tax Holiday"). As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from the enterprise income tax for the fiscal years 2005 and 2006 and was subject to the enterprises income tax at a rate of 15% for the fiscal year 2007. However, as a result of the new unified tax law mentioned above, for the fiscal years 2008 and 2009, Refractories will be subject to enterprise income tax at a rate of 12.5% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 25%.

High-Temperature engages in an advanced technology industry and has passed the inspection of the provincial high-tech item, so its was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority. High-Temperature received such certificates in 2004 and 2006. Accordingly, High- Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. Pursuant to the notices issued by the State Administration Taxation dated January 30, 2008 and April 14, 2008, High-Temperature can continue to enjoy the preferential tax rate of 15% in 2008. As its high technology industry status has not been re-registered and approved by the relevant PRC authority, High-Temperature will be subject to enterprise income tax at the unified rate of 25% after 2008.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes (Cont'd)

Duesail, being a WFOE, is subject to a preferential enterprise income tax rate at 30% and is entitled to the Tax Holiday upon application. In fiscal year 2007, Duesail did not apply for such Tax Holiday as no assessable profit was generated by Duesail since its establishment on August 25, 2006. Under the New CIT Law, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail will be exempted from the enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to the enterprise income tax at a rate of 12.5% for fiscal years from 2010 to 2012 and a rate of 25% thereafter.

Prefecture, being a domestic enterprise established in the PRC was subject to enterprise income tax at 33%. Prefecture is located in Guizhou, in accordance with the Guizhou Province of Western Development Scheme and the City Investment Policy issued by the central government of the PRC, and was entitled to a three-year exemption from the enterprise income tax followed by a two-year 50% reduction in its enterprise income tax, starting from 2005. As such, Prefecture was exempted from the enterprise income tax for fiscal years 2005 to 2007 and under the New CIT Law mentioned above, Prefecture is subject to enterprise income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting from the fiscal year 2010, Prefecture will be subject to the enterprises income tax at the unified rate of 25%.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2008.

The components of the provision (benefit) for income taxes from continuing operations are:

	Year ended December 31,
	2008	2007	2006

Current taxes - PRC	$463,047	$1,298,177	$22,231
Deferred taxes - PRC	2,128	(33,540)	(15,221)
	$465,175	$1,264,637	$7,010

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	Year ended December 31,
	2008	2007	2006
Provision for income taxes at statutory income tax rate
25% in 2008 and 30% in 2007 and 2006	$1,127,978	$1,291,614	$1,351,418
Non-deductible items for tax	477,282	1,722,673	135,682
Income not subject to tax	(532,619)	(309,124)	(945)
Tax Holiday	(607,466)	(1,440,405)	(1,458,005)
Tax rate differential	-	(121)	(21,140)
	$465,175	$1,264,637	$7,010

During the years ended December 31, 2008, 2007 and 2006, the amounts of benefit from the tax holiday and tax concession were $607,466, $1,440,405 and $1,458,005 and the effect on basic earnings per share were $0.03, $0.07 and $$0.09, respectively.

F-25

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes (Cont'd)

Deferred tax assets (liabilities) as of December 31, 2008 and 2007 are composed of the following:

	As of December 31,
	2008	2007
PRC
Current deferred tax assets:
Temporary differences in recognizing net income for financial reporting purposes and for tax purposes	$31,729	$17,151
Allowance for doubtful debts	23,140	33,403
	$54,869	$50,554
Current deferred tax (liabilities):
Temporary differences in recognizing net income for financial reporting purposes and for tax purposes	$(21,486)	-
Non-current deferred tax (liability): Intangible assets	-	$(14,995)

20.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income	$4,037,825	$2,998,883	$4,496,102
Denominator:
Weighted average common shares
used to compute basic EPS	$24,083,183	$21,785,329	$16,887,815
Dilutive potential from assumed exercise
of warrants	-	91,705	-
Weighted average common shares
used to compute diluted EPS	$24,083,183	$21,877,034	$16,887,815

Earnings per share - Basic	$0.17	$0.14	$0.27

Earnings per share - Diluted	$0.17	$0.14	$0.27

The per share data reflects the recapitalization of stockholders' equity as if the reorganization occurred as of the beginning of the first period presented.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

21.	Commitments and contingencies

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

During the years ended December 31, 2008, 2007 and 2006, the Company has incurred expenditures for routine pollutant discharge fees amounting to $15,857, $13,170 and $14,064 respectively. These costs were incurred in general and administrative expenses.

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of December 31,
	2008	2007

Guarantees	$26,479,350	$13,984,200

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of December 31, 2008 and December 31, 2007.

(c) As of December 31, 2008 and 2007, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $927,000 and $516,182 respectively, which was contracted for but not provided in these financial statements.

(d) As of December 31, 2008, the Company has capital commitments in connection with its payment of registered capital for Micronized in the amount of $4,284,000. The amount is payable within 12 months after the date of Micronized incorporation.

22.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income. The Company contributed $336,157, $150,097 and $150,595 for the three years ended December 31, 2008, 2007 and 2006 respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment Information

The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products, fracture proppant products, fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information": Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision abrasives. However, since the Company has not yet commenced production of fine precision abrasives, there is not yet any revenue from this new product line.

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

	Monolithic refractory products			Functional ceramic products			Fracture proppant products			Fine precision abrasives			Total

	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Revenue from
external
customers	$43,129,080	$38,088,784	$26,641,013	$1,511,633	$1,154,263	$840,526	$5,121,925	$449,861	$-	$-	$-	$-	$49,762,638	$39,692,908	$27,481,539
Interest
income	35,599	81,938	8,373	580	270	-	344	-	-	-	-	-	36,523	82,208	8,373
Interest
expenses	529,434	294,758	109,963	-	98	-	2,214	-	13,992	-	-	-	531,648	294,856	123,955

Depreciation	388,275	313,043	260,404	119,725	101,716	87,343	251,700	176,731	41,567	-	-	-	759,700	591,490	389,314

Amortization	18,243	11,110	18,055	4,753	4,342	4,140	-	-	-	-	-	-	22,996	15,452	22,195
Segment
profit (loss)	3,868,802	9,465,186	4,509,529	(83,522)	462,695	140,934	726,057	(315,654)	(145,978)	(46,559)	-	-	4,464,778	9,612,227	4,504,485
Segment
assets	49,340,967	49,147,707	24,276,394	3,303,873	2,653,353	2,789,710	9,594,820	2,521,777	3,871,279	6,240,253	-	-	68,479,913	54,322,837	30,937,383
Capital
expenditures	$1,001,187	$3,169,468	$690,946	$80,083	$15,538	$101,372	$208,632	$1,085,647	$2,838,731	$6,111,092	$-	$-	$7,400,994	$4,270,653	$3,631,049

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information (Cont'd)

Segment Information by products for the year ended December 31, 2008, 2007 and 2006

	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture
	Materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	Total
Year ended
December 31, 2008

Revenue	$31,125,242	$97,465	$11,906,373	$628,004	$552,002	$331,627	$5,121,925	$49,762,638

Year ended
December 31, 2007

Revenue	$26,240,718	$1,037,147	$10,810,919	$570,973	$35,565	$547,725	$449,861	$39,692,908
Year ended
December 31, 2006

Revenue	$17,727,917	$855,154	$8,057,942	$348,136	$324,118	$168,272	$-	$27,481,539

1Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information (Cont'd)

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2008	2007	2006

Total consolidated revenue	$49,762,638	$39,692,908	$27,481,539
Total profit for reportable segments	$4,464,778	$9,612,227	$4,504,485
Unallocated amounts relating to operations:
Interest income	-	-	325
Other income	47,229	-	-
Other general expense	(95)	(5,442)	(81)
Interest expense	-	(1,990)	-
Unusual charge - make good provision	-	(5,299,414)	-
Income before income taxes and minority interests	$4,511,912	$4,305,381	$4,504,729

	As of December 31,
	2008	2007
Assets

Total assets for reportable segments	$68,479,913	$54,322,837
Cash and cash equivalents	31,215	184,855
	$68, 511,128	$54,507,692

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Year ended December 31,
	2008	2007	2006
Assets

PRC	$45,860,664	$36,199,315	$23,280,926
Others - Note	3,901,974	3,493,593	4,200,613
Total	$49,762,638	$39,692,908	$27,481,539

Note :

They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

24.	Related party transactions

Apart from the transactions as disclosed elsewhere in these financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

25.	Stock-based compensation

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

Stock Compensation-The Company granted a warrant for the purchase of 112,299 and 262,032 shares of common stock to Civilian Capital, Inc., and Brean Murray Carret & Co., LLC, respectively for the services in connection with the private placement on April 25, 2007. The Company valued the options by the Black-Scholes option-pricing model with the amount of $748,034 which was recorded as cost of raising capital against additional paid-in capital.

26.	Make good escrow agreement

In connection with the 2007 private placement and financial advisory agreement, for the benefit of the investors and financial advisors, Mr. Zhang entered a make good escrow agreement (the "Make Good Escrow Agreement") with the investors and advisors on April 27, 2007. Pursuant to the Make Good Escrow Agreement, Mr. Zhang placed into escrow an aggregate of 3,312,134 shares (2,673,796 shares for investors and 638,338 shares for advisors) of common stock owned by him ("Escrow Shares"). One-half of the Escrow Shares ("Potential 2007 Make Good Shares") were pledged to secure the Company's commitment to achieve the After-Tax Net Income ("ATNI") of $8,200,000 for fiscal 2007 and one-half of the Escrow Shares ("Potential 2008 Make Good Shares") were pledged to secure the Company's commitment to achieve the ATNI of $13,500,000 for fiscal 2008.

If the ATNI for the fiscal year ended December 31, 2007 was less than $8,200,000, a certain percentage of the Potential 2007 Make Good Shares, depends and based on the level of ATNI reported in the 2007 Annual Report, would be distributed to the investors and financial advisors for no additional consideration. If the ATNI for the fiscal year ended December 31, 2008 is less than $13,500,000, a certain percentage of the Potential 2008 Make Good Shares, depends and based on the level of ATNI reported in the 2008 Annual Report, would be distributed to the investors for no consideration. Any shares not distributed to the investors and financial advisors would be released back to Mr. Zhang. For the purpose of determining whether or not the ATNI threshold has been met, the return of any shares to Mr. Zhang will not be deemed an expense to the Company.

Excluding the make good provision of $5,299,414, the ATNI is $8,298,297 for 2007 and thus the Company has achieved the 2007 Guaranteed ATNI.

Following the achievement of the 2007 Guaranteed ATNI, the shares released back to Mr. Zhang treated as an expense for the amount of the market value of the shares as of the date of the performance goals were met, i.e. December 31, 2007. The total expense recognized for the fiscal year 2007 is $5,299,414. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence.

In 2008, the Company did not achieve the Guaranteed ATNI of $13,500,000 and the Potential 2008 Make Good Shares will be distributed to investors pursuant to the Make Good Escrow Agreement executed on April 27, 2007 (the "Make Good Escrow Agreement), after the annual report of 2008 is filed with the US Securities and Exchange Commission.

27.	Post balance sheet event

As of March 23, 2009, a wholly owned subsidiary, Refractories entered into a short term working capital loan contract with a local PRC bank for one year repayment term. The amount of the loan was approximately $2,886,003 (equivalent to RMB20,000,000) and carries an interest rate of 5.841%.