Form 10-Q
period 2009-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2009-05-15
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

Commission File Number: 0-51527

CHINA GENGSHENG MINERALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	91-0541437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 88 Gengsheng Road
Dayugou Town, Gongyi, Henan
People’s Republic of China, 451271
(Address of Principal Executive Offices, Including Zip Code)

(86) 371-64059818
 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No ☐

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

PART I
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

(Stated in US Dollars)	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,827,233	$955,732
Restricted cash-Note 5	4,248,500	1,760,400
Trade receivables	29,461,779	30,026,675
Bills receivable	1,287,281	631,560
Other receivables and prepayments	4,691,730	3,608,247
Inventories-Note 6	12,883,416	12,170,193
Deferred tax assets	31,685	54,869

Total current assets	56,431,624	49,207,676
Deposits for acquisition of property, plant and equipment	7,326,038	6,297,205
Deposits for acquisition of land use right	216,264	—
Intangible asset-Note 7	952,250	953,550
Goodwill-Note 7	441,089	441,089
Property, plant and equipment, net-Note 8	10,580,901	10,654,692
Land use right	950,304	956,916

TOTAL ASSETS	$76,898,470	$68,511,128

LIABILITIES AND EQUITY
Current liabilities:
Trade payables	$9,966,323	$9,548,854
Bills payable	6,299,500	3,520,800
Other payables and accrued expenses	5,265,049	6,010,364
Advances from a director	1,100,605	2,460,820
Income taxes payable	370,983	349,293
Non-interest-bearing loans-Note 9	69,954	290,100
Collateralized bank loans-Note 10	9,229,500	2,640,600
Unsecured interest-bearing loan-Note 11	219,750	220,050
Deferred tax liabilities	21,457	21,486

TOTAL LIABILITIES	32,543,121	25,062,367

COMMITMENTS AND CONTINGENCIES-Note 16

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $0.001 par value 100,000,000 shares authorized, 24,038,183 shares issued and outstanding-Note 12	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves	7,207,206	7,207,206
Accumulated other comprehensive income	4,299,912	4,355,605
Retained earnings	13,031,755	12,078,137

Total stockholders’ equity	44,170,955	43,273,030
NONCONTROLLING INTERESTS	184,394	175,731

TOTAL EQUITY	44,355,349	43,448,761

TOTAL LIABILITIES AND EQUITY	$76,898,470	$68,511,128

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31,
(Stated in US Dollars)	2009 (Unaudited)	2008 (Unaudited)

Sales	$12,398,010	$9,614,152

Cost of goods sold	8,641,708	6,055,595

Gross profit	3,756,302	3,558,557

Operating expenses
General and administrative expenses	1,011,183	634,904
Amortization and depreciation	98,289	104,002
Selling expenses	1,529,468	1,366,516

Total operating expenses	2,638,940	2,105,422

Net operating income	1,117,362	1,453,135

Other income (expenses)
Government grant income	36,891	58,998
Interest income	8,664	2,202
Other income	32,966	24,588
Finance costs-Note 13	(187,236)	(188,498)

Total other expenses	(108,715)	(102,710)

Income before income taxes and noncontrolling interests	1,008,647	1,350,425
Income taxes-Note 14	(46,126)	(150,790)

Net income	962,521	1,199,635
Net income attributable to noncontrolling interests	(8,903)	(10,353)

Net income attributable to Company’s stockholders	$953,618	$1,189,282

Net income	$962,521	$1,199,635

Other comprehensive income
Foreign currency translation adjustment	(55,933)	1,220,905

Comprehensive income	$906,588	$2,420,540
Comprehensive income attribute to noncontrolling interests	(8,663)	(7,525)

Comprehensive income attribute to Company’s stockholders	$897,925	$2,413,015

Earnings per share-Basic	$0.04	$0.05
Earnings per share-Diluted	$0.04	$0.05

Weighted average number of shares – Basic	24,038,183	24,038,183
Weighted average number of shares – Diluted	$24,038,183	$24,180,946

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Stated in US Dollars)	2009 (Unaudited)	2008 (Unaudited)

Cash flows from operating activities
Net income attributable to the Company’s stockholders	$953,618	$1,189,282
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	230,101	184,474
Amortization of land use right	6,115	3,982
Deferred taxes	23,110	30,612
Noncontrolling interests	8,903	10,353
Changes in operating assets and liabilities:
Restricted cash	(2,490,670)	—
Trade receivables	523,995	826,060
Bills receivables	(656,628)	4,541,512
Other receivables and prepayments	(1,085,158)	(3,424,414)
Inventories	(729,885)	(2,281,299)
Trade payables	430,516	876,088
Bills payables	2,783,690	—
Other payables and accrued expenses	(738,865)	642,900
Income tax payable	22,169	(408,751)

Net cash flows (used in) provided by operating activities	$(718,989)	$2,190,799

Cash flows from investing activities
Payments to acquire and deposit for land use right	(216,278)	—
Payments to acquire and deposit for acquisition of property, plant and equipment	(1,209,050)	(914,921)

Net cash flows used in investing activities	(1,425,328)	(914,921)

Cash flows from financing activities
Proceeds from bank loans	6,592,950	—
Repayment to bank loans	—	(321,471)
Repayment of non-interest-bearing loans	(219,765)	(189,580)
Repayment to a director	(1,356,952)	—

Net cash flows provided by (used in) financing activities	5,016,233	(511,051)

Effect of foreign currency translation on cash and cash equivalents	(415)	92,015

Net increase in cash and cash equivalents	2,871,501	856,842

Cash and cash equivalents - beginning of period	955,732	1,964,390

Cash and cash equivalents - end of period	$3,827,233	$2,821,232

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$76,214	$26,670
Income taxes	$—	$373,371

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with FASB Statement No. 160, "Noncontrolling Interest in Consolidated Financial Statements", the noncontrolling interest is presented within stockholders’ equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings equity attributable to the Company's stockholders as previously reported.

2.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. The Company’s common stock is quoted on the NASD over-the-counter bulletin board under the symbol “CHGS.”

Currently the Company has seven subsidiaries:

Company name	Place/date of incorporation or establishment	The Company’s effective ownership interest	Common stock/ registered capital	Principal activities

GengSheng International Corporation	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares: Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd.	The People’s Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through GengSheng International	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of monolithic refractory products

Henan GengSheng High-Temperature Materials Co., Ltd.	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited	BVI/ November 5, 2004	100% indirectly held through GengSheng International	Ordinary shares: Authorized: 50,000 shares of $1 each paid up: 100 shares of $1 each	Investment holding

ZhengZhou Duesail Fracture Proppant Co., Ltd.	PRC/ August 14, 2006	100% indirectly held through GengSheng International	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd.	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd	PRC/ April 13, 2004	100% indirectly held through Refractories	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

3.	Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC’s Henan Province. Guizhou Southeast Prefecture GengSheng New Material Company Limited (the “Prefecture”), is located in the Guizhou Province and is manufacturing corundum materials, a major raw material for production of refractory. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramic, fracture proppant products, fine precision abrasives, and corundum materials.

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed AI2O3 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primarily sourced from suppliers located in the PRC. The production facilities of the Company other than the Prefecture’s sub-processing factory located in Guizhou, are also located in Henan Province.

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing Monolithic refractory. Fine precision abrasive is the Company’s new product, which is used for slicing the solar-silicon bar and polishing the equipment surface, will be launched in coming third quarter 2009. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

4.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables, and financial guarantee issued to third parties. As of March 31, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Regarding bills receivable, they are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to a certain percentage of the bills amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks. The financial guarantees issued to third parties are located in the PRC. The management believes they are high credit ratings and good reputation in their industries.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

During the reporting periods, two customers representing 10% or more of Company’s condensed consolidated sales are:

	Three months ended March 31,
	(Unaudited)
	2009	2008

Rizhao Steel Co., Ltd.	$2,412,053	$2,256,354
HanGang Steel Co., Ltd.	$1,589,669	$—

	$4,001,722	$2,256,354

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No.157 defines fair value, establishes a framework for measuring fair value in the US GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS No.157 on January 1, 2008. The adoption of SFAS No.157 did not materially impact the Company’s financial position, results of operations or cash flows.

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of March 31, 2009 (Unaudited)		As of December 31, 2008 (Audited)

	Carrying amount	Fair value	Carrying amount	Fair value

Collateralized bank loans	$9,229,500	$6,309,648	$2,640,600	$1,537,649

The fair values of collateralized borrowings are based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company’s financial statements. It only affects certain presentation and disclosures regarding noncontroling interest as set out in note 1.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement has no material effect on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”, which will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to U.S Auditing (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in change in practice. The adoption of this statement has no material effect on the Company’s financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS No.107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS No.115-2 and FAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

5.	Restricted cash

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)

Bank deposits held as collateral for bills payable	$4,248,500	$1,760,400

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the banks’ charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills’ amounts in issue.

6.	Inventories

	As of March 31, 2009 (Unaudited)	As of December 31 2008 (Audited)

Raw materials	$4,288,057	$4,343,227
Work-in-progress	492,381	490,526
Finished goods	8,127,581	7,361,076

	12,908,019	12,194,829
Provision for obsolete inventories	(24,603)	(24,636)

	$12,883,416	$12,170,193

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Intangible assets and Goodwill

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)

Unpatented technology – Note a	$366,250	$366,750
Patented technology – Note b	586,000	586,800

	$952,250	$953,550

Goodwill – Note c	$441,089	$441,089

Note a: Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, annual impairment review was preformed by management and no impairment was identified and accordingly, it is stated at cost as at March 31, 2009.

Note b: In late 2008, Gengsheng International, entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasives. As the production line is still in the development stage, no amortization and no impartment is expected. It would be amortized when the relevant production line is available for use in the third quarter of 2009.

The estimated aggregate amortization expenses for patented technology for the five succeeding years are as follows:

Year	Amount

2010	$48,900
2011	48,900
2012	48,900
2013	48,900
2014	48,900

$244,500

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

8.	Property, plant and equipment

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)

Costs:
Buildings	$7,917,036	$7,950,012
Plant and machinery	2,475,759	2,461,105
Furniture, fixtures and equipment	1,284,358	1,257,575
Motor vehicles	1,559,671	1,520,517

	13,236,824	13,189,209
Accumulated depreciation	(3,460,731)	(3,235,130)
Construction in progress	804,808	700,613

Net	$10,580,901	$10,654,692

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

10.	Collateralized bank loans

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)

Bank loans wholly repayable within 1 year	$9,229,500	$2,640,600

The above bank loans are denominated in RMB and carry an average interest rate at 7.33% per annum. The maturity dates are within one year. The bank loans as of March 31, 2009 were guaranteed by Mr. Zhang and the Company’s senior management and collateralized by land use rights and machinery with carrying values of $790,049 and $1,550,102 respectively.

11.	Unsecured interest-bearing loan

The unsecured loan was advanced from local government and carried interest at 7.56% per annum and is repayable on demand.

12.	Common stock

During the three months ended March 31, 2009, no common stock was issued and there were 24,038,183 shares of common stock outstanding as at March 31, 2009.

13.	Finance costs

	Three months ended March 31,
	(Unaudited)
	2009	2008

Interest expenses	$105,516	$175,471
Bills discounting charges	48,372	13,027
Bank charges	33,348	—

	$187,236	$188,498

14.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International Corporation and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The New CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

14.	Income taxes (Cont’d)

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to the enterprise income tax at 33%, of which 30% was national tax and 3% was local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations. Following the change of the legal form of Refractories from a domestic enterprise to a WFOE (after its entire equity interest was acquired by GengSheng International), Refractories became subject to a preferential enterprise income tax rate at 30%. Further, according to the PRC tax laws and regulations, Refractories being a WFOE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from the enterprise income tax for the fiscal years 2005 and 2006 and was subject to the enterprises income tax at a rate of 15% for the fiscal year 2007. However, as a result of the new unified tax law mentioned above, for the fiscal years 2008 and 2009, Refractories is subject to enterprise income tax at a rate of 12.5% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 25%.

High-Temperature engages in an advanced technology industry and has passed the inspection of the provincial high-tech item, so its was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority. High-Temperature received such certificates in 2004 and 2006. Accordingly, High-Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. Pursuant to the notices issued by the State Administration Taxation dated January 30, 2008 and April 14, 2008, High-Temperature can continue to enjoy the preferential tax rate of 15% in 2008. As its high technology industry status has not been re-registered and approved by the relevant PRC authority, High-Temperature is subject to enterprise income tax at the unified rate of 25% after 2008.

Duesail, being a WFOE, is subject to a preferential enterprise income tax rate at 30% and is entitled to the Tax Holiday upon application. In fiscal year 2007, Duesail did not apply for such Tax Holiday as no assessable profit was generated by Duesail since its establishment on August 25, 2006. Under the New CIT Law, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail is exempted from the enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to the enterprise income tax at a rate of 12.5% for fiscal years from 2010 to 2012 and a rate of 25% thereafter.

Prefecture, being a domestic enterprise established in the PRC was subject to enterprise income tax at 33%. Prefecture is located in Guizhou, in accordance with the Guizhou Province of Western Development Scheme and the City Investment Policy issued by the central government of the PRC, and was entitled to a three-year exemption from the enterprise income tax followed by a two-year 50% reduction in its enterprise income tax, starting from 2005. As such, Prefecture was exempted from the enterprise income tax for fiscal years 2005 to 2007 and under the New CIT Law mentioned above; Prefecture is subject to enterprise income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting from the fiscal year 2010, Prefecture will be subject to the enterprises income tax at the unified rate of 25%.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of March 31, 2009.

15.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three Months Ended March 31,
	(Unaudited)
	2009	2008
Numerator:
Net income	$953,618	$1,189,282

Denominator:
Weighted average common shares used to compute basic EPS	$24,038,183	$24,038,183
Dilutive potential from assumed exercise of warrants	$—	$142,763

Weighted average common shares used to compute diluted EPS	$24,038,183	$24,180,946

Earnings per share – Basic	$0.04	$0.05

Earnings per share – Diluted	$0.04	$0.05

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Commitments and contingencies

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

During the three months ended March 31, 2009 and 2008, the Company incurred expenditures for routine pollutant discharge fees amounting to $733 and $1,398 respectively. These costs were incurred in general and administrative expenses.

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)

Guarantees	$23,530,000	$26,479,000

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of March 31, 2009 and December 31, 2008.

(c) As of March 31, 2009, the Company had capital commitments in respect of the acquisition of property, plant and equipment and land use right amounting to $10,582,248, which was contracted for but not provided in the financial statements.

17.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products. However, since the Company has not yet commenced production of fine precision products, there is not yet any revenue from this new product line.

	Monolithic refractory Three months ended March 31,		Functional ceramic Three months ended March 31,		Fracture proppant Three months ended March 31,		Fine Precision Three months ended March 31,		Total Three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)

Revenue from external customers	$9,794,375	$8,671,511	$150,108	$332,747	$2,453,527	$609,894	$—	$—	$12,398,010	$9,614,152
Segment profit (loss)	$291,053	$926,996	$83,438	$80,102	$688,049	$273,639	$(51,393)	$—	$1,011,147	$1,280,737

	As of March 31,	As of December 31,	As of March 31,	As of December 31,	As of March 31,	As of December 31,	As of March 31,	As of December 31,	Total As of March 31,	Total As of December 31,
	2009 (Unaudited)	2008 (Audited)	2009 (Unaudited)	2008 (Audited)	2009 (Unaudited)	2008 (Audited)	2009 (Unaudited)	2008 (Audited)	2009 (Unaudited)	2008 (Audited)

Segment assets	$55,815,457	$49,340,967	$3,319,678	$3,303,873	$10,673,051	$9,594,820	$7,059,069	$6,240,253	$76,867,255	$68,479,913

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (Cont’d)

Segment Information by products for the three months ended March 31, 2009 and 2008

	Monolithic materials[1]	Mortar	Pre-cast roofs	Ceramic tubes[2]	Ceramic cylinders[3]	Wearable ceramic valves	Fracture proppant	Total
Three months ended March 31, 2009 (Unaudited)
Revenue	$5,802,418	$75,883	$3,916,074	$140,576	$—	$9,532	$2,453,527	$12,398,010

Three months ended March 31, 2008 (Unaudited)
Revenue	$6,227,709	$1,489	$2,442,313	$117,844	$62,731	$152,172	$609,894	$9,614,152

[1]Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.

[2]Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.

[3]Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three Months Ended March 31,
	(Unaudited)
	2009	2008

Total consolidated revenue	$12,398,010	$9,614,152

Total profit for reportable segments	$1,011,147	$1,280,737
Unallocated amounts relating to operations:
General and administrative expenses	(2,500)	(1,869)
Other income	—	71,557

Total	$1,008,647	$1,350,425

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)

Total assets for reportable segments	$76,867,255	$68,479,913
Cash and cash equivalents	31,215	31,215

	$76,898,470	$68,511,128

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three Months Ended March 31,
	(Unaudited)
	2009	2008

PRC	$9,927,380	$8,898,670
United States	2,373,149	—
Others - Note	97,481	715,482

Total	$12,398,010	$9,614,152

Note: They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China GengSheng Minerals, Inc. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Use of Certain Defined Terms

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

• “China” and “PRC” refer to the People’s Republic of China, and “BVI” refers to the British Virgin Islands;

• “RMB” refers to Renminbi, the legal currency of China; and

•      “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.9372 for its December 31, 2008 audited financial statements, and $1 = RMB6.8255 for its March 31, 2009 unaudited financial statements; both of which were based on the average currency conversion rate for each respective period.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (the “Refractories”), ZhengZhou Duesail Fracture Proppant Co. Ltd. (the “Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (the “Micronized”), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (the “Prefecture”) and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (the “High-Temperature”). We manufacture and sell monolithic refractory products, industrial ceramic products, fracture proppants and potentially by the end of 2009, fine precision abrasive products in China and overseas. Through our direct, wholly owned BVI subsidiary, GengSheng International and its direct and wholly owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Currently, Micronized is constructing its first-phase production line for fine precision abrasives.

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

Highlights of the First Fiscal Quarter of 2009

The sales of fracture proppants has been significantly increased in the first quarter of 2009 compared to the same period of 2008. In particular, the increase in export sales of fracture proppants in the first quarter of 2009 contributed to the increasing revenue due to higher sale prices overseas. Also, in the first quarter of 2009, the Company started to expand the production capacity of its fracture proppant business from 30,000 tons per year to 60,000 tons per year. Our subsidiary, Refractories, signed a refractory material supply contract with a total value of $1.2 million in the first quarter of 2009. Refractories also formed a long-term supply partnership for bauxite with Aluminum Corporation of China’s Gongyi Division (“Chinalco Gongyi”), which produces bauxite from a mine it owns in Gongyi City of Henan Province. The bauxite mine has an estimated reserve of 12 million tons, with an average alumina grade of over 70%, and an estimated life of 25 to 30 years. Under the partnership, Chinalco Gongyi will ensure the annual supply of 150,000 to 250,000 tons of bauxite, with an average alumina grade of no less than 75%, to Gengsheng as raw material for refractory and fracture proppant products. Duesail signed fracture proppant supply contracts worth a total value of $1 million with a distributor to supply oil fields in North America.

The following are some unaudited financial highlights for the first quarter of 2009:

•	Sales revenue increased approximately $2.78 million, or 28.96%, to $12.39 million for the first quarter of 2009 from approximately $9.61 million for the same period last year.

•	Net income decreased approximately $0.24 million, or 19.76%, to approximately $0.95 million for the first quarter of 2009 from $1.19 million for the same period in 2008.

•	The Company’s consolidated balance sheet as of March 31, 2009 included current assets of approximately $56.43 million and total assets of approximately $76.90 million.

Recent Development

On April 27, 2009, our subsidiary, Duesail, successfully completed doubling its capacity for fracture proppants from 30,000 tons per year to 60,000 tons per year. In addition, the new production line includes cutting-edge, more efficient production technology and is capable of making new varieties of proppant products. The newly completed production line (“Phase II”) is housed in a facility adjacent to the existing one. Phase II adopts a Revolving Kiln technology, which cuts down production time and costs by up to 10%. Phase II is also capable of manufacturing a variety of proppants catering to oil wells with different underground pressures.

On April 6, 2009, our subsidiary, Refractories, signed a refractory material supply contract with Zibo Zhanggang Iron & Steel Co., Ltd. (“Zibo Steel”). Total value of the contract is approximately $2.89 million.

Results of Operations

The following table summarizes the results of our operations during the three-month periods ended on March 31, 2009 and March 31, 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended on March 31, 2009 to the three-month period ended on March 31, 2008.

All amounts, other than percentages, unaudited, in U.S. dollars

	Three-Month Period Ended March 31, 2009		Three-Month Period Ended March 31, 2008

	Dollars, in thousands	As a percentage of sales revenue	Dollars in thousands	As a percentage of sales revenue

Sales revenue	12,398	100%	9,614	100.00%
Cost of goods sold	8,642	69.7%	6,056	62.99%
Gross profit	3,756	30.29%	3,558	37.00%
General and administrative expenses	1,011	8.16%	635	6.60%
Selling expenses	1,529	12.34%	1,367	14.22%
Income before income taxes and noncontrolling interests	1,009	8.14%	1,350	14.04%
Income taxes	46	0.37%	151	1.56%
Net income	954	7.69%	1,189	12.37%

	Three months ended March 31, 2009	Three months ended March 31, 2008	Dollar ($) Increase (Decrease)	Percentage Increase (Decrease)
Dollars in thousands
Sales revenue	12,398	9,614	2,784	28.96%
Cost of goods sold	8,642	6,056	2,586	42.7%
Gross profit	3,756	3,558	198	5.56%
General and administrative expenses	1,011	635	376	59.21%
Selling expenses	1,529	1,367	162	11.85%
Income before income taxes and noncontrolling interests	1,009	1,350	(341)	(25.26%)
Income tax	46	151	(105)	(69.54%)
Net income	954	1,189	(235)	(19.76%)

Sales revenue. Sales revenue increased $2.78 million, or 28.96%, to $12.4 million for the three months ended March 31, 2009, from $9.61 million for the three months ended March 31, 2008. The increase was mainly driven by the sales growth of our fracture proppant products, in particular, the rise in export with higher sale prices which contributed to higher revenues for the three months ended March 31, 2009.

Cost of goods sold. Our cost of goods sold increased $2.58 million, or 42.7%, to $8.64 million for the three months ended March 31, 2009, from $6.06 million for the three months ended March 31, 2008. As a percentage of net revenues, the cost of goods sold increased to 69.7% in the three months ended March 31, 2009 from 62.99% in the three months ended March 31, 2008. The increase in the cost of goods sold was mainly because the costs of raw materials for the three months ended March 31, 2009 was much higher than those in the same period of 2008.

Gross profit. Our gross profit increased $0.2 million, or 5.56%, to $3.76 million for the three months ended March 31, 2009 from $3.56 million for the three months ended March 31, 2008. This slight gross profit increase was mainly attributable to the increase in our sales volumes during the first quarter of 2009. The higher raw material costs for the three months of 2009 also impacted our gross profit growth in the first quarter of 2009 compared to the same period of 2008. Gross profit as a percentage of sales revenues decreased to 30.29% for the three months ended March 31, 2009, as compared to 37% during the three months ended March 31, 2008. The gross margin decrease was due to the increase in costs of goods sold exceeding the growth in sales revenues for the three months of 2009 as compared to the same period in 2008.

General and administrative expenses. Our general and administrative expenses increased by $0.37 million, or 59.21%, to $1.01 million for the three months ended March 31, 2009 from $0.64 million for the three months ended March 31, 2008. As a percentage of net revenues, general and administrative expenses increased to 8.16% for the three months ended March 31, 2009, as compared to 6.6% for the three months ended March 31, 2008. The increase in general and administrative expenses was mainly attributable to currency depreciation of RMB against US dollar for the three months in 2009 and 2008. Higher expenses were also partially attributable to increases in salaries and wages for our staff and labors, an increase in employee welfare, and the growth of the research and development costs for the three months of 2009 as compared to the same period of 2008.

Selling expenses. Our selling expenses slightly increased by $0.16 million to $1.53 million for the three months ended March 31, 2009 from $1.37 million for the three months ended March 31, 2008. The higher selling costs resulted from greater expenses for marketing our business and products by our sales staff, higher selling expenses related to increased sales volumes and increased transportation costs associated with larger sales volumes. Selling expenses as a percentage of sales revenue decreased to 12.34% in the 2009 first quarter from 14.22% in the first quarter of 2008.

Income before income taxes and noncontrolling interests. Income before income taxes and noncontrolling interests totaled $1.01 million for the three months ended March 31, 2009, a decrease of 0.34 million, or 25.26%, from $1.35 million for the three months ended March 31, 2008. This decrease was primarily attributable to the cumulative effect of the increase in cost of goods sold, the rise in general and administrative expenses, and higher selling expenses, exceeding the increase in sales revenues for the three months in 2009 as compared to the same period of 2008. As a percentage of sales revenue, income before income taxes and noncontrolling interests totaled 8.14% in the 2009 first quarter versus 14.04% in the comparable quarter last year.

Income taxes. Income tax provision was approximately $0.05 million for the three months ended March 31, 2009, a decrease of 69.54% compared to the income tax provision of $0.15 million for the three months ended March 31, 2008. We paid fewer taxes for the three months in 2009 partially because our income before income taxes of $1.01 million was lower than the $1.35 million in 2008. In addition, the revenue from our fracture proppant are still exempt from the income tax for the fiscal years 2008 and 2009. Income taxes in the 2009 first quarter represented 0.37% of sales revenue versus 1.56% in the same quarter in 2008.

Net income (profit after taxes). Net income decreased to approximately $0.95 million for the three months ended March 31, 2009 as compared to approximately $1.19 million for the same period of 2008, a decrease of $0.24 million or approximately 19.76%. As a percentage of sales revenue, net income was 7.69% in the 2009 first quarter compared with 12.37% in the first quarter last year. The decline is principally due to the higher cost of goods sold and general and administrative expenses.

Liquidity and Capital Resources

General

As of March 31, 2009, we had cash and cash equivalents of $3.83 million compared with $0.96 million at December 31, 2008. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(719)	$2,191
Net cash used in investing activities	$(1,425)	$(915)
Net cash provided by (used in) financing activities	$5,016	$(511)
Net cash inflow	$2,872	$857

Operating Activities

Net cash used in operating activities was $0.72 million for the three months period ended March 31, 2009, which is a decrease of $1.47 million from the $2.19 million net cash provided by operating activities for the same period in 2008. The decrease in net cash inflow from the operating activities was mainly due to an increase in restricted cash, higher inventories and the more bills receivable from our clients due to the economic recession occurring during 2009.

Investing Activities

Net cash used in investing activities was $1.43 million for the three months period ended March 31, 2009, which is a increase of $0.82 million from the $0.91 million net cash used in investing activities for the same period in 2008. The increase in net cash used in investing activities was primarily caused by increased investment for the expansion and construction of the production lines for fracture proppants and fine precision in the first quarter of 2009 due to capital restraints.

Financing Activities

Net cash provided by financing activities was $5.02 million for the three months period ended March 31, 2009, which is an increase of $5.52 million as compared to $0.51 million in net cash used in financing activities for the same period ended in 2008. The main reason for the increase in net cash provided by financing activities was due to the resumption of funding activities from banking institutions guided by the Chinese government’s stimulus plan initiated at the beginning of 2009. We received approximately $5.86 million of short-term bank loans in the first quarter of 2009.

Loan Facilities

As of March 31, 2009, the maturities for all our bank loans are as follows:

		All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Valid Date	Duration	Amount

1	Credit Facility	Gongyi Chengzhong Agriculture Credit Cooperative Union	2008-08-14 to 2009-08-14	12 months	$1,172,000
2	Credit Facility	Shanghai PuDong Development Bank	2008-10-29 to 2009-04-22	6 months	1,465,000
3	Credit Facility	China Industrial & Commercial Bank, Zhengzhou Branch	2008-12-31 to 2009-11-23	11 months	2,930,000
4	Credit Facility	Agricultural Bank of China, Gongyi City Branch	2009-03-23 to 2010-03-23	12 months	2,930,000
5	Credit Facility	Gongyi Chengzhong Agriculture Credit Cooperative Union	2009-03-31 to 2010-03-25	12 months	732,500

We have approximately $9.23 million in total loans as of March 31, 2009 that will mature on or before the end of April 22, 2009, August 14, 2009, November 23, 2009 and March 23, 2010, respectively. We will repay each loan when it matures with our working capital. We will also consider refinancing debt; however, we cannot provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company, if at all.

We believe that our currently available working capital, after receiving the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31 2009:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	9,229,500	9,229,500		—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	9,229,500	9,229,500		—	—

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On August 14, 2008, our subsidiary, Refractories, entered into a short-term loan agreement (the “Loan Agreement”) with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately US$1.17 million (RMB 8 million) (the “Loan”) at an interest rate of 1.092% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on August 14, 2009.

On October 29, 2008, our subsidiary, Refractories, entered into a short-term loan agreement (the “Loan Agreement”) with Shanghai PuDong Development Bank (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately US$1.46 million (RMB 10 million) (the “Loan”) at an interest rate of 0.56% per month on all outstanding principal. Refractories is obligated under the Loan Agreement and paid the Loan and all accrued interest in full on April 22, 2009.

On December 31, 2008, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”) with China Industrial & Commercial Bank, Zhengzhou Branch (“Lender”) whereby Lender has agreed to loan approximately US$2.93 million (RMB 20 million) to Refractories for a term of 11 months starting from December 31, 2008 through November 23, 2009.

On March 23, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”), with Agricultural Bank of China, Gongyi City Branch (“Lender”) whereby Lender has agreed to loan approximately US$2.93 million (RMB 20 million) to Refractories for a term of one year.

On March 31, 2009, our subsidiary, Duesail, entered into a short-term loan agreement (the “Loan Agreement”) with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately US$0.73 million (RMB 5 million) (the “Loan”) at an interest rate of 1.01% per month on all outstanding principal. Duesail is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on March 25, 2010.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The policies, that in the belief of management are critical and require the use of judgment in their application, are disclosed on our Form 10K for the year ended December 31, 2008. Since December 31, 2008, there have been no material changes to our critical accounting policies, except with respect to our recent accounting pronouncements set forth below.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement had no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement had no material effect on the Company’s financial statements. It only affects certain presentation and disclosures regarding noncontroling interest as set out in note 1.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement had no material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”, which will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to U.S Auditing (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement resulted in change in practice. The adoption of this statement had no material effect on the Company’s financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS No.157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS No.107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS No.115-2 and FAS No.124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSP’s for the period ending March 31, 2009. The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

From time to time we have delivered debt guarantees to third parties which are summarized as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Guarantees given by the Company	$23,530,000	$26,479,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as immaterial for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of March 31, 2009 and December 31, 2008.

On August 28, 2008, we entered into a Guarantee Contract (the “Guarantee”) with the Bank of China Agricultural Development (the “Creditor”), pursuant to which, we will guarantee the Creditor’s rights under a loan contract entered into between the Creditor and Zhengzhou Jinyuan Flour Ltd. (the “Debtor”) to fund the Debtor’s business operations in the amount of approximately US$4.25 million (RMB 29 Million) (the “Main Contract”). The term of the loan is 12 months commencing from August 28, 2008 to August 24, 2009.

On December 27, 2008, we entered into a Guarantee Contract (the “Guarantee Contract”), with Zhengzhou Commercial Bank, Jinshui Branch (“Zhengzhou”) whereby Refractories has agreed to provide its guarantee for all the loan contract, guarantee contracts, and other financing contracts entered into by Zhengzhou and Gongyi City Financial Development Corporation (“Gongyi”) during the period from December 27, 2008 through November 26, 2009. Under the Guarantee Contract, Refractories agrees to provide a maximum guarantee of approximately US$8.79 million (RMB 50 million) to secure the rights of Zhengzhou under the contracts entered into with Gongyi.

On December 31, 2008, we entered into a Guarantee Contract (the “Guarantee”) with Shanghai PuDong Development Bank (the “Creditor”), pursuant to which, the Registrant will guarantee the Creditor’s rights under a loan contract entered into between the Creditor and Gongyi Tianxiang Refractories (the “Debtor”) to fund the Debtor’s business operations in the amount of approximately US$1.47 million (RMB 10 Million) (the “Main Contract”). The term of the loan is 12 months commencing from December 31, 2008 to December 31, 2009.

On January 6, 2009, we entered into a Guarantee Contract (the “Guarantee”) with Bank of China Agricultural Development (the “Creditor”), pursuant to which, we guarantee for the Creditor’s rights under a loan contract entered into between the Creditor and Zhengzhou Jinyuan Flour Ltd. (the “Debtor”) to fund the Debtor’s business operations in the amount of approximately US$4.4 million (RMB 30 Million) (the “Main Contract”). The term of the loan is approximately 6 months commencing from January 6, 2009 to July 3, 2009.

On January 23, 2009, we entered into a Guarantee Contract (the “Guarantee”) with Bank of China Agricultural Dayuguo Branch (the “Creditor”), pursuant to which, we will guarantee the Creditor’s rights under a loan contract entered into between the Creditor and Gongyi City Dayuguo Town Buolin Village. (the “Debtor”) to fund the Debtor’s business operations in the amount of approximately US$0.22 million (RMB 1.5 Million) (the “Main Contract”). The term of the loan is 12 months commencing from January 23, 2009 to January 22, 2010.

On March 24, 2009, we entered into a Guarantee Contract (the “Guarantee”) with Bank of China Agricultural Development (the “Creditor”), pursuant to which, we will guarantee the Creditor’s rights under a loan contract entered into between the Creditor and Dayuguo Hongqi Coal Co. Ltd. (the “Debtor”) to fund the Debtor’s business operations in the amount of approximately US$4.4 million (RMB 30 Million) (the “Main Contract”). The term of the loan is 12 months commencing from March 23, 2009 to March 22, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEMS 4T. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on our assessment, we determined that, as of March 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 15, 2009

CHINA GENGSHENG MINERALS, INC.

By: /s/ Hongfeng Jin

Hongfeng Jin
Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer