Form 10-Q
period 2009-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2009-08-14
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

or

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

Transitional Small Business Disclosure Format (check one):

Yes ☐          No ☒

INTRODUCTION

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8166 for its December 31, 2008 audited balance sheet, and $1 = RMB6.8259 for its June 30, 2009 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8226 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2009, and $1= RMB6.854 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second fiscal quarter of 2008; both of which were based on the average currency conversion rate for each respective quarter.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

China Gengsheng Minerals, Inc. Condensed Consolidated Balance Sheets
	As of	As of
	June 30,	December 31,
	2009	2008
(Stated in US Dollars)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,000,363	$955,732
Restricted cash – Note 5	4,248,500	1,760,400
Trade receivables	34,030,932	30,026,675
Bills receivable	1,658,789	631,560
Other receivables and prepayments	5,309,314	3,608,247
Inventories – Note 6	13,141,250	12,170,193
Deferred tax assets	31,685	54,869

Total current assets	60,420,833	49,207,676

Deposits for acquisition of property, plant and equipment	6,097,015	6,297,205
Deposits for acquisition of land use right	216,664	-
Goodwill – Note 7	441,089	441,089
Intangible asset – Note 7	952,250	953,550
Property, plant and equipment, net – Note 8	14,302,008	10,654,692
Land use right – Note 10	944,947	956,916

TOTAL ASSETS	$83,374,806	$68,511,128

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$11,493,180	$9,548,854
Bills payable	6,299,500	3,520,800
Other payables and accrued expenses	5,113,442	6,010,364
Advances from a director	275,481	2,460,820
Income taxes payable	379,629	349,293
Non-interest-bearing loans – Note 9	216,454	290,100
Collateralized bank loans – Note 10	12,892,000	2,640,600
Unsecured interest-bearing loan – Note 11	219,750	220,050
Deferred tax liabilities	21,457	21,486

TOTAL LIABILITIES	36,910,893	25,062,367

COMMITMENTS AND CONTINGENCIES – Note 16

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized, 24,038,183 shares issued and outstanding – Note 12	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves	7,207,206	7,207,206
Accumulated other comprehensive income	4,298,028	4,355,605
Retained earnings	15,075,361	12,078,137

Total stockholders' equity	46,212,677	43,273,030
NONCONTROLLING INTERESTS	251,236	175,731

TOTAL EQUITY	46,463,913	43,448,761

TOTAL LIABILITIES AND EQUITY	$83,374,806	$68,511,128

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
(Stated in US Dollars)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$26,767,935	$23,953,694	$14,369,925	$14,339,542
Cost of goods sold	(18,626,552)	(14,949,615)	(9,984,844)	(8,894,020)

Gross profit	8,141,383	9,004,079	4,385,081	5,445,522

Operating expenses
General and administrative expenses	2,037,372	1,649,438	1,026,189	1,014,534
Amortization and depreciation	199,122	159,988	100,833	55,986
Selling expenses	2,913,526	2,962,487	1,384,058	1,595,971

Total operating expenses	5,150,020	4,771,913	2,511,080	2,666,491

Net operating income	2,991,363	4,232,166	1,874,001	2,779,031

Other income (expenses)
Government grant income	769,756	61,586	732,865	2,588
Interest income	20,209	2,946	11,545	744
Other income	61,744	35,766	28,778	11,178
Finance costs – Note 13	(442,393)	(425,435)	(255,157)	(236,937)

Total other income (expenses)	409,316	(325,137)	518,031	(222,427)

Income before income taxes and noncontrolling interests	3,400,679	3,907,029	2,392,032	2,556,604
Income taxes – Note 14	(328,190)	(371,819)	(282,064)	(221,029)

Net income	3,072,489	3,535,210	2,109,968	2,335,575
Net income attributable to noncontrolling interests	(75,265)	(32,030)	(66,362)	(21,677)

Net income attributable to Company’s stockholders	$2,997,224	$3,503,180	$2,043,606	$2,313,898

Net income	$3,072,489	$3,535,210	$2,109,968	$2,335,575
Other comprehensive income
Foreign currency translation adjustment	(57,577)	2,078,882	(1,644)	857,977

Comprehensive income	$3,014,912	$5,614,092	$2,108,324	$3,193,552
Comprehensive income attributable to noncontrolling interests	(75,505)	(32,030)	(66,842)	(24,505)

Comprehensive income attributable to Company’s stockholders	$2,939,407	$5,582,062	$2,041,482	$3,169,047

Earnings per share-Basic – Note 15	$0.12	$0.15	$0.09	$0.10
Earnings per share-Diluted – Note 15	$0.12	$0.15	$0.09	$0.10

Weighted average number of shares – Basic	24,038,183	24,038,183	24,038,183	24,038,183
Weighted average number of shares – Diluted	24,038,183	24,157,176	24,038,183	24,157,176

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc. Condensed Consolidated Statements of Cash Flows
	Six months ended June 30,
	2009	2008
(Stated in US Dollars)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income attributable to Company’s stockholders	$2,997,224	$3,503,180
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	460,135	461,200
Amortization of land use right	10,669	11,756
Deferred taxes	23,120	31,955
Noncontrolling interests	75,265	32,030
Loss on disposal of property plant and equipment	(1,470)	-
Changes in operating assets and liabilities:
Restricted cash	(2,491,690)	(1,313,100)
Trade receivables	(4,047,125)	(3,618,468)
Bills receivables	(1,028,582)	5,837,860
Other receivables and prepayments	(1,704,292)	(309,419)
Advances to staff	-	(620,593)
Inventories	(988,140)	(4,480,688)
Other payables and accrued expenses	(889,153)	2,002,916
Trade payables	1,958,279	321,073
Bills payables	2,784,830	2,626,200
Income tax payable	30,826	(212,682)

Net cash flows (used in) provided by operating activities	(2,810,104)	4,273,220

Cash flows from investing activities
Payments for deposits acquisition land use right	(216,768)	-
Payments to acquire and for deposit to acquire property, plant and equipment	(4,049,131)	(2,537,497)
Proceeds from disposal of property, plant and equipment	118,722	-
Net cash paid to acquire a subsidiary	-	(875,294)

Net cash flows used in investing activities	(4,147,177)	(3,412,791)

Cash flows from financing activities
Proceeds from bank loans	10,259,900	-
Repayment of bank loans	-	(1,794,570)
Repayment to a director	(2,183,026)	-
Repayment of non-interest-bearing loans	(73,285)	(212,487)

Net cash flows provided by (used in) financing activities	8,003,589	(2,007,057)

Effect of foreign currency translation on cash and cash equivalents	(1,677)	114,224

Net increase (decrease) in cash and cash equivalents	1,044,631	(1,032,404)
Cash and cash equivalents - beginning of period	955,732	1,964,390

Cash and cash equivalents - end of period	$2,000,363	$931,986

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Six Months Ended June 30,
	2009	2008
(Stated in US Dollars)	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$295,775	$223,204
Income taxes	$39,407	$521,910

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

In accordance with FASB Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements”, the noncontrolling interest is presented within stockholders’ equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or equity attributable to the Company's stockholders as previously reported.

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

Currently the Company has seven subsidiaries:

Company name	Place/date of	The Company's	Common stock/	Principal activities
	incorporation or	effective ownership	registered capital
	establishment	interest

GengSheng International Corporation (“Gengsheng International”)	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People's Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through GengSheng International	Registered capital of $12,089,879 fully paid up	Manufacturing and selling monolithic refractory products
Henan GengSheng High-Temperature Materials Co., Ltd. (“High- Temperature”)	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling functional ceramic products
Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100% indirectly held through GengSheng International	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.

Corporate information (Cont’d)

ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100% indirectly held through GengSheng International	Registered capital of $2,800,000 fully paid up	Manufacturing and selling fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,823,000 fully paid up	Manufacturing and selling fine precision abrasives
Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd (“Prefecture”)	PRC/ April 13, 2004	100% indirectly held through Refractories	Registered capital of $141,840 fully paid up	Manufacturing and selling corundum materials

3.	Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC’s Henan Province. Prefecture is located in Guizhou Province and is manufacturing corundum materials, a major raw material for monolithic refractories. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractories, functional ceramics, fracture proppants, fine precision abrasives, and corundum materials.

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed AI2 O3 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primarily sourced from suppliers located in the PRC. The production facilities of the Company, other than the Prefecture’s sub-processing factory located in Guizhou, are also located in Henan Province.

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing monolithic refractory. Fine precision abrasive is the Company’s new product, which is used for slicing the solar-silicon bar and polishing the equipment surface, and it is expected to be commercially launched in third quarter of 2009. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

4.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables, and financial guarantee issued to third parties. As of June 30, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

Bills receivable in China are undertaken by the banks to honor the payments at maturity and the customers are required to place deposits with the banks equivalent to a certain percentage of the bills amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks. The financial guarantees issued to third parties are located in the PRC. The management believes Gengsheng’s operating subsidiaries have high credit ratings and good reputation in their respective industries.

During the reporting periods, two customers representing 10% or more of Company’s condensed consolidated sales are:

	Six months ended June 30,		Three months ended June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Rizhao Steel Co., Ltd.	$4,546,831	$4,139,032	$2,134,778	$1,882,678
AMSAT International Inc	2,659,015	-	-	-

	$7,205,846	$4,139,032	$2,134,778	$1,882,678

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No.157 defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. The Company adopted SFAS No.157 on January 1, 2008. The adoption of SFAS No.157 did not materially impact the Company’s financial position, results of operations or cash flows.

SFAS No. 107 “Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. Except for collateralized borrowings as disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of June 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying
	amount	value	amount	Fair value
(Unaudited)

Collateralized bank loans	$12,892,000	$12,849,922	$2,640,600	$2,697,692

The fair value of collateralized borrowings are based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company’s financial statements. In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no other material effect on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement has no material effect on the Company’s financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FASB and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of FASB. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FSP No. 124-2, “Recognition of Other-Than-Temporary Impairments. FSP No. 115-2 and FSP No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. 115-2 and FSP No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 has no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

5.

Restricted cash and bills payable

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Bank deposits held as collateral for bills payable	$4,248,500	$1,760,400

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

6.

Inventories

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$4,409,116	$4,343,227
Work-in-progress	404,366	490,526
Finished goods	8,352,371	7,361,076

	13,165,853	12,194,829
Provision for obsolete inventories	(24,603)	(24,636)

	$13,141,250	$12,170,193

7.

Goodwill and intangible assets

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Unpatented technology – Note a	$366,250	$366,750
Patented technology - Note b	586,000	586,800

	$952,250	$953,550

Goodwill - Note c	$441,089	$441,089

Note a: Refractories entered into a contract with an independent third party to purchase unpatented technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed upon between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, annual impairment review was performed by management and no impairment was identified and accordingly, it is stated at cost as at June 30, 2009.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.

Goodwill and intangible asset (Cont’d)

Note b: In late 2008, GengSheng International, entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal of particles from the powder for abrasives. As commercial production has yet to be launched, no amortization and no impairment is expected. It would be amortized when the relevant production line is available for use in the third quarter of 2009.

The estimate aggregate amortization for patented technology for the five succeeding years are as follows:

Year	Amount

2010	$48,900
2011	48,900
2012	48,900
2013	48,900
2014	48,900

$244,500

Note c: The goodwill was identified upon the acquisition of the 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, an annual impairment review was performed by management and no impairment has been identified.

8.

Property, plant and equipment

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Costs:
Buildings	$9,082,465	$7,950,012
Plant and machinery	3,813,204	2,461,105
Furniture, fixture and equipment	363,016	1,257,575
Motor vehicles	1,412,765	1,520,517

	14,671,450	13,189,209
Accumulated depreciation	(3,620,480)	(3,235,130)
Construction in progress	3,251,038	700,613

Net	$14,302,008	$10,654,692

As of June 30, 2009, the buildings and machinery with carrying amount values of $2,239,630 and $1,355,008 respectively were for bank loans.

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

10.	Collateralized bank loans

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Bank loans repayable within 1 year	$12,892,000	$2,640,600

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

10.	Collateralized bank loans (Cont’d)

The above bank loans are denominated in RMB and carry an average interest rate at 7.21% per annum. The bank loans as of June 30, 2009 were guaranteed by Mr. Zhang and the Company’s senior management and collateralized by land use rights, buildings and machinery with carrying values of $950,350, $2,239,630 and $1,355,008 respectively.

11.	Unsecured interest-bearing loan

The unsecured loan was advanced from the local government and carried interest at 7.56% per annum and is repayable on demand.

12.	Common stock

During the six months ended June 30, 2009, no common stock was issued and there were 24,038,183 shares of common stock outstanding as at June 30, 2009.

13.	Finance costs

	Six months ended June 30,		Three months ended June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Interest expenses	$295,775	$222,579	$190,259	$47,108
Bills discounting charges	80,316	202,856	31,944	189,829
Bank charges	66,302	-	32,954	-

	$442,393	$425,435	$255,157	$236,937

14.

Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for the reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to the enterprise income tax at 33%, of which 30% was national tax and 3% was local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations. Following the change of the legal form of Refractories from a domestic enterprise to a wholly foreign owned enterprise (“WFOE”) (after its entire equity interest was acquired by GengSheng International), Refractories became subject to a preferential enterprise income tax rate at 30%. Further, according to the PRC tax laws and regulations, Refractories being a WFOE is entitled to, starting from the first profitable year, a two-year exemption from the enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from the enterprise income tax for the fiscal years 2005 and 2006 and was subject to the enterprise income tax at a rate of 15% for the fiscal year 2007. However, as a result of the new unified tax law mentioned above, for the fiscal years 2008 and 2009, Refractories is subject to enterprise income tax at a rate of 12.5% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at a unified rate of 25%.

High-Temperature engages in an advanced technology industry and has passed the inspection of Henan Province, so its was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority. High-Temperature received such certificates in 2004 and 2006. Accordingly, High-Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. Pursuant to the notices issued by the State Administration Taxation dated January 30, 2008 and April 14, 2008, High-Temperature continued to enjoy the preferential tax rate of 15% in 2008. As its high technology industry status has not been re-registered and approved by the relevant PRC authority, High-Temperature is subject to enterprise income tax at the unified rate of 25% after 2008.

Duesail, being a WFOE, is subject to a preferential enterprise income tax rate at 30% and is entitled to the Tax Holiday upon application. In fiscal year 2007, Duesail did not apply for such Tax Holiday as no assessable profit was generated by Duesail since its establishment on August 25, 2006. Under the New CIT Law, the Tax Holiday will be deemed to commence in 2008 and therefore Duesail is exempt from the enterprise income tax for the fiscal years 2008 and 2009. Duesail will be subject to the enterprise income tax at a rate of 12.5% for fiscal years from 2010 to 2012 and a rate of 25% thereafter.

Prefecture, being a domestic enterprise established in the PRC was subject to the enterprise income tax at 33%. Prefecture is located in Guizhou, and in accordance with the Guizhou Province of Western Development Scheme and the City Investment Policy issued by the central government of the PRC, was entitled to a three-year exemption from the enterprise income tax followed by a two-year 50% reduction in its enterprise income tax, starting from 2005. As such, Prefecture was exempted from the enterprise income tax for fiscal years 2005 to 2007 and under the New CIT Law mentioned above, Prefecture is subject to the enterprise income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting from the fiscal year 2010, Prefecture will be subject to the enterprises income tax at the unified rate of 25%.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted FIN 48 on January 1, 2007. The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2009

15.	Earnings per share

	Six months ended June 30,		Three months ended June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Numerator:
Net income attributable to Company's stockholders	$2,997,224	$3,503,180	$2,043,606	$2,313,898

Denominator
Weighted average common shares used to compute basic EPS	24,038,183	24,038,183	24,038,183	24,038,183
Dilutive potential from assumed exercise of warrants	-	118,993	-	118,993
Weight average common shares used to compute diluted EPS	$24,038,183	$24,157,176	$24,038,183	$24,157,176

Earnings per share - Basic	$0.12	$0.15	$0.09	$0.10

Earnings per share - Diluted	$0.12	$0.15	$0.09	$0.10

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Commitments and contingencies

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

The Company incurred expenditures for routine pollutant discharge fees amounting to $14,657 and $15,390 during the three and six months ended June 30, 2009, respectively, and $14,651 and $16,049 during the three and six months ended June 30, 2008, respectively. These costs were incurred in general and administrative expenses.

	(b)	The Company guaranteed the following debts of third parties, which are summarized as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Guarantees	$28,654,000	$26,479,000

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of June 30, 2009 and December 31, 2008.

(c)

As of June 30, 2009, the Company had capital commitments in respect of the acquisition of property, plant and equipment and land use rights amounting to $1,582,248, which was contracted but not provided for in the financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.

Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenues of monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products and the operating results of the Company. As such, the Company has determined that it has four operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products. However, since the Company has not yet commenced the commercial production of fine precision abrasive products, there is not yet any revenue from this new product line.

Six months ended June 30 (Unaudited)

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine Precision		Total
	products		products		products		abrasives

	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$22,106,902	$20,928,581	$701,348	$931,161	$3,959,685	$2,093,952	$-	$-	$26,767,935	$23,953,694

Segment profit (loss)	$2,422,732	$2,857,010	$758,659	$306,090	$317,0788	$686,473	$(95,290)	$-	$3,403,179	$3,849,573

Three months ended June 30 (Unaudited)

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine Precision		Total
	products		products		products		abrasives
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$12,312,527	$12,257,070	$551,240	$598,414	$1,506,158	$1,484,058	$-	$-	$14,369,925	$14,339,542
Segment profit (loss)	$2,131,679	$1,930,014	$675,221	$225,988	$(370,971	$412,834	$(43,897)	$-	$2,392,032	$2,568,836

As of:	June	December	June	December	June	December	June	December	June	December
	30,	31,	30,	31,	30,	31,	30,	31,	30,	31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$55,851,990	$49,340,967	$3,578,302	$3,303,873	$12,986,095	$9,594,820	$10,927,204	$6,240,253	$83,343,591	$68,479,913

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.

Segment information (Cont'd)

Segment Information by products for the six months ended June 30, 2009 and 2008

						Wearable
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppants	Total

Six months ended June 30, 2009 (Unaudited)

Revenue	$13,918,874	$103,283	$8,084,745	$530,423	$153,701	$17,224	$3,959,685	$26,767,935

Six months ended June 30, 2008 (Unaudited)

Revenue	$14,462,346	$17,090	$6,449,145	$468,635	$274,376	$188,150	$2,093,952	$23,953,694

Segment Information by products for the three months ended June 30, 2009 and 2008

						Wearable
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppants	Total

Three months ended June 30, 2009 (Unaudited)

Revenue	$8,116,456	$27,400	$4,168,671	$389,847	$153,701	$7,692	$1,506,158	$14,369,925

Three months ended June30, 2008 (Unaudited)

Revenue	$8,234,637	$15,601	$4,006,832	$350,791	$211,645	$35,978	$1,484,058	$14,339,542

1 Castable, coating, and dry mix materials & low-cement and non-cement castables are generally referred to as monolithic refractories.
2 Ceramic plates, tubes, elbows, and rollers are generally referred to as ceramic tubes.
3 Ceramic cylinders and plugs are generally referred to asceramic cylinders.

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$3,403,179	$3,849,573
Unallocated amounts relating to operations:
General and administrative expenses	(2,500)	(52)
Other income	-	57,508

Income before income tax and noncontrolling interests	$3,400,679	$3,907,029

	Three months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$2,392,032	$2,568,836
Unallocated amounts relating to operations:
General and administrative expenses	-	1,817
Other income	-	(14,049)

Income before income tax and noncontrolling interests	$2,392,032	$2,556,604

China GengSheng Minerals, Inc.
 Notes to Condensed Consolidated Financial Statements

17.

Segment information (cont'd)

	As of	As of
	June 30	December 31
	2009	2008
Assets	(Unaudited)

Total assets for reportable segments	$83,343,591	$68,479,913
Cash and cash equivalents	31,215	31,215

	$83,374,806	$68,511,128

All of the Company's long-lived assets are located in the PRC.  Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Six Months Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)

PRC	$23,904,770	$22,116,798
United States of America	2,659,015	-
Others – Note	204,150	1,836,896

Total	$26,767,935	$23,953,694

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

PRC	$13,977,390	$13,218,128
United States of America	285,866	-
Others – Note	106,669	1,121,414

Total	$14,369,925	$14,339,542

Note: They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

18.

Related party transactions

Apart from the transactions as disclosed elsewhere in these financial statements, the Company had no material transactions with related parties during the reporting periods.

19.

Subsequent events

Effective this quarter, the Company implemented SFAS No. 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up the date of these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand China Gengsheng Minerals, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes and the MD&A included in our Form 10-K for the year ended December 31, 2008.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (the “Refractories”), ZhengZhou Duesail Fracture Proppant Co. Ltd. (the “Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (the “Micronized”), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (the “Prefecture”) and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (the “High-Temperature”). We manufacture and sell monolithic refractory products, industrial ceramic products, fracture proppants, and, soon, fine precision abrasives products as the 20,000-ton annual capacity production facility was completed in April 2009 and trial production began in July 2009. Through our direct, wholly owned BVI subsidiary, GengSheng International and its direct and wholly owned Chinese subsidiary, Duesail, we manufacture fracture proppant products.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives target solar companies and optical equipment manufacturers. Our largest customers, measured by their percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China.

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

Our Products

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing monolithic refractory. Fine precision abrasive is the Company’s new product, which is used for slicing the solar-silicon bar and polishing the equipment surface, and it is expected to be commercially launched in third quarter of 2009. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

Highlights of Second Quarter of 2009

The sales of monolithic refractory products in the second quarter of 2009 was slightly above the second quarter in 2008 and increased by 25.7% over the first quarter of 2009 as China’s economic activities expanded. Sales of fracture proppants in the first quarter of 2009 increased compared with revenues in the 2008 second quarter. The Company doubled its fracture proppant production capacity from 30,000 tons per year to 60,000 tons per year. The Company’s wholly owned subsidiary, Henan Gengsheng Refractories Co., Ltd., was designated as a National High & New Tech Enterprise (HNTE) by Henan Province. Gengsheng is one of the only three firms in Gongyi City to receive this title in the current round of new National HNTE designations, which provides a lower corporate income tax rate, faster clearance of customs during overseas travels, preferential terms of bank loans, and a priority in government approvals of various administrative applications. On May 15, 2009, the Company reported that it won a supply contract for fracture proppants with PetroChina's Changqing Oilfield. The total value of the contract is $5.5 million (RMB 37.6 million) and Gengsheng started shipping immediately. According to PetroChina's English-language Website, in 2007, PetroChina's Changqing Oil and Gas Province ("Changqing"), located at the Ordos Basin in Northwest China, produced 12 million tons of crude oil and 11 billion cubic meters of natural gas. On April 29, 2009, the Company signed a full-service refractory supply contract with Zibo Zhang Steel Co., Ltd. in Shandong Province. The value of the contract is estimated at approximately $2.9 million per year. On April 26, 2009, Henan Gengsheng Refractories Co., Ltd., a wholly owned subsidiary of the Company, entered into a full service refractory supply contract with Zibo Zhanggang Iron & Steel Co., Ltd. ("Zhang Steel"). The terms of this Supply Contract was for six months and the value of the contract was estimated at approximately $2.9 million per year.

The following are some unaudited financial highlights for the second quarter of 2009:

  Sales revenue approximated $14.37 million for the second quarter of 2009 compared with approximately $14.34 million for the same quarter in 2008.

  Net income attributable to Company's stockholders declined slightly to approximately $2.04 million for the second quarter of 2009 from $2.31 million for the same period in 2008.

  Our consolidated balance sheet (unaudited) as of June 30, 2009 includes current assets of approximately $60.42 million and total assets of approximately $83.37 million.

Recent Developments

On June 10, 2009, the Company announced that it signed a short-term loan agreement with Commercial Bank of Zhengzhou for $2.9 million (RMB 20 million) to be used for general corporate purposes.

On July 8, 2009, the Company announced that it won a supply contract for fracture proppant products with Liaohe Oilfield, a subsidiary of China National Petroleum Corporation (“CNPC”). The total value of the contract is $3 million. The contract expires on December 30, 2009. Liaohe Oilfield is China's third largest oil field, and it produced about 6% of China's oil supply as of 2007, according to CNPC's Website.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2009 and June 30, 2008

The following table summarizes the results of our operations during the three-month periods ended on June 30, 2009 and June 30, 2008, and provides information regarding the dollar and percentage increase or (decrease) for the three-month period ended on June 30, 2009 compared with the three-month period ended on June 30, 2008.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended on June 30, 2009		Ended on June 30, 2008
	Dollars in	As a percentage	Dollars in	As a percentage
	thousands	of net revenues	thousands	of net revenues

Sales revenue	14,370	100%	14,340	100.0%
Cost of goods sold	9,985	69.5%	8,894	62.0%
Gross profit	4,385	30.5%	5,446	38.0%
General and administrative expenses	1,026	7.1%	1,015	7.1%
Selling expenses	1,384	9.6%	1,596	11.1%
Income before income taxes & noncontrolling interests	2,392	16.6%	2,557	17.8%
Income taxes	282	2.0%	221	1.5%
Net income attributable to Company's stockholders	2,044	14.2%	2,314	16.1%

	Three-Month Period Ended on		Increase (Decrease)
	June 30, 2009	June 30, 2008
Sales revenue	14,370	14,340	30	0.2%
Cost of goods sold	9,985	8,894	1,091	12.3%
Gross profit	4,385	5,446	(1,061)	(19.5%	)
General and administrative expenses	1,026	1,015	11	1.1%
Selling expenses	1,384	1,596	(212)	(13.3%	)
Income before income taxes & noncontrolling interests	2,392	2,557	(165)	(6.5%	)
Income taxes	282	221	61	27.6%
Net income attributable to Company's stockholders	2,044	2,314	(270)	(11.7%	)

Sales revenue. Our sales revenue is generated from sales of our mineral-based refractory products, primarily our monolithic refractory products and, increasingly, fracture proppant products. Sales revenues increased approximately $0.03 million, to $14.37 million for the three months ended June 30, 2009 from $14.34 million for the three months ended June 30, 2008.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of goods sold increased $1.09 million, or approximately 12.3%, to $9.99 million for the three months period ended June 30, 2009 from $8.89 million during the three months period ended June 30, 2008. As a percentage of net revenues, the cost of goods sold increased approximately 7.5% to 69.5% in the three months period ended June 30, 2009 from 62% during the three months period ended June 30, 2008. The increase in our cost of goods sold resulted primarily from the increased prices of raw materials, mainly bauxite.

Gross profit. Our gross profit declined by $1.06 million, or approximately 19.5%, to $4.39 million for the three months period ended June 30, 2009 from $5.45 million for the three months period ended June 30, 2008. Gross profit as a percentage of net revenues was 30.5% for the three months period ended June 30, 2009, as compared to 38% for the three months period ended June 30, 2008. The decline in gross profit and the percentage decrease was mainly due to the increase in raw material prices associated with our cost of goods sold.

General and administrative expenses. Our general and administrative expenses consisted of the costs associated with staff and support personnel who administer our business activities and professional fees paid to third parties. Our general and administrative expenses increased approximately $0.01 million, or approximately 1.1%, to almost $1.03 million for the three months period ended June 30, 2009, from $1.02 million for the same period in 2008. As a percentage of net revenues, general and administrative expenses for the three months period ended June 30, 2009 remained the same as 7.1% for the three months period ended June 30, 2008. The increase in the amount of general and administrative expenses was primarily attributable to the operating expenses associated with the start-up of our fine precision abrasives division, Micronized.

Selling expenses. Our selling expenses included sales commissions, the costs of advertising and promotional materials, transportation expenses, benefits for sales personnel, after-sale support services and other sales related costs. Selling expenses declined by $0.21 million, or approximately 13.3%, to $1.38 million for the three months period ended June 30, 2009 from $1.6 million for the three months period ended June 30, 2008. As a percentage of net revenues, our selling expenses decreased to 9.6% for the three months period ended June 30, 2009, as compared with 11.1% for the same period in 2008. The decrease in selling expenses was primarily because of the cutback on travel expenses and successful reduction of transportation costs.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $2.39 million for the three months period ended June 30, 2009, a decrease of 6.5% from $2.56 million for the same period in 2008. The decrease was primarily attributable to the increase of our cost of goods sold.

Income taxes. Our income taxes were $0.28 million for the three months period ended June 30, 2009, an increase of $0.06 million or 27.6% from $0.22 million for the three months period ended June 30, 2008. The increase was primarily attributable to the change in the tax rate of our High-Temperature subsidiary from 15% to 25% this year.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008. According to the new corporate income tax law, a 5-year transitional period is applicable for foreign-invested enterprises. As a result, the income tax rates for our operating subsidiaries this year are as follows: Refractories 12.5%, High-Temperature 25%, Duesail 0%.

Net income attributable to Gengsheng’s stockholders. Our net income decreased approximately $0.27 million, or 11.7%, to approximately $2.04 million for the three months ended June 30, 2009 from $2.31 million for the same period of 2008. The decrease was due to the higher raw material prices.

Comparison of Six-Month Periods Ended June 30, 2009 and June 30, 2008

The following table summarizes the results of our operations during the six-month period ended on June 30, 2009 and June 30, 2008, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended on June 30, 2009 compared with the six-month period ended on June 30, 2008.

(All amounts, other than percentages, in U.S. dollars)

	Six-Month Period		Six-Month Period
	Ended on June 30, 2009		Ended on June 30, 2008
	Dollars in	As a percentage	Dollars in	As a percentage
	thousands	of net revenues	thousands	of net revenues

Sales revenue	26,768	100%	23,954	100.0%
Cost of goods sold	18,627	69.6%	14,950	62.4%
Gross profit	8,141	30.4%	9,004	37.6%
General and administrative expenses	2,037	7.6%	1,649	6.9%
Selling expenses	2,914	10.9%	2,962	12.4%
Income before income taxes & noncontrolling interests	3,401	12.7%	3,907	16.3%
Income taxes	328	1.2%	372	1.6%
Net income attributable to Gengsheng’s stockholders	2,997	11.2%	3,503	14.6%

	Six-Month Period Ended on		Increase (Decrease)
	June 30, 2009	June 30, 2008
Sales revenue	26,768	23,954	2,814	11.7%
Cost of goods sold	18,627	14,950	3,677	24.6%
Gross profit	8,141	9,004	(863)	(9.6%	)
General and administrative expenses	2,037	1,649	388	23.5%
Selling expenses	2,914	2,962	(48)	(1.6%	)
Income before income taxes & noncontrolling interests	3,401	3,907	(506)	(13.0%	)
Income taxes	328	372	(44)	(11.8%	)
Net income attributable to Gengsheng’s stockholders	2,997	3,503	(506)	(14.4%	)

Sales revenue. Sales revenue increased approximately $2.81 million, or approximately 11.7%, to $26.77 million for the six-month period ended June 30, 2009 from $23.95 million for the same period in 2008. The overall increase for the six-month period ended June 30, 2009 was primarily driven by the sales growth of our fracture proppant products.

Cost of goods sold. Our cost of goods sold increased $3.68 million, or approximately 24.6%, to $18.63 million for the six-month period ended June 30, 2009 from $14.95 million during the same period in 2008. As a percentage of net revenues, our cost of goods sold was 69.6% and 62.4% for the six-month periods ended June 30, 2009 and 2008, respectively. The increase in our cost of goods sold resulted primarily from the increased prices of raw materials, mainly bauxite.

Gross profit. Our gross profit decreased approximately $0.86 million, or approximately 9.6%, to $8.14 million for the six-month period ended June 30, 2009 from $9 million for the same period in 2008. Gross profit as a percentage of net revenues was 30.4% for the six-month period ended June 30, 2009 as compared to 37.6% during the same period in 2008. The decline in gross profit and as a percentage of net revenue was mainly due to significantly increased prices for raw materials associated with our cost of goods sold in the second quarter of 2009.

General and administrative expenses. Our general and administrative expenses increased $0.39 million, or approximately 23.5%, to $2.04 million for the six-month period ended June 30, 2009 from $1.65 million for the same period in 2008. As a percentage of net revenues, general and administrative expenses increased to 7.6% for the six-month period ended June 30, 2009 from 6.9% for the six-month period ended June 30, 2008. The increase in the amount of general and administrative expenses was primarily attributable to the operating expenses associated with the start-up of our fine precision abrasives division, Micronized.

Selling expenses. Our selling expenses decreased approximately $0.05 million, or approximately 1.6%, to $2.91 million for the six months ended June 30, 2009, from $2.96 million for the same period in 2008. As a percentage of net revenues, our selling expenses decreased to 10.9% for the six-month period ended June 30, 2009 from 12.4% for the same period in 2008. This decrease in selling expenses and as a percentage of net revenue was primarily because of the cutback on travel expenses and successful reduction of transportation costs.

Income before income taxes and noncontrolling interests. Income before income taxes and noncontrolling interests was $3.40 million for the six-month period ended June 30, 2009, a decrease of 13% from the $3.91 million during the same period in 2008. Our income before income taxes and noncontrolling interests decreased primarily because of the rebound in raw material prices which caused the higher cost of goods sold..

Income taxes. Our income taxes during the six-month period ended June 30, 2009 were $0.33 million, decrease of $0.04 million or 11.8% as compared with $0.37 million for the same period in June 30, 2008. The decrease in income taxes resulted from the tax holiday for our fracture proppants subsidiary.

Net income attributable to Gengsheng’s stockholders. Net income decreased to approximately $3.0 million for the six-month period ended June 30, 2009 as compared to approximately $3.5 million for the same period in 2008, a decrease of approximately $0.50 million or approximately 14.4%. This decrease was primarily due to higher raw material costs and higher general and administrative expenses to fund the start-up costs for the Micronized division.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $2.0 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six-month period ended June 30,
	2009	2008
(Dollars in thousands)
Net cash (used in) provided by operating activities	(2,810)	4,273
Net cash used in investing activities	(4,147)	(3,413)
Net cash provided by (used in) financing activities	8,003	(2,007)
Net cash inflow/ (outflow)	1,044	(1,032)

Operating Activities

Net cash used in operating activities was $2.81 million for the six-month period ended June 30, 2009, which is a decrease of $7.08 million from $4.3 million net cash provided by operating activities for the same period in 2008. The net outflow from our operating activities was mainly due to a significant decrease in down payments received from our clients.

As of June 30, 2009, we had $1.7 million in bills receivable, which we received from our customers in the form of bankers' acceptance drafts. In China, bankers' acceptance drafts are used to settle trade debts between companies. A banker's acceptance draft is issued by a depositor who maintains an account at an acceptance bank. The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers' acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers' acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers' acceptance drafts to pay our suppliers. Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the rest of the 2009 year.

Investing Activities

Net cash used in investing activities was $4.15 million for the six-month period ended June 30, 2009, which is an increase of $0.74 million from $3.41 million cash used in investing activities for the same period in 2008. The increase in investing activities was mainly due to the payment of construction work for our new fine precision abrasives business segment.

Financing Activities

Net cash provided by financing activities was $8.0 million for the six-month period ended June 30, 2009, which is an increase of $10.01 million from $2.01 million net cash used by financing activities for the same period in 2008. The increase was primarily because we obtained short-term bank loans in favor of the Chinese government’s new initiatives to stimulate the economy by the PRC government policy.

Loan Facilities

As of June 30, 2009, the maturities for all our collateralized loans are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Gongyi Chengzhong Agriculture	2008-08-14 to	1 year	$1,172,000
		Credit Cooperative Union	2009-08-14
2	Facility Bank Loan	Gongyi Chengzhong Agriculture	2009-03-31 to	1 year	$732,500
		Credit Cooperative Union	2010-03-30
3	Facility Bank Loan	Shanghai Pudong Development	2009-04-24 to	6 months	$1,465,000
		Bank	2009-10-29
4	Facility Bank Loan	Industrial and Commercial Bank of	2008-12-31 to	11 months	$2,490,500
		China, Zhengzhou Branch	2009-11-23
5	Facility Bank Loan	Agricultural Bank of China, Gongyi	2009-03-23 to	1 year	$2,930,000
		City Branch	2010-03-22
6	Facility Bank Loan	Bank Of Communications of	2009-05-25 to	1 year	$1,172,000
		ZhengZhou	2010-05-25
7	Facility Bank Loan	Commercial Bank of ZhengZhou	2009-06-04 to	1 year	$2,930,000
			2010-06-03

We have $12.89 million in total bank loans that will mature on or before the end of October 29, November 23, 2009 and March 22, March 25, May 25, June 03, 2010, respectively. We will repay each loan when it matures with our working capital. We will also consider refinancing debt. However, we cannot provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company.

On July 10, 2009, we paid the short-term loan with Gongyi Chengzhong Agriculture Credit Cooperative Union for $1.17 million (RMB 8 million).

We believe that our currently available working capital, after receiving the aggregate proceeds of our credit facilities listed above should be adequate to sustain our operations at our current levels through at least the next twelve months.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On August 14, 2008, our subsidiary, Refractories, entered into a short-term loan agreement (the “Loan Agreement”) with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $1.17 million (RMB 8 million) (the “Loan”) at an interest rate of 1.092% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on August 14, 2009.

On December 31, 2008, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”) with China Industrial & Commercial Bank, Zhengzhou Branch (“Lender”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $2.93 million (RMB 20 million) at an interest rate of 0.51% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on November 23, 2009. On May 29, 2009, we paid $0.44 million (RMB 3 million). As of June 30, 2009, this bank loan balance, approximately $2.49 million, will be settled this year.

On March 23, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”), with Agricultural Bank of China, Gongyi City Branch (“Lender”) whereby Lender has agreed to loan approximately $2.93 million (RMB 20 million) to Refractories for a term of one year.

On March 31, 2009, our subsidiary, Duesail, entered into a short-term loan agreement (the “Loan Agreement”) with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $0.73 million (RMB 5 million) (the “Loan”) at an interest rate of 0.8425% per month on all outstanding principal. Duesail is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on March 25, 2010.

On April 24, 2009, our subsidiary, Refractories, entered into a short-term loan agreement (the “Loan Agreement”) with Shanghai PuDong Development Bank (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $1.46 million (RMB 10 million) (the “Loan”) at an interest rate of 0.561% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the loan and all accrued interest in full on October 29, 2009.

On May 25, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”), with Bank Of Communications of ZhengZhou (“Lender”) whereby Lender has agreed to loan approximately $1.17 million (RMB 8 million) to Refractories for a term of one year.

On June 4, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”), with Commercial Bank of ZhengZhou (“Lender”) whereby the Lender has agreed to loan approximately $2.93 million (RMB 20 million) to Refractories for a term of one year.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no other material effect on the Company’s financial statements. China GengSheng Minerals, Inc.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement has no material effect on the Company’s financial statements.

In April 2008, the FASB issued FASB staff position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in FASB and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of FASB. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP No. 115-2 and FSP No. 124-2, “Recognition of Other-Than-Temporary Impairments. FSP No. 115-2 and FSP No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. 115-2 and FSP No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard has no material effect on the Company's financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 has no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will become effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

Off-Balance Sheet Arrangements

From time to time we have delivered debt guarantees to third parties which are summarized as follows:
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Guarantees given to the bank	$28,654,000	$26,479,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of June 30, 2009 and December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on our assessment, we determined that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None for the period covered by this report.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended on June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on June 30, 2009.

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

CHINA GENGSHENG MINERALS, INC.

Date: August 14, 2009	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 14, 2009	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)