Form 10-Q/A
period 2009-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2009-08-20
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Yes ☐          No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the "Quarterly Report") of China Gengsheng Minerals, Inc. (the "Company") is being filed to correct the typographical errors in "Note 17-Segment Information" of the Notes to the Condensed Consolidated Financial Statements on Page 17, whereby the "Segment Profit (Loss)" for "Fracture Proppant Products" for the 6 month period ended June 30, 2009 should read "317,078" instead of "317,0788" and the "Segment Profit (Loss)" for "Fracture Proppant Products" for the 3 month period ended June 30, 2009 should read "(370,971)" instead of "(370,971".

Except as described above, no other changes have been made to the Quarterly Report, and this Amendment No. 1 does not amend or update any other information contained in the Quarterly Report.

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

Six months ended June 30 (Unaudited)

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine Precision		Total
	products		products		products		abrasives

	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$22,106,902	$20,928,581	$701,348	$931,161	$3,959,685	$2,093,952	$-	$-	$26,767,935	$23,953,694

Segment profit (loss)	$2,422,732	$2,857,010	$758,659	$306,090	$317,078	$686,473	$(95,290)	$-	$3,403,179	$3,849,573

Three months ended June 30 (Unaudited)

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine Precision		Total
	products		products		products		abrasives
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$12,312,527	$12,257,070	$551,240	$598,414	$1,506,158	$1,484,058	$-	$-	$14,369,925	$14,339,542
Segment profit (loss)	$2,131,679	$1,930,014	$675,221	$225,988	$(370,971)	$412,834	$(43,897)	$-	$2,392,032	$2,568,836

As of:	June	December	June	December	June	December	June	December	June	December
	30,	31,	30,	31,	30,	31,	30,	31,	30,	31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$55,851,990	$49,340,967	$3,578,302	$3,303,873	$12,986,095	$9,594,820	$10,927,204	$6,240,253	$83,343,591	$68,479,913

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

CHINA GENGSHENG MINERALS, INC.

Date: August 18, 2009	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 18, 2009	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)