Form 10-Q
period 2009-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2009-11-13
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

or

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,038,183

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3 - 4

Condensed Consolidated Statements of Income and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6 - 7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	31

Item 4T. Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risks Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	32

INTRODUCTION

Use of Certain Defined Terms

In this Form 10-Q, unless indicated otherwise, references to:

  “Powersmart” or “Gengsheng International” refers to Gengsheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly owned by China Gengsheng Minerals, Inc.;

  “Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

  “China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8166 for its December 31, 2008 audited balance sheet, and $1 = RMB6.8166 for its September 30, 2009 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8217 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third fiscal quarter of 2009, and $1= RMB6.975 is used for the condensed consolidated statement of income and other comprehensive income and consolidated statement of cash flows for the third fiscal quarter of 2008; both of which were based on the average currency conversion rate for each respective quarter.

PART I
ITEM 1. FINANCIAL STATEMENTS

China Gengsheng Minerals, Inc. Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2009	2008
(Stated in US Dollars)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,858,655	$955,732
Restricted cash - Note 5	7,921,800	1,760,400
Trade receivables, net	35,332,790	30,026,675
Bills receivable	1,515,654	631,560
Other receivables and prepayments	5,611,674	3,608,247
Inventories - Note 6	12,022,902	12,170,193
Deferred tax assets	31,729	54,869

Total current assets	64,295,204	49,207,676

Deposits for acquisition of property, plant and equipment	28,062	6,297,205
Deposits for acquisition of land use right	216,960	-
Goodwill - Note 7	441,089	441,089
Intangible asset - Note 7	953,550	953,550
Property, plant and equipment, net - Note 8	21,299,180	10,654,692
Land use right	940,922	956,916

TOTAL ASSETS	$88,174,967	$68,511,128

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$10,645,831	$9,548,854
Bills payable - Note 5	9,975,600	3,520,800
Other payables and accrued expenses	4,856,178	6,010,364
Advances from a director - Note 18	73,004	2,460,820
Income taxes payable	402,754	349,293
Non-interest-bearing loans - Note 9	216,750	290,100
Collateralized bank loans - Note 10	13,789,800	2,640,600
Unsecured interest-bearing loan - Note 11	-	220,050
Deferred tax liabilities	21,486	21,486

TOTAL LIABILITIES	39,981,403	25,062,367

COMMITMENTS AND CONTINGENCIES - Note 16

PART I
ITEM 1. FINANCIAL STATEMENTS

China Gengsheng Minerals, Inc. Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2009	2008
(Stated in US Dollars)	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized, 24,038,183 shares issued and outstanding - Note 12	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves	7,207,206	7,207,206
Accumulated other comprehensive income	4,359,162	4,355,605
Retained earnings	16,742,897	12,078,137

Total China Gengsheng Minerals, Inc. stockholders' equity	47,941,347	43,273,030
NONCONTROLLING INTEREST	252,217	175,731

TOTAL EQUITY	48,193,564	43,448,761

Total liabilities and equity	$88,174,967 $	68,511,128

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc. Condensed Consolidated Statements of Income and Comprehensive Income

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
(Stated in US Dollars)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue

Sales	$41,684,358	$36,816,119	$14,916,423	$12,862,425

Cost of goods sold	(29,321,083)	(23,735,421)	(10,694,531)	(8,785,806)

Gross profit	12,363,275	13,080,698	4,221,892	4,076,619

Operating expenses

General and administrative expenses	3,323,180	2,982,198	1,086,686	1,172,772

Selling expenses	4,378,227	4,474,375	1,464,701	1,511,888

Total operating expenses	7,701,407	7,456,573	2,551,387	2,684,660

Net operating income	4,661,868	5,624,125	1,670,505	1,391,959

Other income (expenses)
Government grant income	813,838	61,586	44,082	-
Interest income	38,971	9,151	18,762	6,205
Other income	328,598	111,764	266,854	75,998
Finance costs - Note 13	(735,816)	(623,983)	(293,423)	(198,548)

Total other income (expenses)	445,591	(441,482)	36,275	(116,345)

Income before income taxes and noncontrolling interest	5,107,459	5,182,643	1,706,780	1,275,614

Income taxes - Note 14	(366,214)	(474,738)	(38,024)	(102,919)

Net income	4,741,245	4,707,905	1,668,756	1,172,695

Net income attributable to noncontrolling interest	(76,485)	(9,416)	(1,220)	22,614

Net income attributable to Company’s stockholders	$4,664,760	$4,698,489	$1,667,536	$1,195,309

Net income	$4,741,245	4,707,905	1,668,756	1,172,695

Other comprehensive income
Foreign currency translation adjustment	(3,557)	1,975,554	54,020	(103,328)

Comprehensive income	$4,737,688	$6,683,459	$1,722,776	$1,069,367
Comprehensive income attributable to noncontrolling interest	(76,486)	(9,416)	(981)	22,614

Comprehensive income attributable to Company’s stockholders	$4,661,202	$6,674,043	$1,721,795	$1,091,981

Earnings per share-Basic - Note 15	$0.19	$0.20	$0.07	$0.05
Earnings per share-Diluted - Note 15	$0.19	$0.19	$0.07	$0.05

Weighted average number of shares - Basic	24,038,183	24,038,183	24,038,183	24,038,183
Weighted average number of shares - Diluted	24,038,183	24,157,176	24,038,183	24,157,176

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc. Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2009	2008
(Stated in US Dollars)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income attributable to the Company’s stockholders	$4,664,760	$4,698,489
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	689,917	654,461
Amortization of land use right	15,982	16,282
Deferred taxes	23,123	2,443
Noncontrolling interest	76,486	9,416
Government grant income	(813,838)	-
Loss on disposal of property plant and equipment	1,062	-
Write back of unsecured interest-bearing loan	(219,885)	-
Changes in operating assets and liabilities:
Restricted cash	(6,156,780)	(1,720,440)
Trade receivables	(5,302,136)	(4,444,439)
Bills receivables	(883,432)	5,816,915
Other receivables and prepayments	(2,001,926)	(1,108,402)
Inventories	147,181	(3,660,509)
Other payables and accrued expenses	(1,153,321)	2,705,555
Trade payables	1,096,155	2,371,340
Bills payables	6,449,960	3,440,880
Income tax payable	53,422	(290,439)
Net cash flows (used in) provided by operating activities	(3,313,270)	8,491,552

Cash flows from investing activities
Payments for deposits of acquisition of land use right	(216,798)	-
Payments for acquisition of property, plant and equipment	(5,179,541)	(4,494,284)
Proceeds from disposal of property, plant and equipment	116,498	-
Net cash paid to acquire an subsidiary	-	(875,294)
Net cash flows used in investing activities	(5,279,841)	(5,369,578)

Cash flows from financing activities
Proceeds from bank loans	14,805,590	-
Repayment of bank loans	(3,738,045)	(4,917,591)
Repayment to a director	(2,386,025)	-
Repayment of non-interest-bearing loans	-	(208,802)
Government grant received	813,838	645,165
Net cash flows provided by (used in) financing activities	9,495,358	(4,481,228)

Effect of foreign currency translation on cash and cash equivalents	676	(38,795)

Net increase (decrease) in cash and cash equivalents	902,923	(1,398,049)

Cash and cash equivalents - beginning of period	955,732	1,964,390

Cash and cash equivalents - end of period	$1,858,655	$566,341

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2009	2008
(Stated in US Dollars)	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$648,622	$637,130
Income taxes	$310,978	$768,911

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

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

In accordance with ASC 810, “Noncontrolling Interest in Consolidated Financial Statements”, the noncontrolling interest is presented within total equity. Certain 2008 amounts in the consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net earnings or equity attributable to the Company's stockholders as previously reported.

2.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China Gengsheng Minerals, Inc. The Company's common stock is quoted on the NASD over-the-counter bulletin board under the symbol “CHGS”.

Currently the Company has seven subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Gengsheng International Corporation ( “Gengsheng International” )	BVI/ November 3, 2004	100% directly held by the Company	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan Gengsheng Refractories Co., Ltd. ( “Refractories” )	The People's Republic of China (“PRC”)/ December 20, 1996	100% indirectly held through Gengsheng International	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of monolithic refractory products

Henan Gengsheng High-Temperature Materials Co., Ltd. ( “High-Temperature” )	PRC/ September 4, 2002	89.33% indirectly held through Refractories	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

ZhengZhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100% indirectly held through Gengsheng International	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan Gengsheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100% indirectly held through Refractories	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture Gengsheng Shunda New Materials Co., Ltd ( “Prefecture” )	PRC/ April 13, 2004	100% indirectly held through Refractories	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Smarthigh Holdings Limited ( “Smarthigh” )	BVI/ November 5, 2004	100% indirectly held through Gengsheng International	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC’s Henan Province. Prefecture is located in Guizhou Province and is manufacturing corundum materials, a major raw material for monolithic refractory. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramics, fracture proppants, fine precision abrasives, and corundum materials.

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

Monolithic refractory products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing monolithic refractory. Fine precision abrasive is the Company’s new product, which is used for slicing the solar-silicon bar and polishing the equipment surface, and it is expected to be commercially launched in late 2009. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

4.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables, and financial guarantee issued to third parties. As of September 30, 2009 and December 31, 2008, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the nine and three months ended September 30, 2009 and 2008, we had only one customer, Shandong Steel Co., Ltd (formerly, “Rizhao Steel”), representing 10% or more of the company’s consolidated sales. Our sales to Shandong Steel amounted to $6,000,062 or 14.39%, $6,067,479 or 16.48% of our sales for the nine months ended September 30, 2009 and 2008, and $1,453,231 or 9.74%, $1,928,446 or 14.99% for the three months ended September 30, 2009 and 2008 respectively.

Fair value of financial instruments

The company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157 on January 1, 2008. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of September 30, 2009		As of December 31, 2008
	(Unaudited)		(Audited)
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Collateralized bank loans	$13,789,800	$13,858,882	$2,640,600	$2,697,692

The fair values of collateralized borrowings are based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.

Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

China Gengsheng Minerals, Inc. Notes to Condensed Consolidated Financial Statements

5.	Restricted cash and bills payable

		As of	As of
		September 30,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Bank deposits held as collateral for bills payable	$7,921,800	$1,760,400

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills’ amounts in issue.

6.	Inventories

		As of	As of
		September 30,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Raw materials	$4,102,384	$4,343,227
	Work-in-progress	664,867	490,526
	Finished goods	7,280,287	7,361,076

		12,047,538	12,194,829
	Provision for obsolete inventories	(24,636)	(24,636)

		$12,022,902	$12,170,193

7.	Goodwill and intangible assets

		As of	As of
		September 30,	December 31,
		2009	2008
		(Unaudited)	(Audited)

	Unpatented technology - Note a	$366,750	$366,750
	Patented technology - Note b	586,800	586,800

		$953,550	$953,550

	Goodwill - Note c	$441,089	$441,089

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.

Goodwill and intangible assets (Cont’d)

Note a: Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $342,750 (translated at historical rate). This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, annual impairment review was performed by management and no impairment was identified and accordingly, it is stated at cost as at September 30, 2009.

Note b: In late 2008, Gengsheng International, entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasive. As the commercial production has yet to be launched, no amortization and no impairment is expected. It would be amortized when the relevant production line is available for use.

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

8.	Property, plant and equipment

		As of	As of
		September 30,	December 31,
		2009	2008
		(Unaudited)	(Audited)
	Costs:
	Buildings	$9,104,271	$7,950,012
	Plant and machinery	4,766,536	2,461,105
	Furniture, fixture and equipment	431,095	1,257,575
	Motor vehicles	1,472,904	1,520,517
		15,774,806	13,189,209
	Accumulated depreciation	(3,851,998)	(3,235,130)
	Construction in progress	9,376,372	700,613

	Net	$21,299,180	$10,654,692

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and are repayable on demand.

10.	Collateralized bank loans

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$13,789,800	$2,640,600

The above bank loans are denominated in RMB and carry an average interest rate at 6.53% per annum. The bank loans as of September 30, 2009 were guaranteed by Mr. Zhang, the Company’s senior management and a third party of which Refractories executed a counter guarantee to that third party’s guarantee and collateralized by land use rights, buildings and machinery with carrying values of $671,628, $2,237,770 and $1,326,353 respectively.

11.	Unsecured interest-bearing loan

The unsecured loan was advanced from local government and carried interest at 7.56% per annum. According to legal opinion, as the lender has not taken any action to claim the loan within the reasonable time, the unsecured loan was over the statutory limit of 20 years, so the amount was written back and recognized as other income.

12.	Common stock

During the nine months ended September 30, 2009, no common stock was issued and there were 24,038,183 shares of common stock outstanding as at September 30, 2009.

13.	Finance costs

	Nine months ended		Three months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008

Interest expenses	$482,258	$342,395	$186,483	$119,816
Bills discounting charges	166,441	277,101	86,125	74,245
Bank charges	87,117	4,487	20,815	4,487

	$735,816	$623,983	$293,423	$198,548

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

China Gengsheng Minerals, Inc. Notes to Condensed Consolidated Financial Statements

15.	Earnings per share
		Nine months ended		Three months ended
		September 30,		September 30,
		(Unaudited)		(Unaudited)
		2009	2008	2009	2008
	Numerator:
	Net income attributable to Company’s stockholders	$4,664,760	$4,698,489	$1,667,536	$1,195,309
	Denominator
	Weighted average common shares used to compute basic EPS	$24,038,183	$24,038,183	$24,038,183	$24,038,183
	Dilutive potential from assumed exercise of warrants	-	118,993	-	118,993
	Weighted average common shares used to compute diluted EPS	$24,038,183	$24,157,176	$24,038,183	$24,157,176

	Earnings per share - Basic	$0.19	$0.20	$0.07	$0.05

	Earnings per share - Diluted	$0.19	$0.19	$0.07	$0.05

16.	Commitments and contingencies

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

The Company incurred expenditures for routine pollutant discharge fees amounting to $Nil and $15,390 during the three and nine months ended September 30, 2009, respectively, and $Nil and $16,049 during the three and nine months ended September 30, 2008, respectively. These costs were incurred in general and administrative expenses.

	(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Guarantees	$28,533,150	$26,479,000

Management has assessed the fair value of the obligations arising from the above financial guarantees and considered it is immaterial for the Company. Therefore, no obligation in respect to the above guarantees was recognized as of September 30, 2009 and December 31, 2008.

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Commitments and contingencies (Cont’d)

(c)

As of September 30, 2009, the Company had capital commitments in respect of the acquisition of property, plant and equipment and land use rights amounting to $1,584,400, which was contracted but not provided for in the financial statements.

17.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. In our management’s view, including that of chief operating decision make, we operate through four operating segments that offer distinct products and services, consisting of monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products. The Company’s chief operating decision maker is the Chief Executive Officer.

As such, the Company has determined that it has four reportable segments under ASC 820 (previously SFAS 131), “Disclosures about Segments of an Enterprise and Related Information”: Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products. However, since the Company has not yet commenced the commercial abrasive production of fine precision products, there is not yet any revenue from this new product line.

The following were details of each of the Company’s reporting segments:

Nine months ended September 30 (Unaudited)

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine Precision		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$34,284,210	$32,564,305	$810,490	$1,198,763	$6,589,658	$3,053,051	$-	$-	$41,684,358	$36,816,119

Segment profit (loss)	$3,331,214	$4,127,087	$542,883	$102,444	$1,369,787	$912,405	$(136,425)	$-	$5,107,459	$5,141,936

Three months ended September 30 (Unaudited)

	Monolithic refractory		Functional ceramic		Fracture proppant		Fine Precision		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Revenue from external customers	$12,177,308	$11,635,724	$109,142	$267,602	$2,629,973	$959,099	$-	$-	$14,916,423	$12,862,425
Segment profit (loss)	$908,482	$1,270,077	$215,776	$(203,646)	$1,054,709	$225,932	$(41,135)	$-	$2,137,832	$1,292,363

	September	December	September	December	September	December	September	December	September	December
	30,	31,	30,	31,	30,	31,	30,	31,	30,	31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$59,616,765	$49,340,967	$3,352,324	$3,303,873	$12,848,004	$9,594,820	$12,326,659	$6,240,253	$88,143,752	$68,479,913

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.

Segment information (Cont'd)

Segment Information by products for the nine months ended September 30, 2009 and 2008

						Wearable
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Nine months ended September30, 2009 (Unaudited)
Revenue	$21,670,986	$222,287	$12,390,938	$614,923	$178,340	$17,226	$6,589,658	$41,684,358
Nine months ended September 30, 2008 (Unaudited)
Revenue	$23,183,961	$66,750	$9,313,594	$504,590	$504,589	$189,584	$3,053,051	$36,816,119

Segment Information by products for the three months ended September 30, 2009 and 2008

						Wearable
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Three months ended September 30, 2009 (Unaudited)
Revenue	$7,752,112	$119,004	$4,306,193	$84,500	$24,639	$2	$2,629,973	$14,916,423
Three months ended September 30, 2008 (Unaudited)
Revenue	$8,721,615	$49,660	$2,864,449	$35,955	$230,213	$1,434	$959,099	$12,862,425

1 Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$5,107,459	$5,141,936
Unallocated amounts relating to operations:
General and administrative expenses	-	(95)
Other income	-	40,802

Income before income taxes and noncontrolling interest	$5,107,459	$5,182,643

	Three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$1,704,280	$1,292,363
Unallocated amounts relating to operations:
General and administrative expenses	2,500	(43)
Other income	-	(16,706)

Income before income taxes and noncontrolling interest	$1,706,780	$1,275,614

China Gengsheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17	Segment information (cont'd)

		As of	As of
		September 30,	December 31,
		2009	2008
	Assets	(Unaudited)	(Audited)

	Total assets for reportable segments	$88,143,752	$68,479,913
	Cash and cash equivalents	31,215	31,215

		$88,174,967	$68,511,128

	All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

		Nine Months Ended September 30,
		2009	2008
		(Unaudited)	(Unaudited)

	PRC	$38,347,215	$34,472,076
	United States of America	2,659,378	-
	Others - Note	677,765	2,344,043

	Total	$41,684,358	$36,816,119

		Three Months Ended September 30,
		2009	2008
		(Unaudited)	(Unaudited)

	PRC	$14,442,445	$12,355,278
	United States of America	363	-
	Others - Note	473,615	507,147

	Total	$14,916,423	$12,862,425

Note: They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

18	Related party transactions

Apart from the advances from a director, which are are unsecured, interest-free and repayable on demand, and the guarantee given by Mr. Zhang as disclosed in note 10, the Company had no material transactions carried out with related parties during the reporting periods.

19	Subsequent events

The Company implements ASC 855. This amended topic establishes general standards of accounting for and disclosure of events that occur after balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date of these financial statements were issued. During this period the Company did not have any material recognizable events.

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

Overview

We are a Nevada-based holding company operating in the materials technology industry through our directly and indirectly controlled subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based, heat-resistant, and efficiency-enhancing industrial material products for industries such as steel and oil. Our four product segments are refractory products, industrial ceramics and fracture proppants, and fine precision abrasives.

The following chart reflects our organizational structure as of the date of this report.

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan Gengsheng Refractories Co., Ltd. (the “Refractories”), ZhengZhou Duesail Fracture Proppant Co., Ltd. (the “Duesail”), Henan Gengsheng Micronized Powder Materials Co., Ltd. (the “Micronized”), and Guizhou Southeast Prefecture Gengsheng New Materials Co., Ltd. (the “Prefecture”) and through our majority owned subsidiary, Henan Gengsheng High-Temperature Materials Co., Ltd. (the “High-Temperature”). We manufacture and sell monolithic refractory products, industrial ceramic products, fracture proppants, and, soon, fine precision abrasives products as the 20,000-ton annual capacity production facility was completed in April 2009 and trial production began in July 2009. Through our direct, wholly owned BVI subsidiary, Gengsheng International and its direct and wholly owned Chinese subsidiary, Duesail, we manufacture fracture proppant products.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries and our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s new product segment, fine precision abrasives, is targeted for photovoltaic (PV) equipment and optical equipment manufacturers. Our largest customers, measured by their percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China.

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

Our Products

The Company has four reportable segments: Monolithic refractory products, functional ceramic products, fracture proppant products and fine precision products. Below are the detail descriptions about each of the segment:

Monolithic refractory products

The manufacture of refractories has historically been the core business of the company as measured by revenue. A refractory is a nonmetallic material that is used in heavy industrial processes in which extremely high temperatures are present. Since refractory products possess excellent high-temperature-resistant properties. They are key components in various industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines for the iron, steel, cement, chemical, coal, glass, petrochemical, and non-ferrous industries. The majority of the company’s refractories are unshaped (monolithic) refractories, which are superior to brick refractories as they consume less energy and are more adaptable to complicated configurations. We manufacture refractories products through our wholly owned subsidiaries, Henan Gengsheng Refractories Co., Ltd, in Gongyi City, Henan Province.

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

As of September 2009, the total capacity for our refractory product lines, which include both monolithic and “shaped” (or “brick”) products, was 115,000 tons per year. The company’s monolithic refractory products include castable, coating, and dry mix materials used as linings in containers, low-cement and non-cement castables used in steel-producing furnaces, and pre-cast roofs used in electric arc furnaces. Our major customers are in the iron, steel, cement, chemical and nonferrous industries.

Functional ceramic products

Our functional ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. These products are critical components due to their resistance to high heat, abrasion, and significant impact. The company’s industrial ceremic products include: (i)Ceramic plates, tubes, elbows, and rollers, which are used in heavy machines for steel production, power generation, and mining; (ii)Ceramic cylinders and plugs, used in plug pumps for drilling crude oil; (iii)Wearable ceramic valves, that are used for transferring gas and liquid products. The operations are held through our 89.33% held subsidiary Henan Gengsheng High-Temperature Materials Co., Ltd, in Zhengzhou City, Henan Province.

Fracture proppant products

We first produced fracture proppant products in December 2006, through our direct, wholly owned Chinese subsidiary, Duesail. Our fracture proppants are very fine ball-like pellets, highly resistant to pressure, and used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield.

In October 2007, our fracture proppant products were certified by PetroChina Company Limited (the "PetroChina"), China Petroleum & Chemical Corporation (the "Sinopec") and the China National Offshore Oil Corporation (the "CNOOC") as we became a first-tier supplier of fracture proppants for their oil and gas-drilling operations. Our products have also passed the tests conducted by the China Petroleum and Chemical Industry Association (CPCIA), which will enhance our competitiveness in the market compared to our competitors. Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd. Carbo Ceramics, Inc. is our strongest competitor with approximately 5% share of the domestic market share and 40% share of the international market share in this segment.

In April 2009, we installed a new production line for proppants in a newly built facility, which brought our fracture proppant production capacity from 30,000 tons per year to 60,000 tons per year. The new production line, Phase II for proppants, uses a proprietary revolving kiln technology which cuts down production time and costs by up to 10%. The Phase II improvements also include the ability to produce a wider range of proppants catering to oil wells with different underground pressures.

Fine precision products

Precision Abrasives are essentially very fine, uniformly round, silicon carbide (SiC) based particles. These ultra-fine high-strength particles are applicable in a broad range of applications including machine manufacturing, electronics, optical glass, architecture, semiconductors, silicon chips, plastics and lenses. In particular they are ideal for polishing the surface of solar panels, silicon wafers, or other high precision instruments. On July 30, 2009, we announced the start of the trial production of this new product, at our newly completed facilities, Henan Gengsheng Micronized Powder Materials Co., Ltd, in Gongyi City, Henan Province. The new facilities have an annual production capacity of 20,000 metric tons.

Currently, the type of abrasives that we plan to launch is in high demand among solar-energy companies. Solar energy companies use such products to slice the silicon bar and to polish the equipment surface to become very smooth and shining. Currently, most precision abrasives used in China are imported from Japan. Compared with Japanese products, our strengths are our ability to eliminate the big particle, reduce the cost for polishing larger particles and remove disqualified particles during the production process. Our products can be applicable in a broader range of areas including machine manufacture, electronics industry, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens.

Highlights of Third Quarter of 2009

The sales of monolithic refractory products in the third quarter of 2009 grew 4.7% to $12.2 million, compared with the third quarter in 2008, as China’s economic activities expanded and slightly decreased over the second quarter of 2009. Sales of fracture proppants in the third quarter of 2009 increased 174.2% to a new record of $2.6 million compared with revenues in the third quarter of 2008, and increased 74.6% quarter over quarter.

On July 8, 2009, the Company reported that it won a supply contract for fracture proppants with PetroChina's Liaohe Oilfield. The total value of the contract is $3 million (RMB 20.6 million) and Gengsheng started shipping immediately. On July 30, 2009, the Company announced that it started trial production of Fine Precision Abrasives, at the company’s newly completed facilities in Gongyi City, Henan Province. The facilities were completed in April 2009, providing an annual production of 20,000 tons. On September 22 2009, the company declared that it has introduced new-generation Light Castable products, to meet steel makers’ need to cut energy costs and increase efficiency during steel-making. The new product had been officially accepted for trial use at Baosteel, one of the biggest steel makers in China.

The following are some unaudited financial highlights for the third quarter of 2009:

  Sales revenue approximated $14.92 million for the third quarter of 2009 compared with approximately $12.86 million for the same quarter in 2008.

  Net income increased to approximately $1.67 million for the third quarter of 2009 from $1.17 million for the same period in 2008.

  Our consolidated balance sheet (unaudited) as of September 30, 2009 includes current assets of approximately $64.30 million and total assets of approximately $88.17 million.

Recent Developments

On October 1, 2009, we announced a major breakthrough in industrial material technology with the invention of a new type of castables. The new castable product, called Si-Enhanced Anti-Creep High-Aluminum Castable (SEAC HAC), is created by adding silicon and other minerals to the traditional raw materials such as bauxite so that the finished product has the characteristic of much lower probability of creep, which is a gradual change of shape under stress during high-temperature industrial processes, for heating furnaces at steel mills and other industrial plants.

On September 22, 2009, we announced the introduction of a new refractory product for its steel company customers to cut energy costs and increase efficiency during steel-making. The Company held a teach-in last week on the new, high-performance, thermo-insulating and light castables at China's largest steel and iron conglomerate, Shanghai Baosteel, where our CEO, Vice President of Product Development and technology adviser shared product specifications and testing results with Shanghai Baosteel's directors of the procurement department, the technology department and various other managers and in-house experts.

On September 14, 2009, we announced the receipt of $337,000 (RMB 2.3 million) from the Henan Provincial Government in subsidy for the development and commercialization of our new product line, the fine precision abrasives.

On September 1, 2009, we announced that we established a new government-supported R&D center on the premise of the Company's subsidiary, Henan Gengsheng Refractories Co., Ltd., in Gongyi City, Henan Province, for the purpose of integrating R&D and speedy commercialization of mineral-based industrial materials. The new center, named Henan Monolithic Refractory Materials Technology Research Center, is one of the 64 key industrial engineering and technology centers designated by the Henan Provincial Government this year. The government is expected to provide grants and low-interest loans for the said institutes to develop new products and key innovations.

Results of Operations

Comparison of Three-Month Periods ended September 30, 2009 and September 30, 2008

The following table summarizes the results of our operations during the three-month periods ended on September 30, 2009 and September 30, 2008, and provides information regarding the dollar and percentage increase or (decrease) for the three-month period ended on September 30, 2009 compared with the three-month period ended on September 30, 2008.

(All amounts, other than percentages, in U.S. dollars)
	Three-Month Period		Three-Month Period
	Ended on Sep. 30, 2009		Ended on Sep. 30, 2008
	Dollars in	As a percentage	Dollars in	As a percentage
	thousands	of net revenues	thousands	of net revenues

Sales revenue	14,916	100%	12,862	100%
Cost of goods sold	10,695	71.7%	8,786	68.3%
Gross profit	4,222	28.3%	4,077	31.7%
General and administrative expenses	1,087	7.3%	1,173	9.1%
Selling expenses	1,465	9.8%	1,512	11.8%
Income before income taxes & noncontrolling interest	1,707	11.4%	1,276	9.9%
Income taxes	38	0.3%	103	0.8%
Net income attributable to Company’s stockholders	1,668	11.2%	1,195	9.3%

	Three-Month Period Ended on		Increase (Decrease)
Dollars in thousands	Sep. 30, 2009	Sep. 30, 2008	Dollar ($)	Percentage
Sales revenue	14,916	12,862	2,054	15.97%
Cost of goods sold	10,695	8,786	1,909	21.73%
Gross profit	4,222	4,077	145	3.56%
General and administrative expenses	1,087	1,173	(86)	(7.33%	)
Selling expenses	1,465	1,512	(47)	(3.11%	)
Income before income taxes & noncontrolling interest	1,707	1,276	431	33.78%
Income taxes	38	103	(65)	(63.11%	)
Net income attributable to Company’s stockholders	1,668	1,195	473	39.58%

Sales revenue. Our sales revenue is generated from sales of our mineral-based refractory products, primarily our monolithic refractory products and, increasingly, our industrial ceramic products and fracture proppant products. Sales revenues increased approximately $2.1 million, to $14.92 million for the three months ended September 30, 2009 from $12.86 million for the three months ended September 30, 2008. The increase came mainly from the sales growth of fracture proppant products, which generated growth rate of 174.2% year-over-year, and quarterly growth rate of 74.6%.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of goods sold increased $1.9 million, or approximately 21.7%, to $10.7 million for the three months period ended September 30, 2009 from $8.79 million during the three months period ended September 30, 2008. As a percentage of net revenues, the cost of goods sold increased approximately to 71.7% in the three months period ended September 30, 2009 from 68.3% during the three months period ended September 30, 2008. The increase in cost of goods sold resulted primarily from the increased prices of raw materials, mainly bauxite, along with the cost increase of outsourcing products.

Gross profit. Our gross profit increased by $0.15 million, or approximately 3.6%, to $4.22 million for the three months period ended September 30, 2009 from $4.08 million for the three months period ended September 30, 2008. This increase was mainly attributable to the increase in our sales. Gross profit as a percentage of net revenues was 28.3% for the three months period ended September 30, 2009, as compared to 31.7% for the three months period ended September 30, 2008. The decrease in gross margin was mainly due to the increase in raw material prices and the gross margin decrease from our refractory segment.

General and administrative expenses. Our general and administrative expenses consisted of the costs associated with staff and support personnel who administer our business activities and professional fees paid to third parties, and the expense of amortization and depreciation. Our general and administrative expenses decreased approximately $0.09 million, or approximately 7.3%, to $1.09 million for the three months period ended September 30, 2009, from $1.17 million for the same period in 2008. As a percentage of net revenues, general and administrative expenses decreased to 7.3% for the three months period ended September 30, 2009 as compared to 9.1% for the three months period ended September 30, 2008.

Selling expenses. Our selling expenses included sales commissions, the costs of advertising and promotional materials, transportation expenses, benefits for sales personnel, after-sale support services and other sales related costs. Selling expenses decreased by $0.05 million, or approximately 3.1%, to $1.47 million for the three months period ended September 30, 2009 from $1.51 million for the three months period ended September 30, 2008. As a percentage of net revenues, our selling expenses decreased to 9.8% for the three months period ended September 30, 2009, as compared with 11.8% for the same period in 2008. The decrease in selling expenses was primarily because we have established stable and established market of fracture proppant products, which saved a lot of the market development expense in the same period of 2008.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $1.71 million for the three months period ended September 30, 2009, a increase of 33.8% from $1.28 million for the same period in 2008. Besides of the revenue increase, the increase of Income before income taxes and noncontrolling interest was primarily attributable to other income, which recognized income of $0.27 million, from one long-term unpaid commercial bank loan, according to accounting rules, and government grant income of 44,082.

Income taxes. Our income taxes were $0.04 million for the three months period ended September 30, 2009, a decrease of $0.07 million or 63.1% from $0.10 million for the three months period ended September 30, 2008.

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

Net income attributable to Company’s stockholders. Our net income increased approximately $0.47 million, or 39.6%, to approximately $1.67 million for the three months ended September 30, 2009 from $1.20 million for the same period of 2008. The increase was due to the comprehensive factors of sales increase, expense control and streams from other incomes.

Comparison of Nine-Month Periods Ended September 30, 2009 and September 30, 2008

The following table summarizes the results of our operations during the nine-month period ended on September 30, 2009 and September 30, 2008, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended on September 30, 2009 compared with the nine-month period ended on September 30, 2008.

(All amounts, other than percentages, in U.S. dollars)
	Nine-Month Period		Nine-Month Period
	Ended on September 30, 2009		Ended on September 30, 2008
	Dollars in	As a percentage	Dollars in	As a percentage
	thousands	of net revenues	thousands	of net revenues

Sales revenue	41,684	100%	36,816	100.0%
Cost of goods sold	29,321	70.3%	23,735	64.5%
Gross profit	12,363	29.7%	13,081	35.5%
General and administrative expenses	3,323	8.0%	2,982	8.1%
Selling expenses	4,378	10.5%	4,474	12.2%
Income before income taxes & noncontrolling interest	5,107	12.3%	5,183	14.1%
Income taxes	366	0.9%	475	1.3%
Net income attributable to Company’s stockholders	4,665	11.2%	4,698	12.8%

	Nine-Month Period Ended on		Increase (Decrease)
	Sep. 30, 2009	Sep.30, 2008	Dollar ($)	Percentage
Dollars in thousands
Sales revenue	41,684	36,816	4,868	13.2%
Cost of goods sold	29,321	23,735	5,586	23.5%
Gross profit	12,363	13,081	(718)	(5.5%	)
General and administrative expenses	3,323	2,982	341	11.4%
Selling expenses	4,378	4,474	(96)	(2.1%	)
Income before income taxes & noncontrolling interest	5,107	5,183	(76)	(1.5%	)
Income taxes	366	475	(109)	(22.9%	)
Net income attributable to Company’s stockholders	4,665	4,698	(33)	(0.7%	)

Sales revenue. Sales revenue increased approximately $4.9 million, or approximately 13.2%, to $41.7 million for the nine-month period ended September 30, 2009 from $36.8 million for the same period in 2008. The overall increase for the nine-month period ended September 30, 2009 was primarily driven by the sales growth of our fracture proppant products.

Cost of goods sold. Our cost of goods sold increased $5.59 million, or approximately 23.5%, to $29.3 million for the nine-month period ended September 30, 2009 from $23.7 million during the same period in 2008. As a percentage of net revenues, our cost of goods sold was 70.3% and 64.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. The increase in our cost of goods sold resulted primarily from the increased prices of raw materials, mainly bauxite and cost increase of outsourcing products.

Gross profit. Our gross profit decreased approximately $0.72 million, or approximately 5.5%, to $12.4 million for the nine-month period ended September 30, 2009 from $13.1 million for the same period in 2008. Gross profit as a percentage of net revenues was 29.7% for the nine-month period ended September 30, 2009 as compared to 35.5% during the same period in 2008. The decline in gross profit and as a percentage of net revenue was mainly due to significantly increased prices for raw materials and gross margin decrease of refractory products.

General and administrative expenses. Our general and administrative expenses increased $0.34 million, or approximately 11.4%, to $3.3 million for the nine-month period ended September 30, 2009 from $3.0 million for the same period in 2008. As a percentage of net revenues, general and administrative expenses slightly decreased to 8.0% for the nine-month period ended September 30, 2009 from 8.1% for the nine-month period ended September 30, 2008.

Selling expenses. Our selling expenses decreased approximately $0.10 million, or approximately 2.1%, to $4.4 million for the nine months ended September 30, 2009, from $4.5 million for the same period in 2008. As a percentage of net revenues, our selling expenses decreased to 10.5% for the nine-month period ended September 30, 2009 from 12.2% for the same period in 2008. This decrease in selling expenses and as a percentage of net revenue was primarily because of the cut of marketing fees for fracture proppant products, and lower selling expense ratio for international sales.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was $5.1 million for the nine-month period ended September 30, 2009, a slightly decrease of 1.5% from the $5.2 million during the same period in 2008. Our income before income taxes and noncontrolling interest decreased primarily because of gross margin decrease from higher raw materials.

Income taxes. Our income taxes during the nine-month period ended September 30, 2009 were $0.37 million, decrease of $0.11 million or 22.9% as compared with $0.48 million for the same period in September 30, 2008. The decrease in income taxes resulted from the tax holiday for our fracture proppants subsidiary.

Net income attributable to Company’s stockholders. Net income attributable to Company’s stockholders decreased slightly to approximately $4.67 million for the nine-month period ended September 30, 2009 as compared to approximately $4.70 million for the same period in 2008, a decrease of approximately $0.03 million or approximately 0.7%.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $1.9 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine-month period ended September30,
	2009	2008
(Dollars in thousands)
Net cash (used in) provided by operating activities	(3,313)	8,492
Net cash (used in) investing activities	(5,280)	(5,370)
Net cash provided by (used in) financing activities	9,495	(4,481)
Net cash inflow (outflow)	903	(1,398)

Operating Activities

Net cash used in operating activities was $3.31 million for the nine-month period ended September 30, 2009, which is a decrease of $11.8million from $8.49 million net cash provided by operating activities for the same period in 2008. The net outflow from our operating activities was mainly due to a significant decrease in down payments received from our clients, whose business was influence negatively, especially in the first two quarters.

As of September 30, 2009, we had $1.5 million in bills receivable, which we received from our customers in the form of bankers' acceptance drafts. In China, bankers' acceptance drafts are used to settle trade debts between companies. A banker's acceptance draft is issued by a depositor who maintains an account at an acceptance bank. The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers' acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers' acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers' acceptance drafts to pay our suppliers. Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the rest of the 2009 year.

Investing Activities

Net cash used in investing activities was $5.28 million for the nine-month period ended September 30, 2009, which is an decrease of $0.09 million from $5.37 million cash used in investing activities for the same period in 2008. The cash used investing activities was mainly due to the payment of construction work for our new fine precision abrasives business segment and the construction of fracture proppants production line.

Financing Activities

Net cash provided by financing activities was $9.5 million for the nine-month period ended September 30, 2009, which is an increase of $13.98 million from $4.48 million net cash used by financing activities for the same period in 2008. The increase was primarily because we obtained short-term bank loans in favor of the Chinese government’s new initiatives to stimulate the economy by the PRC government policy.

Loan Facilities

As of September 30, 2009, the maturities for all our bank loans are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Gongyi Chengzhong Agriculture Credit Cooperative Union	2009-03-31 to 2010-03-25	1 year	$733,500
2	Facility Bank Loan	Industrial and Commercial Bank of China	2008-12-31 to 2009-11-23	11 months	$1,907,100
3	Facility Bank Loan	Shanghai Pudong Development Bank	2009-04-24 to 2009-10-9	6 months	$1,467,000
4	Facility Bank Loan	Agricultural Bank of China	2009-03-23 to 2010-03-22	1 year	$2,934,000
5	Facility Bank Loan	Bank of Communications of ZhengZhou	2009-05-25 to 2010-05-25	1 year	$1,173,600
6	Facility Bank Loan	Commercial Bank of ZhengZhou	2009-06-04 to 2010-06-03	1 year	$2,934,000
7	Facility Bank Loan	Commercial Bank of Luoyang	2009-09-09 to 2010-03-08	6 months	$1,467,000
8	Facility Bank Loan	Gongyi Chengzhong Agriculture Credit Cooperative Union	2009-09-11 to 2010-09-11	1 year	$1,173,600

We have $13.79 million in total loans that will mature on or before the end of October 9, November 23, 2009 and March 8, March 22, March 25, May 25, June 03, September 11, 2010, respectively. We will repay each loan when it matures with our working capital. We will also consider refinancing debt; However, we cannot provide any assurances that we will be able to timely refinance any of our debt on terms favorable to the Company.

On July 10, 2009, we paid the short-term loan with Gongyi Chengzhong Agriculture Credit Cooperative Union for $1.17 million (RMB 8 million).

We believe that our currently available working capital, after receiving the aggregate proceeds of our credit facilities listed to above should be adequate to sustain our operations at our current levels through at least the next twelve months.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On April 24, 2009, our subsidiary, Refractories, entered into a short-term loan agreement (the “Loan Agreement”) with Shanghai Pudong Development Bank (the “Bank”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $1.47 million (RMB 10 million) (the “Loan”) at an interest rate of 0.487% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the loan and all accrued interest in full on October 9, 2009.

On December 31, 2008, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”) with Industrial & Commercial Bank of China, Zhengzhou Branch (“Lender”). Pursuant to the Loan Agreement, the Bank loaned Refractories approximately $2.93 million (RMB 20 million) at an interest rate of 0.51% per month on all outstanding principal. Refractories is obligated under the Loan Agreement to repay the Loan and all accrued interest in full on November 23, 2009. On May 29, 2009 and August 31, 2009, we paid $0.44 million (RMB 3 million) and $0.59 million (RMB 4 million).

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

On September 9, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”), with Commercial Bank of Luoyang (“Lender”) whereby the Lender has agreed to loan approximately $1.47 million (RMB 10 million) to Refractories for a term of 6 months.

On September 11, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement (the “Loan Agreement”), with City credit cooperatives in Gongyi (“Lender”) whereby Lender has agreed to loan approximately $1.17 million (RMB 8 million) to Refractories for a term of one year.

Recent accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”.) The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165). The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

Accounting for Transfers of Financial Assets (included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended (included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASC update on the Company’s financial statements.

Off-Balance Sheet Arrangements
From time to time we have delivered debt guarantees to third parties which are summarized as follows:
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

Guarantees given to the bank	$28,533,150	$26,479,000

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of September 30, 2009 and December 31, 2008.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our Interim Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended on September 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three-month period ended on September 30, 2009.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: November 13, 2009	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 13, 2009	By: /s/ Hongfeng Jin
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