Form 10-K
period 2009-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2010-03-30
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

[   ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to_______

Commission file number: 001-34649

CHINA GENGSHENG MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-0541437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 88 Gengsheng Road
Dayugou Town, Gongyi, Henan
People’s Republic of China, 451273
(Address of Principal Executive Offices and Zip Code)

(86) 371-640598618
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE Amex Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]          No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]          No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]          No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [   ]          Non-Accelerated Filer [  ]        Accelerated Filer [  ]       Smaller Reporting Company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]          No [X]

The number of shares outstanding of our common stock as of June 30, 2009, was 24,038,183 shares. The aggregate market value of the common stock held by non-affiliates (7,151,359 shares), based on the closing market price ($1.00 per share) of the common stock as of June 30, 2009 was $7,151,359.

There were a total of 24,196,517 shares of the registrant’s common stock outstanding as of March 26, 2010.

Documents Incorporated by Reference: None

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China GengSheng Minerals, Inc. is referred to herein as “we”, “us”, “our”, the “Registrant” or the “Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

• “China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

• “RMB” refers to Renminbi, the legal currency of China; and

• “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8166 for its audited balance sheet at December 31, 2009, and $1 = RMB6.8166 for its audited balance sheet at December 31, 2008, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8202 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for its December 31, 2009,and $1= RMB 6.9372 is used for that ended December 31, 2008, which were based on the average currency conversion rate for each respective period.

PART I

ITEM 1. BUSINESS

Overview

We are a Nevada holding company operating in the materials technology industry through our direct and indirect subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based, heat-resistant products capable of withstanding high temperatures, saving energy and boosting productivity in industries such as steel and oil. Our products include refractory products, industrial ceramics, fracture proppants and fine precision abrasives.

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”), and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our direct, wholly owned BVI subsidiary, GengSheng International, and its direct and wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Finally, through our majority owned subsidiary High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are used in the utilities and petrochemical industries. Our fine precision abrasives are marketed to solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China.

Our principal executive offices are located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, People’s Republic of China 451271 and our telephone number is (86) 371-6405-9818.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access our SEC filings.

We make available free of charge through our internet site http://www.gengsheng.com, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements, if any, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders; and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance and (ii) Quarterly Results. These documents will also be available in print without charge to any person who requests them by writing or telephoning our principal executive offices: China Gengsheng Minerals Co., Ltd, No.88 Gengsheng Road, Dayugou Town, Gongyi, Henan, 451271, P.R. China, Tel:86+371-6405-9818, Fax:86+371-6405-9846. The information posted on our web site is not incorporated into this annual report on Form 10-K.

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

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds. In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LL, or Brean Murray, and Civilian Capital, Inc. for services as placement agents for the private placement. We also issued to Brean Murray Carret & Co., LLC and Civilian Capital, Inc. warrants for the purchase of 374,331 shares of our common stock in the aggregate. The warrants are immediately exercisable, have piggyback registration rights and have a three-year term, expiring on April 26, 2010.

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company does not attain a minimum after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after-tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company's common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good. Similarly, if the thresholds are not achieved in either year, the escrow agent must release certain amounts of the make-good shares that were put into escrow. As a result, we met the after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and the pro rata shares in escrow were returned to Mr. Zhang, while we did not meet the after-tax net income threshold of $13,500,000 for the fiscal year ended December 31, 2008, and the pro rata shares in escrow were transferred to the investors on March 8, 2010.

Corporate Structure

We conduct our operations in China through our wholly owned subsidiaries Refractories, Duesail, Micronized and Prefecture and through our majority owned subsidiary, High-Temperature. The following chart reflects our organizational structure as of the date of this report.

Segmental Information

Our operating segments are functioned by our manufacturing facilities and include four reportable segments: refractories, industrial ceramics, fracture proppants and fine precision abrasives.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to the consolidated financial statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations and of any dependence on one or more of the Company’s segments upon such foreign operations, please see Item 1A, “Risk Factors” .

Our Products and Markets

The following table set forth sales information about our product mix in each of the last two years.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Year Ended December 31,
	2009		2008
	Revenue	percentage of	Revenue	percentage of
		net revenues		net revenues

Refractories	$47,818	84.0%	$43,129	86.7%
Industrial Ceramics	1,098	1.9%	1,512	3.0%
Fracture Proppants	8,039	14.1%	5,122	10.3%
Fine Precision Abrasives	0	0%	0	0%
	$$56,955	100%	$$49,763	100%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 84.0% of the total revenue in 2009. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

We provide a customized solution for each order of our monolithic refractory materials based on the customer’s uniquely requested formula. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers’ furnaces, ladles or other vessels to improve the productivity of that equipment. The product is beneficial because it lowers the overall cost of production and improves financial performance for our customers. The reasons that the monolithic materials can help our customers improve productivity, lower production costs and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, and therefore improve the steel makers’ productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, and thereby improving the equipment’s operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure. Our refractory products and a description of their features are as follows:

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

We also have a production line for pressed bricks, which is a type of “shaped” refractory, for steel production. The annual designed production capacity of our shaped refractory products is approximately 15,000 metric tons. Finally, we provide a full-service option to our steel customers, which includes refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 47.9% of the Company’s total sales in 2009, compared with 41.0% in 2008. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

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

We signed a five-year collaboration agreement with the Ceramics Research Institute of Zhengzhou University (the "CRI") in Henan province of China in 2008, to research and develop innovative ways of improving the manufacturing process and functionality of an array of bauxite-based materials. Specifically, we will work with CRI to optimize and reduce costs for the production of fine precision abrasives, which are bauxite-based, ultra-fine, grain-like materials used to polish fine-metal or optical equipment surfaces, including solar panels. CRI will also help us develop next-generation industrial ceramics that can reduce energy use and pollution. In addition, we and CRI will jointly apply for government grants for bauxite-based materials research.

Fracture Proppants

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

On April 27, 2009, Duesail finished construction of its second production line for fracture proppants, and successfully doubled its capacity for fracture proppants, from 33,000 tons per year to 66,000 tons per year. The newly completed production line ("Phase II") adopts a so-called Revolving Kiln technology which cuts down production time and costs by up to 10%. The Phase II improvements also include the ability to produce a wider range of proppants catering to oil wells with different underground pressures.

Fine precision abrasives

Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instrument such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and shining. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics industry, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. Our fine precision abrasives product was launched in 2009 and we will begin selling in the first quarter of 2010. A description of its features is as follows:

Ultrafine precision abrasives. This product is a fine alumina or silicon carbide powder whose size is in microns. This product has characteristics suitable for wire slicing and specific polishing.

Our Competition Strength and Challenges

With over 1,500 manufacturers, the refractory market in which we compete is highly fragmented and highly competitive. In each of our product segments, there is at least one major competitor. Many of our products are made to industry specifications and may be interchangeable with our competitors’ products. Some of our competitors are large and well-established companies, such as Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lier Refractories Co., Ltd., and their financial resources and ability to gain market share may be greater than ours, which limits our pricing power in the market. Due to the diversity of our product offering, we believe that we enjoy a competitive advantage because most of our competitors do not offer the entire spectrum of our product line.

Refractories and Industrial Ceramics

Through our wholly-owned Chinese subsidiary Henan Gengsheng and its direct majority-owned Chinese subsidiary, High-Temperature, we manufacture refractory products and industrial ceramic products in China. We are well positioned to compete in the refractories segment and the industrial ceramics segment, because of our long-standing business relationships with the major steel companies, the quality and diversity of our products and our price differential. Major steel companies purchase our mixers and furnaces and the company is the top 1 provider of furnace products. In particular in 2004 our line of furnace products won awards in Henan Province. In addition, our patented integral casting technology for mixer furnaces has been licensed by more than twenty steel plants since 2000. Furthermore, we recently took the lead in developing small and medium-sized aluminum-magnesium spinel castables which were recognized in May 1995 by the Henan Science and Technology Committee as “key new products” of the State. Refractories, our wholly owned subsidiary, was granted the AAA credit rating by the Zhengzhou Enterprise Creditworthiness Evaluation Committee ("the Committee") in Henan Province in December of 2008.

We have distinguished ourselves through our excellent customer service team that provides a full-range of refractory services, including refractory construction and on-site maintenance and technical support. Our national registered laboratory with its excellent research team is available to meet our customer’s diverse product requirements in a timely manner based on the differences of construction sites. Our products are largely marketed based on our comparatively more efficient operations, our price differential and our quality of service. We have also made ourselves more competitive through competitive pricing.

Our largest customers, measured by percentage of our revenue, operate in the steel industry. The steel industry is characterized by intense price competition, which results in a continuing emphasis on our need to increase product productivity and performance. We are generally able to keep our prices lower than those of our competitors because we have contracted a supplier who provides high quality products at relatively lower prices. Our strategy has been to fulfill the steel industry’s need by developing technologically advanced refractory products to help our customers increase their productivity. We believe that the trend towards even greater productivity in the highly competitive steel industry will continue to provide a growing opportunity for our products, especially monolithic refractories.

As a result of the foregoing factors, we are in a more advantageous position than our major competitors Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lier Refractories Co., Ltd., all of whom offer less service and product choices but with similar prices to ours. We are confident that we will continue to be competitive based on our diverse product offerings, comprehensive maintenance services and better prices.

Fracture Proppants

We first produced fracture proppant products in December 2006, through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Duesail. Our products have passed the testing conducted by the China Petroleum and Chemical Industry Association (CPCIA), which strengthens our competitiveness in the market compared to our competitors. We have to be certified to be tier-1 fracture proppant provider for China's National Petroleum Company (CNPC), China Petroleum & Chemical Corporation (Sinopec) and China National Offshore Oil Corp. (CNOOC), who monopolize the oil and gas drilling business in China, and we are the sole signed provider for China National Offshore Oil Corp. (CNOOC). Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd, while the two companies are both subsidiaries of international magnates, which focus on international sales. Besides, we doubled our production capacity in April 2009, to enlarge the production capacity to 66,000 tons from 33,000 tons, and the new Revolving Kiln technology in the second production line can shorten the production cycle and save energy cost to be more efficient. After completion of the second production line, we can now provide wide range of products, sizing from 52M Pa 69M Pa to 86M Pa and 102M Pa.

Fine Precision Abrasives

We finished construction of facility and started trial production for fine precision abrasives in July 2009, and commercially launched the abrasives products through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Micronized. Our fine precision abrasives facility is designed to have capacity of 22,000 tons per year, which is one of the leading domestic providers in the micro-powder market. From the trial use feedback we got from potential customers, our products are qualified for used in wire slicing of solar ingots for solar cell makers to make wafers and polishing surface of solar panels or high-precision instruments. Currently the fine precision abrasives market in China is controlled by two Japanese companies, namely Nanxing and FUJIMI. We source our key raw material, green silicon carbide (SiC) from a mine in Xinjiang province to ensure we get the most highly purified material to provide high quality products. Our new patented production technology, differentiates the company from other domestic competitors, in fractionating the abrasives in water, to provide products that have higher purity and more accuracy in sorting out different sizes. Our combined cost advantage and patented technology help us to be well positioned to become the market leader in the market.

Overall, we believe that our competitive strengths include the following:

• Market Position. We believe that we hold a competitive position in the monolithic refractory marketplace. According to a Chinese steel industry publication, during 2009, total national sales of refractories were approximately $15 billion, 70% of which were from refractories applied in steel making, of which 30-35% are monolithic refractories. Based on our sales of monolithic refractories during fiscal 2009, which was approximately $47.8 million, we believe that our market share for monolithic refractories applied in steel making is approximately 1.5%. Our industry is highly competitive and consists of more than 2,000 manufacturers. However, we believe that our market share of 1.5%, as well as our well recognized “Gengsheng” brand and leading position in research and development place us in a strong competitive position in the monolithic refractory marketplace. Our position affords us a broad customer base, superior recognition of the “GengSheng” brand, procurement leverage and pricing advantages with our suppliers, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities and distribution channels enable us to introduce new refractory products and product categories to our customer base efficiently and cost effectively.

• Broad Product Offering. Our refractory product segment offers over 25 product categories that can be tailored to a wide range of customers’ specifications for use in the iron and steel manufacturing industries, in industrial furnaces, and in other heavy machinery. Our broad product offerings allow us to offer our customers a single source for many of their refractory product requirements.

• Diversified End Markets/Customer Base. We sell our refractory products in over 25 provinces in China and 11 overseas countries. In the 2009 fiscal year, for the refractories segment, we had 200 customers, none of which accounted for more than 20% of 2009 net sales. One customer, Shandong Steel Co., Ltd, Rizhao Subsidiary accounted for 14.2% of 2009 net sales. We believe that our broad product line and diverse target markets and customer base have contributed to greater stability in our sales and operating profit margin. We have long term relationships with significant steel and iron industry leaders in China, such as Bao Steel, Anshan Steel and Shandong Steel.

• Experienced Management Team. Our senior management team has, on average, over 20 years of experience in the refractory industry and with the company.

• Access to Raw Materials. We are located in Gongyi, Henan Province, an area of China which has an abundant reserve of bauxite and other key raw materials used in refractory manufacturing. We have diversified our access to raw materials by acquiring the Guizhou, a subsidiary of our wholly own subsidiary Refractories to secure and stabilize the supply and the prices of raw materials. We also entered into deep cooperation with a raw material, green silicon carbide provider in Xinjiang, to give us priority purchase right.

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

Our Customers

We have over 200 customers in 25 Chinese provinces, as well as in greater Asia, North America and Europe. Our customers include some of the largest steel and iron producers and petroleum & chemical producers in China and elsewhere. During each of fiscal years 2009 and 2008, only one of our customers, Shandong Steel Co., Ltd, Rizhao Subsidiary, represented 10% or more of our consolidated sales. Our sales to Shandong Steel Co., Ltd, Rizhao Subsidiary amounted to 14.2% or $8.1 million of our revenues for 2009 and 17.5%, or $8.7 million of our revenues for 2008.

During the fiscal year of 2009, our top ten customers among our segmental lines, which are listed below, accounted for approximately 53.9% of our consolidated revenues.

Our Top 10 Customers
(As of December 31, 2009)

Customers	Sales	Percentage	Locations
	(in US dollars)	of our net sales	of Customers

Shandong Steel Co., Ltd., Rizhao Subsidiary	8,089,426	14.2%	Rizhao City
Zibo Hongda Steel LLC.	3,286,510	5.8%	Zibo City
Gansu Jiu Steel Group Hongxing Iron &Steel Co,Ltd.	3,058,978	5.4%	Jiayu City
Heilongjiang Jianlong Iron & Steel LLC.	2,853,078	5.0%	Shuangyashan City
Anhui Yangtze Steel LLC.	2,720,171	4.8%	Maanshan City
AMSAT International	2,659,741	4.7%	USA
Nanchang Changli Iron & Steel Co., Ltd.	2,221,461	3.9%	Nanchang City
Anshan Baode Iron & Steel Ltd.	2,214,598	3.9%	Anshan City
Beijing Shenwu Thermal Energy Technology Co., Ltd.	1,984,135	3.5%	Beijing City
Hangang Group Hanbao Iron and Steel Co., Ltd.	1,614,082	2.8%	Handan City
Total	30,702,180	53.9%

Our Suppliers of Raw Materials

The principal raw materials used in our refractory products and fracture proppants are various forms of aluminum oxide, including bauxite, corundum, processed AI203, magnesia, calcium aluminates cement, resin, and silica. Bauxite is used in the production of refractory materials, fracture proppants and some industrial ceramic products. Bauxite is abundantly available from mines nearby our manufacturing facilities. We purchase a significant portion of our magnesia requirements from sources in Liaoning province. We strive to source raw materials from geographically proximate suppliers as higher shipping costs increase the cost of raw materials when they are bought from other regions. If we experience supply interruptions of our refractory raw material requirements, we believe that we could obtain adequate supplies from alternate sources in local areas or elsewhere in China at reasonable costs. The costs of some of our raw materials from 2008 to 2009 are as follows:

(State in US dollar)
	2009	2008	% Change

Ordinary bauxite	61.15	58.23	5.0%
Refined bauxite	249.79	223.41	11.8%
Middle class magnesia	176.18	181.82	-3.1%
High class magnesia	213.52	262.56	-18.7%
Silica	308.21	297.18	3.7%
Calcium aluminates cement	799.48	750.00	6.6%
Processed aluminum oxide	626.10	721.14	-13.2%
Brown fused corundum	506.85	509.71	-0.6%
White fused corundum	676.58	816.72	-17.2%

We typically have supplier agreements with terms of one to two years that do not impose minimum purchase requirements. The cost of raw materials purchased during the term of a supplier agreement usually is the market price for the raw materials at the time of purchase. Our centralized procurement department makes an ongoing effort to reduce and contain raw material costs. We generally do not engage in speculative raw material commodity contracts and attempt to reflect raw material price changes in the sale price of our products. Our ability to achieve anticipated operating results depends in part on having an adequate supply of raw materials for our manufacturing operations. We will share the cost of any increase in the price of raw materials with customers if and when such prices increase.

Our Sales and Marketing

Our sales and marketing group is comprised of over 100 employees who focus on managing specific product lines across several distribution channels. Our marketing process involves an integrated process of screening sales leads, preparing bid documents (in response to customer requests for a proposal, or RFP), making competitive bids and negotiating and executing definitive sales agreements.

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

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

• Adjust Cost Structure Through Operating Efficiency and Productivity Improvements. We regularly evaluate our operating productivity and efficiency and focus on decreasing our manufacturing and distribution costs. We have planned to advance internal capacity for new refractory products and new product development while continuing to enhance our order completing capabilities throughout our supply chain. We believe that these initiatives will provide significant costs savings and improve operating profits.

• Expand Product Lines and Specialty Product Lines. We are actively seeking to identify, develop and commercialize new products that use our core technology and manufacturing competencies. In particular, we intend to develop a variety of specialty, high margin mineral-based products, including fracture proppant and fine precision abrasive.

• Pursue Sales Opportunities in Existing and New Markets. We believe that we have significant opportunities to grow our business by increasing our penetration within our existing customer base, adding new customers, expanding our already broad refractory product offering, and pursuing additional marketing channels for other segmental line products. In addition to continuing to target leading steel and iron manufacturers and become their single source provider of refractory products, we have been receiving contracts with major oil & chemical manufacturers in China which has started to exploit further prosperity for our proppant products.

• Selectively Pursue Strategic Acquisitions. As a strong competitor in our core refractory manufacturing market, we believe that we are well-positioned to benefit from the consolidation of manufacturers in these markets. We also believe that our management has the ability to identify and integrate strategic acquisitions. We will continue to selectively consider acquisitions that will improve our market position within our existing target markets, expand our product offerings or end markets, or increase our manufacturing efficiency.

• Expand International Operations. We have alternatively expanded the operations to our potential oversea market for leveraging resources from our existing operations to increase our presence and our sales efforts in countries outside of China. We have started to receive supply contract from 11 other countries in Asia, Europe and North America. We expect seeing more export volumes in the future.

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

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee. We have received the necessary land use right certificates for our primary operating facility which are located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan Province.

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

Our Intellectual Property

While we consider our patents and trademarks to be valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would harm or cause a material disruption of our business. We also consider the production of our refractories to involve proprietary know-how, and we adjust and test the specific composition formulas to ensure optimal product performance.

Patents

We own nine Chinese patents which are registered with the China State Intellectual Property Office. The following table lists our patents:

Patent Name	Patent Number	Application Date	Patent Term	Country

Integral casting technology in mixer furnaces	ZL00137106.1	December 29, 2000	20 years	PRC
Light-slag heat-retaining refractory castables in high-furnaces clinders	ZL200510107341.X	December 27, 2005	20 years	PRC
Ceramic sealing double-gate valve	ZL200520029858.7	January 24, 2005	10 years	PRC
Direct-fired gas generator	ZL200520030706.9	May 23, 2005	10 years	PRC
Ceramic plunger in pumps	ZL200520029859.1	January 24, 2005	10 years	PRC
Ceramic cylinder in slurry pumps	ZL200820148214.3	July 25, 2008	10 years	PRC
Ceramic plunger pump	ZL200820148089.6	July 21, 2008	10 years	PRC
Ceramic lining in abrasion-resistance tubes	ZL20082014090.9	July 21, 2008	10 years	PRC
Oversized particles removal method	ZL01127585.5	October 30, 2001	20 years	PRC

In addition, we have pending patent applications with the China State Intellectual Property Office.

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

We have spent $478,422 and $308,431 on Company-sponsored research and development activities in fiscal years 2009 and 2008, respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. We have not spent any money on customer-sponsored research and development activities.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our Employees

As of December 31, 2009, we had approximately 1,400 employees, all of whom are all salaried employees and members of a labor union. Over 25% of our employees hold a bachelor’s degree, and approximately 1% of our employees hold a master’s degree. We actively recruit our employees from the local market and expect to focus our recruiting efforts on bachelor degree candidates in the fields of material science, refractory materials and marketing as we implement our expansion plans. We have implemented a comprehensive training program for our employees that focus not just on skills and knowledge training for their specific duties, but also on our corporate philosophy and our product concepts.

Our employees participate in a mandated state pension scheme and social insurance programs organized by Chinese municipal and provincial governments which cover pensions, unemployment and injury insurance. We are required to contribute to the scheme at a rate of 20% of the average monthly salary for employee pensions, 2% of the average monthly salary for the state unemployment fund and 1% of the monthly average salary for injury insurance. Our compensation expenses related to this scheme were $356,076 and $336,157 for the years ended December 31, 2009 and 2008, respectively.

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

China enacted a new Labor Contract Law, which became effective on January 1, 2008. We have updated our employment contracts and employee handbook and been in compliance with the new law. We will work with the employees and the labor union to ensure that the employees obtain the full benefit of the law. We do not anticipate that changes in the law will materially impact the Company balance sheet.

ITEM 1A. RISK FACTORS

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

RISKS RELATED TO OUR BUSINESS

The slow recovery of the global economic crisis could affect the overall availability and cost of external financing for our operation.

The slow recovery of the global financial markets from the global economic crisis and turmoil may adversely impact our business, the business and financial condition of our customers and the business of potential investors from whom we expect to generate our potential sources of capital financing. Presently it is unclear to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese governments and other governments throughout the world will mitigate the effects of the negative impact caused by the economic turmoil on our industry and other industries that affect our business. Although these conditions have not presently impaired our ability to access credit markets and finance our operations, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.

A downturn or negative changes in the highly volatile steel and iron industry will harm our business and profitability.

The iron and steel industries accounted for approximately 60%-70% of the consumption in the Chinese refractory industry according to the industry association statistics. Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These macroeconomic factors have historically 12 resulted in wide fluctuations in the Chinese and the global economies in which steel companies sell their products. In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for steel products both in China and overseas and, in turn, could negatively impact our sales, margins and profits.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China’s steel production. China has become the largest country for producing and consuming refractories, among which 60%-70% were demanded by companies in the steel industry. Our industry’s growth has been primarily driven by the growth in the Chinese steel industry. According to figures provided by the National Statistics Bureau of China, the Chinese steel output grew from an annual output of 157 million tons in 2001 to 568 million tons in 2009, representing a compounded average growth rate of 17.4%. Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China will not maintain this growth rate.

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

As a market leader in the monolithic refractory marketplace in China, we can buy raw materials in large quantities allowing us to negotiate volume pricing that result in lower prices than what is offered to our smaller competitors. As our smaller competitors consolidate and grow larger, they may be able to negotiate similar volume pricing from raw material suppliers. Under that scenario, any cost advantage that we currently enjoy may be reduced or eliminated altogether. Although our smaller competitors may pay higher materials costs relative to our material costs, their operating and administrative costs may be lower than ours, which may allow our competitors to quote very competitive prices for their products and services. Their competitive prices may force us to lower our prices, and to sell products and services at a loss in order to maintain our market share. Currently, we have a policy for setting a pricing floor so that we do not sell products at a loss; however, we cannot assure that we can maintain this policy indefinitely. Thus, increased competition in our industry could reduce our revenue and net income.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and jeopardize our current profit margins and profitability.

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminates cement, and silica. We primarily use bauxite in the production of refractory materials, fracture proppants and some industrial ceramic products. The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. In 2009, raw material costs accounted for 83. 4% of the production cost for refractory products, 51.8% for fracture proppant products and 60.8% for industrial ceramics products.

Our production facilities are located in Gongyi, Henan Province, where there is currently an abundant reserve of bauxite and corundum for refractory manufacturing. Although our proximity to bauxite allows us to benefit from a relatively short delivery time and lower shipping costs, we may experience supply shortages or price increases or both due to sharp increases in overall industry demand for bauxite. Besides purchasing bauxite from local suppliers, we also purchase bauxite, mullite, magnesia, calcium aluminates cement and other raw materials from suppliers in Shanxi Province, Shandong Province, Liaoning Province and Gansu Province. All of these locations are outside of Henan Province. Any increase in shipping costs will increase our cost of raw materials from these sources and will decrease our revenues and profitability.

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

Our operations are capital intensive and the nature of our business and our business strategy will require substantial additional working capital investment. We require capital for building new production lines, acquiring new equipment, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations, and to pursue new market opportunities. We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under our credit facilities, and we may require additional debt or equity financing. We cannot assure that this type of financing will be available or, if available, it may result in increased interest expenses, increased leverage and decreased income available to fund further expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downtowns. If we are unable to fund our capital requirements, we may be unable to implement our business plan and our financial performance may be adversely impacted.

Approximately 53.9% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 200 active customers, approximately 53.9% of our sales revenue came from our top ten customers in 2009, with Shandong Steel Co., Ltd, Rizhao Subsidiary alone accounting for approximately 14.2% of our sales revenue in the same period. If we cease to do business at or above current levels with Shandong Steel Co., Ltd, Rizhao Subsidiary or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility and transportations costs. In addition, many of our customers operate in the manufacturing industry. Any restrictions or penalties imposed under a cap and trade system might significantly impact their operations, which in turn, would adversely affect their demand for our products. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

We hold patents for (a) an integral casting technology in mixer furnaces (which expires on December 29, 2020), (b) a light-slag heat-retaining refractory castables in high-furnaces clinders (which expires on December 27, 2025), (c) a ceramic sealing double-gate valve (which expires on January 24, 2015), (d) a direct-fired gas generator (which expires on May 23, 2015) (e) a Ceramic plunger in pumps (which expires on January 24, 2015), (f) a ceramic cylinder in slurry pumps (which expires on July 25, 2018) , (g) a Ceramic plunger pump (which expires on July 21, 2018) , (h) a ceramic lining in abrasion-resistance tubes (which expires on July 21, 2018) and (i) an oversized particles removal method (which expires on October 30, 2021). We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

Expansion of our business may pull our management and operational infrastructure and impede our ability to meet any increased demand for our products.

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

Technological and manufacturing improvements have made refractory products more durable and more efficient. While making products more durable and more efficient is generally a positive development, the increased quality and durability of refractory products could lead to declining consumption and turnover of refractory products. With the growth rate in the steel industry decelerating and with the consumption rate of refractory products per metric ton of steel produced decreasing, the refractory industry’s future growth rate may decelerate. We can increase our prices to offset a decrease in product consumption, but we cannot assure that price increases will be acceptable to our customers.

Our new products are complex and may contain defects that are detected only after their release to our customers, which may cause us to incur significant unexpected expenses and lost sales.

Our products are highly complex and must operate at high temperatures for a long period of time. Although our new products are tested prior to release, they can only be fully tested when they are used by our customers. Consequently, our customers may discover defects after new products have been released. Although we have test procedures and quality control standards in place designed to minimize the number of defects in our products, we cannot guarantee that our new products will be completely free of defects when released. If we are unable to quickly and successfully correct the defects identified after their release, we could experience significant costs associated with compensating our customers for damages caused by our products, costs associated with correcting the defects, costs associated with design modifications, and costs associated with service or warranty claims or both. Additionally, we could lose customers, lose market share and suffer damage to our reputation.

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

We completed our new fine precisions production line in 2009 but it will not earn any revenue until 2010 and we cannot guarantee that we will earn the estimated revenues in the future or that it ultimately will be profitable.

We initiated the construction of our fine precisions line in 2008 and completed it in 2009. We entered into trial production in July 2009 and after making various technological adjustments and remolding, we shipped some test products for trial use by potential customers in November 2009 and received positive feedback from these potential customers. There can be no assurance that we will be able to rollout the production of our fine precisions line in an efficient and timely manner, ensure future revenues from sales will be significant, ensure any sales will be profitable or that we will have sufficient funds available to continue the manufacturing and marketing of these products. However, we do not expect our other operations to be materially affected by our failure to successfully market our new fine precisions products.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence and the market price of our ordinary shares may be adversely impacted.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets. The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

RISKS RELATED TO DOING BUSINESS IN CHINA

Chinese corporate income tax law could adversely affect our business and our net income.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as China GengSheng Minerals, Inc., Gengsheng International Corporation and Smarthigh Holding Limited. Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

The majority of our revenues are settled in Renminbi, or RMB. Any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside of China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our products and services.

All of our operations are conducted in China and part of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

Failure to comply with the U.S. Foreign corrupt practices act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

RISKS RELATED TO THE MARKET FOR OUR STOCK

As our common stock is thinly traded, the stock price may be volatile and investors may have difficulty disposing of their investments at prevailing market prices.

On March 4, 2010, our common stock began trading on the NYSE Amex stock exchange (formerly the American Stock Exchange) under the symbol “CHGS”. Prior to March 4, our common stock traded over-the-counter under the symbol CHGS.OB. Despite the new listing on the larger stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

Our Common Stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our President and CEO holds a significant percentage of our outstanding voting securities.

As of December 31, 2009, Mr. Shunqing Zhang, our President and CEO, was the beneficial owner of approximately 68.9% of our outstanding voting securities. As a result, he possessed significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions. His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

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

None.

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

We have obtained the right from the relevant governmental authority for periods ranging from 39 to 50 years to use the land on which our facilities are located. We currently have about 27 manufacturing facilities located on five manufacturing sites in China. In our Refractories subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 316,663 square feet. In our High-Temperature subsidiary in Zhengzhou City, Henan Province, we have offices and workshops that total approximately 115,777 square feet. In our Duesail subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 401,449 square feet. In April 2009, we finished constructing our production line for fine precision abrasives, with 22,000 tons of designed annual capacity, and we have offices and workshops that total approximately 739,114 square feet in the Micronized subsidiary.

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

PART II

ITEM 5. MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 4, 2010, our common stock commenced trading on the NYSE Amex stock exchange (formerly the American Stock Exchange) under the symbol “CHGS”. Until March 3, 2010, our common stock traded over-the-counter under the symbol CHGS.OB. The CUSIP number is 16942P101.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
Year Ended December 31, 2009
4th Quarter	$ 2.53	$ 1.59
3rd Quarter	1.94	0.80
2nd Quarter	1.05	0.55
1st Quarter	0.08	0.42

Year Ended December 31, 2008
4th Quarter	1.90	0.28
3rd Quarter	2.30	1.50
2nd Quarter	3.30	2.30
1st Quarter	4.05	2.80

_______________________________
(1) The above tables set forth the range of high and low bid prices per share of our common stock as reported in our SEC filings and by www.quotemedia.com for the periods indicated. The closing bid prices are only available from the quarter that began on April 1, 2006.

Holders

As of December 31, 2009, there were approximately 315 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors, which currently consists of five directors, has complete discretion on whether to pay dividends, subject to the approval of our shareholders. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as the MD&A, is intended to help the reader understand our Company, our operations and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2009 and 2008 and for the two-year period ended December 31, 2009.

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries. Through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Refractories, and its direct majority-owned Chinese subsidiary, Shunda, and High-Temperature, we manufacture monolithic refractory products and industrial ceramic products in China. Through our direct, wholly-owned BVI subsidiary, Smarthigh, and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Through Micronized, wholly-owned subsidiary of Refractories, we manufacture fine precisions.

We have four primary business segments: refractories, industrial ceramics, fracture proppants and fine precision abrasives. Refractories product is a nonmetallic material that is used in heavy industrial processes in which extremely high temperatures are present, and the main customers for the segment are steel makers. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. Our fracture proppants are very fine ball-like pellets, highly resistant to pressure, and used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. The newly introduced segment, fine precision abrasives are essentially very fine, uniformly round, silicon carbide (SiC) based particles. These ultra-fine high-strength particles are applicable in a broad range of applications, including machine manufacturing, electronics, optical glass, architecture, semiconductors, silicon chips, plastics and lenses. The company finished construction for the fine precision abrasives facility in April 2009, and entered into trial production in late July 2009. In fiscal year 2009, the refractories segment accounted for $47.8 million or 84.0%, of our total revenue of $57.0 million, industrial ceramics accounted for approximately $1.1 million or 1.9% of the total revenue and fracture proppants contributed $8.0 million or 14.1% of our total revenue.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and 11 other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives target solar companies and optical equipment manufacturers in the early stage of product manufacturing. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect significant revenue growth from fracture proppants, and from fine precision abrasives in 2010.

The following table provides a percentage breakdown for our regional sales in China as of December 31, 2009:

Region	Proportion
East China	42.2%
West China	9.9%
South China	0.3%
North China	35.7%
Central China	11.9%

Highlights of Business Operations in 2009

During the fiscal year of 2009, our company maintained a steady growth, although we faced significant challenge from both the refractory and fracture proppant markets as the global economic slowdown continued. From the beginning of 2009, the PRC central government has labeled the steel sector in China an overcapacity-burdened industry and the government is resolved to cut back the industry's excessive capacity. Since then some small and mid-sized steel millers have been shut down, which decreased the demand of refractories. To face the changing market environment, we have adjusted our products offered to our customers, in order to provide more efficient and environmental friendly products. We have also focused our marketing efforts on premium customers. Our newly introduced monolithic refractories used in magnesium reduction furnaces grew significantly in 2009. Our newly secured full-service client, Shandong Steel Co. Ltd., Zhangdian subsidiary, will generate stable monthly revenue. Since the second quarter of 2009, the demand for fracture proppant from overseas customers has declined, however at the same time we have identified significant market potential for fracture proppant products in Northwest China, and we have rapidly gained market penetration domestically.

During the fiscal year of 2009, we also made efforts to extend the production lines. In April 2009, we finished building our second production line for fracture proppant segment, which applies the revolving kiln technology to shorten the production cycle and save energy cost, as well as provide us with a broader products offering. In July 2009, we finished construction of the fine precision abrasives segment and entered into trial production. By the end of December 2009, the segment was able to produce stable qualified products, and we had good sales in the beginning of 2010. To fully support the construction of those projects, we borrowed some short-term bank loans from domestic commercial banks, and we propose to pay back the loans through cash flow from normal operating activities.

In addition, we continued to enhance our research and development, and we established a new provincial government-supported R&D center. The Refractories subsidiary was designated as the National High & New Tech Enterprise (HNTE) by Henan Province. We have received several government grants to encourage our energy conservation and emission reduction project of the fracture proppant segment, for R&D related to the industrial ceramic segment and to support for construction within the fine precision abrasive segment.

The followings are some financial highlights for fiscal year 2009:

• Sales revenue increased by approximately $7.2 million, or approximately 14.5%, to approximately $57.0 million for the fiscal year of 2009 from approximately $49.8 million for the same period of 2008.

• Net income increased by approximately $1.6 million, or 38.3%, to approximately $5.6 million for the fiscal year of 2009 from $4.1 million for the same period of 2008.

• Our consolidated balance sheet for the fiscal year of 2009 included current assets of approximately $73.5 million and total assets of approximately $98.0 million.

Major Factors that Affect our Financial Condition in 2009

Industry Consolidation of Steel Millers

Although in China, the crude steel output in 2009 reached a new record of approximate 570 million metric tons, keeping a steady year to year growth rate of 13.5%, China's steel industry faces overcapacity and the global economic recession. In addition, the PRC government’s policy to make China’s steel industry more efficient and energy-saving will squeeze out small to mid-sized steel makers which may reduce the market’s demand towards refractories. To face the challenges, we will focus on providing low carbon, more efficient and environmental friendly monolithic refractories.

Considerable Increase of Raw Material Prices and Decreasing Gross Margin

During 2009, the inflation expectation and upstream pressure of higher prices for raw materials, fuel and utilities continued. In a relatively fragmented market, our products’ selling price did not increase in step with the increased price of the raw materials. Although we are less impacted by the soaring materials costs and slower sales growth than our competitors, our gross margin and net income were impacted by the continued economic distress around the world. We will continue to optimize our products offering to allocate the available resources more efficiently.

Declined Export Due to Decreasing Global Demand

Due to the global economic slowdown, our export volumes were substantially reduced, and the purchase prices from our international customers have been reduced, resulting in declining revenues and profits from exports in 2009.

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended on December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years.

All amounts, other than percentages, in thousands of U.S. dollars

	2009		2008

		As a		As a
	All	percentage of	All	percentage of
	amounts	net revenues	amounts	net revenues
Statement of operations data:
Net sales	56,955	100%	49,763	100%
Cost of sales	40,735	71.5%	33,800	67.9%
Gross profit	16,220	28.5%	15,963	32.1%
Operating expenses
(Recovery of ) Provision for doubtful accounts	(98)	-0.2%	91	0.2%
General & administrative expenses	4,444	7.8%	4,398	8.8%
Research and development cost	478	0.8%	308	0.6%
Selling expenses	6,281	11.0%	6,074	12.2%
Total operating expenses	11,105	19.5%	10,871	21.8%
Income from operations	5,115	9.0%	5,092	10.2%
Government grant income	1,149	2.0%	75	0.2%
Interest income	73	0.1%	37	0.1%
Other income	334	0.6%	85	0.2%
Finance costs, net	(579)	-1.0%	(776)	-1.6%
Income before income taxes and noncontrolling interest	6,092	10.7%	4,512	9.1%
Income taxes	(412)	0.7%	(465)	-0.9%
Noncontrolling interest	(72)	0.1%	9	-0.0%
Net income attributable to Company’s common stockholders	5,608	9.9%	4,056	8.2%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Sales revenues. Sales revenues increased by approximately $7.2 million, or 14.5%, to $57.0 million in 2009 from approximately $49.8 million in 2008. Our sales revenue at present is generated from sales of our mineral-based refractory products, primarily our refractory products, industrial ceramic products and fracture proppant products. The increase was mainly attributable to both our referactories segment and fracture proppant segment, with quantity sold both growing steadily.

In our refractory segment, we sold approximately 115,400 metric tons of refractory products in 2009 compared to 105,200 metric tons sold in 2008. The revenue from our refractory products increased to approximately $47.8 million in 2009 from approximately $43.1 million in 2008, with the average selling price increasing from $410 per metric ton in 2008 to $415 per metric ton in 2009. We increased our selling prices as a result of our increased cost of raw materials. Because of the fierce rivalry in the market, the selling price did not increase to a higher degree to keep pace with the increased price of raw materials.

In our fracture proppant segment, we sold approximately 23,700 metric tons of fracture proppant products in 2009, which grew by 69.2% compared with the 14,000 metric tons we sold in 2008. Revenue from fracture proppant products was approximately $8.0 million in 2009, which increased by 57.0% compared with approximately $5.1 million in 2008. Average selling price decreased to $340 per metric ton in 2008, compared with $365 per metric ton in 2008, mainly due to more low-grade fracture proppant products we sold in 2009. In 2009, we extended our production line, to achieve the capacity of 66,000 tons, which now produces a wider product offering, compared with 33,000 tons in 2008.

In our industrial ceramics segment, revenue was approximately $1.1 million in 2009 compared with approximately $1.5 million in 2008.

Cost of sales. Our cost of sales increased by approximately $6.9 million, or 20.5%, to approximately $40.7 million in 2009 from approximately $33.8 million in 2008. As a percentage of net revenues, the cost of goods sold increased by approximately 3.6% to 71.5% in 2009, from 67.9% in 2008. This increase was mainly attributable to the cost increase from refined bauxite, which amounted to about 24.3% of the total cost of sales. In 2009, the cost of refined bauxite was $9.9 million, which increased by $1.4 million or 16.4% compared to that of $8.5 million for the year 2008, mainly due to higher average purchase prices, which increased by 11.8% from $223 per metric ton in 2008 to $250 per metric ton in 2009. In 2009, the cost of sales for refractory, industrial ceramic and fracture proppant was approximately $34.5 million, $0.8 million and $5.4 million, respectively.

Gross profit. Our gross profit increased by approximately $0.3 million, or 1.6%, to approximately $16.2 million in 2009 from approximately $16.0 million in 2008. Gross profit as a percentage of net revenues decreased by 3.6% to 28.5% in 2009 as compared with 32.1% in 2008, mainly due to the high increase in the costs of goods sold, which exceeded the increase in revenues. In fiscal year 2009, the gross margin for refractory, industrial ceramic and fracture proppant segments were 27.9%, 25.6% and 32.4%, respectively.

(Recovery of) provision for doubtful accounts. Based on an assessment of our steel mill customers, which concluded their good reputation and satisfactory track record of collection, the management established the general provisioning policy that, no allowance is provided for the trade receivables aged below six months. Consequently, we released provision of approximately $0.1 million based on the new estimate.

General and administrative expenses. Our general and administrative expenses maintained flat at approximately $4.4 million in 2009 and 2008. As a percentage of net revenues, general and administrative expenses decreased by 1.0% to 7.8% in 2009, as compared with 8.8% in 2008. We expect that our general and administrative expenses will increase in the long term as we hire additional personnel and incur additional costs in connection with the expansion of our business and being a publicly traded company, including costs of enhancing our internal controls. As a percentage of net revenue, the general and administrative expenses ratio will not increase.

Research and development cost. Our research and development cost increased by 55.1% from approximately $308,000 for the fiscal year ended December 31, 2008 to approximately $478,000 for the fiscal year ended December 31, 2009. This increase was primarily due to more resources we had allocated to further extend our R&D strength. We established a new government-supported R&D center in 2009.

Selling expenses. Our selling expenses increased by approximately $0.2 million, or 3.4%, to approximately $6.3 million in 2009 from approximately $6.1 million in 2008. Selling expenses as a percentage of net revenues decreased by 1.2% to 11.0% in 2009 as compared with 12.2% in 2008. The increase in our selling expenses was mainly contributable to an approximate $0.6 million increase in traveling expenses for growing sales activity, and a $0.1 million export related expense, mainly for the export of fracture proppant, offset by a $0.6 million decrease in transportation expense, due to lower freight charges per metric ton Government grant income. Our government grant income increased by approximately $1.1 million, to approximately $1.2 million in 2009 from approximately $0.1 million in 2008. In 2009, our High-Temperature subsidiary was rewarded with $0.7 million for research and development efforts that High-Temperature had made to obtain 3 new patents in 2008, and our Duesail subsidiary was awarded $0.4 million government grant for its energy conservation and emission reduction contribution it had made by applying the Revolving Kiln technology in its second production line.

Finance costs, net. Our finance cost decreased by approximately $0.2 million, or 25.3%, to approximately $0.6 million in 2009 from approximately $0.8 million in 2008. As a percentage of net revenues, our finance cost was 1.0% in 2009 and 1.6% in 2008. This significant decrease was primarily due to an approximately $0.1 million decrease in discounted interest cost, and an approximate $0.1 million decrease in interest expense, which was compensated an approximate $0.3 million capitalized interest as the cost of construction by the Micronized subsidiary, due to the reallocation related to the capitalization.

Income before income taxes and noncontrolling interest. Our income before income taxes and minority interests increased by approximately $1.6 million, or 35.0%, to approximately $6.1 million in 2009 from approximately $4.5 million in 2008. As a percentage of net revenues, our income before income taxes and minority interests increased by 1.6% to 10.7% in 2009, as compared with 9.1% in 2008. This increase in percentage was primarily attributable to the increases in sales revenue, lower operating expenses due to effective cost control, and higher government grant income in 2009, as discussed above.

Income taxes. We incurred income taxes of approximately $0.4 million, which decreased by approximately $0.1 million or 11.4% in 2009, compared with approximately $0.5 million in 2008. As a percentage of income before income taxes and noncontrolling interest, income taxes accounted for 6.8% in 2009, compared with 10.3% for the same period in 2008. The decrease in income taxes we paid was mainly because of the government grants we received during the year were tax exempt.

Net income attributable to the Company’s common stockholders. As a result of the foregoing, our net income increased by 38.3% to $5.6 million for the fiscal year ended December 31, 2009 from $4.1 million for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $1.0 million and restricted cash of $16.0 million. Our current assets were $73.5 million and our current liabilities were $48.9 million as of December 31, 2009 which resulted in a current ratio of approximately 1.5 to 1. Total stockholders' equity as of December 31, 2009 was $48.9 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

(in thousands of US dollar)	2009	2008

Net cash (used in) provided by operating activities	(3,775)	$8,426
Net cash used in investing activities	(6,224)	(8,265)
Net cash provided by (used in) financing activities	10,025	(1,394)
Effect of foreign currency translation on cash and cash equivalents	10	204
Net increase (decrease) in cash and cash equivalents	36	(1,009)
Cash and cash equivalents – beginning of year	956	1,964
Cash and cash equivalents – end of year	992	956

Operating Activities

Net cash used in operating activities in 2009 totaled $3.8 million, which is an increase of $12.2 million from net cash provided by operating activities of $8.4 million in 2008. The increase in net cash used by operating activities was mainly due a $6.7 million increase in bills receivables, a $4.1 million increase in other receivable and prepayment, and a $4.9 million decrease in bills payable, due to increased sales and material purchases, offset by a $5.7 million decrease in inventories, due to improved inventory turnover rate.

Investing Activities

Net cash used in investing activities in the fiscal year of 2009 was $6.2 million, which is a decrease of $2.0 million from net cash used in investing activities of $8.3 million in 2008. The decrease in net cash used in investing activities for 2009 was primarily due to our construction of fine precision abrasive facility and the expansion of fracture proppant second-production line, which caused a $5.0 million decrease in deposit paid for property, plant and equipment, and an increase of $3.8 million cash payment for these PPE and construction in progress and land use right.

Financing Activities

Net cash provided in financing activities was $10.0 million in 2009, which is a significant increase of $11.4 million from net cash used in financing activities of $1.4 million in 2008. The main reason for increased net cash provided by financing activities was mainly because of an increase of $37.2 million bank loans and borrowings from domestic commercial banks, offset by a $14.9 million increase of restricted cash, which is collateral for bank borrowing, and a $8.0 million increase in cash outflow for repayment of bank loans.

Loan Facilities

In 2009, we borrowed new loans for a total $37.2 million from banks for the working operation needs and we repaid $14.9 million in loans borrowed during the year ended on December 31, 2009. As a result, the balance of all our bank loans and borrowing as on December 31, 2009 was approximately $28.5 million, which includes $11.9 million short-term bank loans and $16.6 million of bank borrowing secured by bank deposits . We might need additional credit facilities for possible new production line construction and productions.

As of December 31, 2009, the Company and its subsidiaries have the following credit facilities with the following terms:

All amounts, other than percentages, are in U.S. dollars

	All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount

1	Facility Bank Loan	Agricultural Bank of China	2009-03-23 to 2010-03-22	1 year	$2,934,00
2	Facility Bank Loan	City credit cooperatives in Gongyi	2009-03-31 to 2010-03-25	1 year	$733,500
3	Facility Bank Loan	Bank Of Communications of ZhengZhou	2009-05-25 to 2010-05-25	1 year	$1,173,600
4	Facility Bank Loan	Commercial Bank of ZhengZhou	2009-06-04 to 2010-06-03	1 year	$2,934,000
5	Facility Bank Loan	Commercial Bank of Luoyang	2009-09-09 to 2010-03-08	6 months	$1,467,000
6	Facility Bank Loan	City credit cooperatives in Gongyi	2009-09-11 to 2010-09-11	1 year	$1,173,600
7	Facility Bank Loan	Shanghai Pudong Development Bank	2009-11-26 to 2010-05-25	6 months	$1,467,000

We have $11.9 million of loans maturing on or before the end of March 8, March 22, March 25, May 25, June 03, and September 11, 2010, respectively. We will repay each loan when it matures with our working capital. We will also consider refinancing debt; however, we cannot provide any assurances that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On March 23, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Agricultural Bank of China, Gongyi City Branch (“ABC”) whereby ABC has agreed to loan approximately $2.9 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On March 31, 2009, our subsidiary, Duesail, entered into a short-term loan agreement (the “ACCU Loan Agreement”) with Gongyi Chengzhong Agriculture Credit Cooperative Union in Henan Province (“ACCU”). Pursuant to the ACCU Loan Agreement, the ACCU loaned Duesail approximately $0.7 million (RMB 5 million) at an interest rate of 12.132% per year on all outstanding principal.

On May 25, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Bank of Communications of ZhengZhou (“BOCC”) whereby BOCC has agreed to loan approximately $1.2 million (RMB 8 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On June 4, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Commercial Bank of ZhengZhou (“CBZ”) whereby CBZ has agreed to loan approximately $2.9 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 7.434% per year on all outstanding principal.

On September 9, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Commercial Bank of Luoyang (“CBL”) whereby CBL has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of 6 months, at an interest rate of 5.346% per year on all outstanding principal.

On September 11, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with City Credit Cooperatives in Gongyi (“CCCG”) whereby CCCG has agreed to loan approximately $1.2 million (RMB 8 million) to Refractories for a term of one year, at an interest rate of 9.540% per year on all outstanding principal.

On November 26, 2009, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Shanghai Pudong Development Bank in Zhengzhou (“SPDB”) whereby SPDB has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of 6 months, at an interest rate of 5.346% per year on all outstanding principal.

Critical Accounting Policies

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes and the estimation on life expectancy of property, plant and equipment. Actual results could differ from those estimates.

Allowance of doubtful accounts

We establish an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 1% of trade receivables due over 6 months but within 1 year, 5% of gross amount of trade receivables due from 1 to 2 years, 40% of gross amount of trade receivables due from 2 to 3 years and 70% of gross amount of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent that they are considered to be doubtful.

Bad debts are written off when identified. We do not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by our management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and our management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future. The factors we considered in determining not to change our provisioning policies are:

a) our customers have solid reputations;

b) the delay in payment was mostly temporary; and

c) the overall macro environment in China for the steel industry will improve in the next year.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal depreciation rates are as follows:

	Annual rate	Residual value

Buildings	5- 7%	3-10%
Plant and machinery	9-33%	3-10%
Furniture, fixtures and equipment	9-20%	3-10%
Motor vehicles	9-18%	3-10%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Intangible assets

We account for goodwill and intangible assets in accordance with the provisions of ASC 350 (previously SFAS No. 142). The provisions of ASC 350 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Our intangible assets are comprised of unpatented and patented technologies. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract as detailed in Note 7a to the Consolidated Financial Statements. It is not subject to amortization until its useful life is determined to be no longer indefinite. Accordingly, unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Patented technology is determined to have useful life of 12 years pursuant to the purchase contract as detailed in Note 7b to the Consolidated Financial Statements. Patented technology is stated at cost of purchase less any accumulated amortization and any identified impairment losses in the annual impairment review.

Assets may not be recoverable. We recognize impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, we have not identified any indicators that would require testing for impairment.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We recognize impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, we have not identified any indicators that would require testing for impairment.

Revenue recognition

Pure products sales - Sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers, the sales price is fixed or determinable and collection is reasonably assured.

Products sales with installation, testing, maintenance repair and replacement - This kind of contract is signed as whole such that all of these service are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, we will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of our materials. For each maintenance, repair and replacement, we will supply materials and do the installation and testing works again, which are regarded as separate sales by us. In other words, we will have sales to this kind of customers every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation work and testing are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

Warranty

We maintain a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of our products under the warranty program. As of December 31, 2009 and 2008, such receivables amounted to $3,258,266 and $1,607,431 respectively and were included in trade receivables.

Since such products were well developed and highly mature, we did not encounter any significant claims from such customers based on past experience. Only a fraction of our sales are under warranty programs. Sales with warranty programs of $4.9 million and $4.7 million accounted for 8.4% and 9.4% of total revenues for the fiscal years of 2009 and 2008, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, we will be responsible to repair the system. Based on past experience, we did not encounter any significant claims from such customers. During the years ended December 31, 2009 and 2008, such warranty expenses amounted to approximately $249,000 and $231,000, respectively and are included in the selling expenses. They represent 0.4% and 0.5% of sales revenue and 4.3% and 5.7% of net income for fiscal years of 2009 and 2008 respectively. Accordingly we did not maintain a warranty reserve in view of its immateriality to our operation during the reporting periods. However, we will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Not accruing warranty expense would not materially impact our financial statements in the qualitative aspect because accruing warranty expenses would not, in management’s judgment, significantly influence users of the financial information who may be interested in this number, including customers and suppliers, governing bodies or investors. The fact that the actual warranty expense is disclosed in the notes to the financial statements provided, in our view, adequate information to users who may be interested in this number, as it provides an accurate measure of the extent of expenditure incurred, which perhaps may be an indication of the quality of our products. Based on the materiality criteria of SAB Topic 1.M, we have determined to change our policy to begin accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, labor protection and salaries and wage which are incurred at the administrative level and exchange difference.

Stock-based compensation

We adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of our common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

Apart from the guarantee as stated in Note 20(b) to the Consolidated Financial Statements appearing elsewhere in this annual report, given by us to third parties, we do not have any off-balance sheet arrangements.

Fair value of financial instruments

We adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157). The adoption of ASC 820 did not materially impact our financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of December 31, 2009		As of December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Unsecured interest-bearing loan	$-	$-	$220,050	$208,954
Collateralised short-term bank loans	28,459,800	29,262,527	2,640,600	2,697,692
	$28,459,800	$29,262,527	$2,860,650	$2,906,646

The fair value of collateralized borrowings is based on our current incremental borrowing rates for similar types of borrowing arrangements.

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

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on our financial statements.

Intangibles-Goodwill and Other (Included in amended Topic ASC 350”, previously FASB staff position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on our financial statements.

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”). The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on our financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FASB Staff Position No. 115-2 and Statement of Financial Accounting Standards No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on our financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on our financial statements.

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

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010.

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 became effective for our annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on our financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2007, our board of directors elected to appoint PKF, Certified Public Accounts, Hong Kong, China, a member firm of the PKF International Limited of legally independent firm (“PKF Hong Kong”), as our independent registered public accounting firm. We did not change our independent registered public accounting firm since then.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our interim Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on our assessment, we determined that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal years covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our interim Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, Mr. Zhang and Mr. Jin concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Messrs. Zhang and Jin, and effected by our board of directors, currently consisting of four directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. As a result of this assessment and based on the criteria in the COSO framework, Messrs. Zhang and Jin have concluded that our internal control over financial reporting is effective, as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

From inception through the year ended December 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and interim Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoter and Control Persons

Identification of Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and our directors. All directors of our Company hold office until our next annual board meeting or until their successors have been elected and qualified. The executive officers of our

Company and operating subsidiary are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Date of Appt.	Position
Shunqing Zhang	56	Apr.25, 2007	CEO, President and Chairman, Board Director
Hongfeng Jin	35	Apr. 25, 2007	Interim Chief Financial Officer
Lawrence Goldman	53	Nov. 16, 2009	Board Director
Ming He	39	Nov. 18, 2009	Board Director
Jingzhong Yu	45	Nov. 18, 2009	Board Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Identification of Certain Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships among our directors or officers.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company and operating subsidiary, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Hongfeng Jin. Mr. Jin became our interim Chief Financial Officer on April 25, 2007. Mr. Jin was appointed as the Assistant Manager in charge of the Finance Department of Henan Gengsheng in December 2006. Prior to joining us, Mr. Jin served as a project manager for Asia-Pacific Accounting Group Limited, an accounting firm, from July 1997 to December 2006. Mr. Jin holds a bachelor’s degree in accounting from Central University of Finance and Economics.

Lawrence Goldman. Mr. Goldman is a certified public accountant with over 25 years of auditing, consulting and technical experience and from October 2007 to the present time works as a consultant providing CFO support to various US listed public companies. Mr. Goldman served from May 2006 to October 2007 as the Treasurer and Acting Chief Financial Officer of Thorium Power, Ltd. (NASDAQ: THPW). Prior to joining Thorium Power, Ltd., Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years auditing public companies. Mr. Goldman currently serves as a director of the following U.S. public companies: Wonder Auto Technology, Inc., China Integrated Energy, Inc., China Advanced Construction Materials Group, Inc. and Winner Medical Group Inc. Mr. Goldman entered into an independent director’s agreement with the Company, dated November 16, 2009, in which the Company agrees to pay $25,000 and 10,000 shares of the Company’s common stock in annual compensation for services provided by Mr. Goldman as a director. Mr. Goldman serves as the chair of Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation Committee of the Board.

Ming He. Mr. He joined Shengkai Innovations, Inc. (NYSE Amex: SHE) in March 2010 and serves as the Chief Financial Officer. Between January 2007 and February 2010, Mr. He served as CFO of Usunco Automotive Limited / Equicap, Inc. (EQPI.OB). From October 2004 until January 2007, Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (NASDAQ: SORL). Mr. He holds designations of Chartered Financial Analyst and Illinois Certified Public Accountant. Mr. He serves as the chair of the Audit Committee and is a member of the Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. He will receive $25,000 in annual compensation for his services, including his position as chair of the Audit Committee, and he also will receive a certain number of shares in the Company’s common stock, the exact number of which has not yet been determined.

Jingzhong Yu. Mr. Yu currently is an accounting professor at Zhongnan University of Economics and Law and has served in such position since 1985. Mr. Yu also served as an investment advisor from December 2003 to December 2007 to China Wanke Co., Ltd., which is a residential property developer, 999 Group, which is a pharmaceutical manufacturing company, Sanyi Group., Ltd., which is in the equipment and machinery manufacturing business, and China National Salt Industry Corporation, which is in the business of producing salt and salt chemicals. From December 2003 to June 2008, Mr. Yu served as an investment advisor to China Tobacco Group, which manufactures tobacco products. Mr. Yu serves as the chair of the Compensation Committee and is a member of the Audit Committee and Nominating and Corporate Governance Committee of the Board.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Board Meetings and Committees

All actions of board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our board of directors is composed of Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Lawrence Goldman, Mr. Ming He and Mr. Jingzhong Yu.

We formed an audit committee, a nominating and a compensation committee in a board of directors meeting duly held on December 18, 2009. Our audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Our nominating committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. Our nominating committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Our compensation committee is primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our officers or directors were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Mr. Shunqing Zhang, our Chairman, CEO and President, who owns more than 10% of our common stock timely filed a Form 5 to report one late transaction in 2009.

Code of Ethics

On April 25, 2007, our then sole director adopted a code of ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and to promote:

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Shunqing Zhang, our President and Chief Executive Office, and Hongfeng Jin, our interim Chief Financial Officer.

No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
		($)	($)	($)	($)
Shunqing Zhang, Chairman, CEO, President (1)	2009	36,652	-		36,652
	2008	33,766	-		33,766
Hongfeng Jin, interim CFO (2)	2009	21,991	-	-	21,991
	2008	17,000	-	-	17,000

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

(2)

On April 25, 2007, Mr. Jin became our interim Chief Financial Officer. Prior to the effective date of the reverse acquisition, Mr. Jin joined Henan Gengsheng in December 2006 as Vice Manager in charge of its Finance Department.

Outstanding Equity Awards at Fiscal Year End

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Employment Agreement

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees. Our subsidiary Henan Gengsheng has employment agreements with the following named executive officers:

Shunqing Zhang. Mr. Zhang’s preliminary employment agreement became effective as of January 1, 2007 and terminated on December 31, 2009. We have renewed his employment agreement in the January 2010, which will terminate on December 31, 2011, and we expect that this agreement will be renewed by the parties upon its expiration. Mr. Zhang is receiving an annual salary of approximately $36,652 under the agreement.

Hongfen Jin. Mr. Jin’s preliminary employment agreement became effective as of January 1, 2007 and terminated on December 31, 2009. We have renewed his employment agreement in the January 2010, which will terminate on December 31, 2011, and we expect that this agreement will be renewed by the parties upon its expiration. Mr. Jin is receiving an annual salary of approximately $21,991 under the agreement.

Our executive officers are not entitled to severance payments upon the termination of their employment agreements. They are subject to the customary non-competition and confidentiality covenants.

Director Compensation

On November 18, 2009, we appointed Mr. Lawrence Goldman, Mr. Ming He and Mr. Jingzhong Yu as our independent directors, with engagement term to be one year. Our board consist of four members, including the CEO, Mr. Shunqing Zhang, sits as the Chairman, along with the three independent directors. During the 2009 fiscal year, we did not pay Mr. Shunqing Zhang any compensation for his services as our director, and we paid Mr. Goldman, Mr. He and Mr. Yu for their function as independent directors since November 18, 2009 in the amount of $3,125, $3,125 and $915(RMB6,250) respectively. In addition, we do reimburse our directors for reasonable travel expenses related to duties as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of GengSheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Shunqing Zhang	CEO and President	Common Stock, $0.001 par value	16,568,646	68.93%
Hongfeng Jin	Interim Chief Financial Officer	Common Stock, $0.001 par value	0	*
Lawrence Goldman	Independent Director	Common Stock, $0.001 par value	0	*
Ming He	Independent Director	Common Stock, $0.001 par value	0	*
Jingzhong Yu	Independent Director	Common Stock, $0.001 par value	0	*
All officers and directors as a group (5 persons named above)		Common Stock, $0.001 par value	16,568,646	68.93%
5% Securities Holder
Wellington Management Company, LLP	Common Stock $0.001 par value	1,642,850	6.83%
David Brigante (3)(4) 12890 Hill Top Road Argyle, TX 76226	Common Stock $0.001 par value	1,270,400	5.28%
George L. Diamond (3)(4) 12890 Hill Top Road Argyle, TX 76226	Common Stock $0.001 par value	1,270,400	5.28%
Marat Rosenberg (3)(4) 12890 Hill Top Road Argyle, TX 76226	Common Stock $0.001 par value	1,270,400	5.28%
Total Shares Owned by Persons Named above
	Common Stock, $0.001 par value	19,481,896	81.0%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of December 31, 2009, a total of 24,038,183 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

Since the beginning of the last fiscal year, or any currently proposed transaction, we have no transactions, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Our board of directors is currently composed of four members, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Lawrence Goldman, who is an independent director and Chairman of Nominating and Corporate Governance Committee, Mr. Ming He, who is an independent director and Chairman of Audit Committee, and Mr. Jingzhong Yu, who is an independent director and Chairman of Compensation Committee. Mr. Zhang is not an “independent director” as defined by Section 803(A) of NYSE Amex Rules, Rule 303A.01 and Rule 303A.02 of NYSE Listed Company Manual and Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF Hong Kong, is our independent registered public accounting firm engaged to examine our consolidated financial statements since the date of recapitalization on April 25, 2007.

Fees for the fiscal years ended December 31, 2009 and 2008

Audit Fees. PKF Hong Kong, was paid aggregate fees of approximately $118,461 and $88,020 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2009 and 2008.

Audit Related Fees. PKF Hong Kong, was not paid additional fees for the fiscal years December 31, 2009 and December 31, 2008 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. PKF Hong Kong, was not paid any fees for the fiscal years ended December 31, 2009 and December 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. PKF Hong Kong, was paid no other fees for professional services during the fiscal years ended December 31, 2009 and December 31, 2008.

Board of Directors Pre-Approval Policies and Procedures

We formed an audit committee, a Nominating and Corporate Governance Committee and a Compensation Committee in the board meeting duly held on December 18, 2009. Mr. Ming He serves as the chair of audit committee, and a member of Nominating and Corporate Governance Committee and the Compensation Committee of the Board. Mr. Lawrence Goldman, serves as the chair of Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation Committee of the Board. Mr. Jingzhong Yu serves as the chair of the Compensation Committee and is a member of the Audit Committee and Nominating and Corporate Governance Committee of the Board.

Our audit committee and board of directors reviewed and approved all audit services provided by PKF Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2009 is compatible with and did not impair the independence of PKF Hong Kong. It is the practice of our board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

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

10.24

Supply Agreement, dated January 16, 2008, between Henan GengSheng Refractories Co., Ltd. and Hanbao Iron and Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1, 10.2, 10.3, and 10.4 to the Registrant’s current report on Form 8-K filed on January 22, 2008, in commission file number 0-51527].

10.25

Supply Contract, dated May 19, 2008, between ZhengZhou Duesail Fracture Proppant Co. Ltd. and PetroChina Company Limited. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 21, 2008 in commission file number 0-51527].

10.26

Sales Contract, dated June 2, 2008, between ZhengZhou Duesail Fracture Proppant Co. Ltd. and Jilin Petroleum Group Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 5, 2008 in commission file number 0-51527].

Exhibit No.	Description
10.27

Equity Transfer Agreement, dated June 12, 2008, among Henan Gengsheng Refractories Co., Ltd., Huizong Zhang, Yuanwei Zhang, and Shuqin Yu. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 18, 2008 in commission file number 0-51527].

10.28

Sales Contract, dated June 24, 2008, between Zhengzhou Duesail Fracture Proppant Co. Ltd. and China National Petroleum Group Co., Ltd., Jidong Oilfield. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 30, 2008 in commission file number 0-51527].

10.29

Full Services Contract, dated November 12, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Heilongjiang Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 16, 2009 in commission file number 0-51527].

10.30

Full Services Contract, dated November 12, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Heilongjiang Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 16, 2009 in commission file number 0-51527].

10.31

Supply Contract between Zhengzhou Duesail Fracture Proppant Co., Ltd. and AMSAT International, dated November 20, 2008. [Incorporated by reference to Exhibit 10.1and Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on December 23, 2009 in commission file number 0-51527].

10.32

Full Services Contract, dated November 21, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Hebei Wenfeng Iron and Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on December 3, 2008 in commission file number 0-51527].

10.33

Supply Contract between Zhengzhou Duesail Fracture Proppant Co., Ltd. and AMSAT International, dated November 22, 2008. [Incorporated by reference to Exhibit 10.3 and Exhibit 10.4 to the Registrant’s current report on Form 8-K filed on December 23, 2009 in commission file number 0-51527].

10.34

Full Services Contract, dated December 2, 2008, by and between Rizhao Iron & Steel Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 16, 2009 in commission file number 0-51527].

10.35

Guarantee Contract, dated December 27, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and Zhengzhou Commercial Bank, Jinshui Branch . [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on December 31, 2008 in commission file number 0-51527].

10.36

Loan Agreement, dated December 31, 2008, by and between Henan Gengsheng Refractories Co., Ltd. and China Industrial & Commercial Bank, Zhengzhou Branch. [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 7, 2009 in commission file number 0-51527].

14

Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

21	Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].
23	Consent of independent registered public accounting firm.*
31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Notes to exhibits

* Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheets of China GengSheng Minerals, Inc. (the "Company") and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 30, 2010

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$992,204	$955,732
Restricted cash (Note 4)	15,990,300	1,760,400
Trade receivables, net (Note 5)	36,909,518	30,026,675
Bills receivable	1,953,496	631,560
Other receivables and prepayments (Note 6)	7,627,968	3,608,247
Inventories (Note 7)	9,924,413	12,170,193
Deferred tax assets (Note 18)	56,787	54,869

Total current assets	73,454,686	49,207,676

Deposits for acquisition of land use right, property, plant and equipment	276,520	6,297,205
Goodwill (Note 8)	441,089	441,089
Intangible assets (Note 8)	953,550	953,550
Property, plant and equipment, net (Note 9)	21,980,340	10,654,692
Land use rights (Note 10)	934,981	956,916

TOTAL ASSETS	$98,041,166	$68,511,128

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$12,327,618	$9,548,854
Bills payable (Note 4)	1,512,200	3,520,800
Other payables and accrued expenses (Note 11)	4,294,606	6,010,364
Advances from a director and senior management (Note 11)	-	2,460,820
Deferred revenue - Government grants (Note 3)	381,420	-
Income taxes payable	313,430	349,293
Non-interest-bearing loans (Note 12)	1,520,160	290,100
Collateralized short-term bank loans (Note 13)	28,459,800	2,640,600
Unsecured interest-bearing loan (Note 14)	-	220,050
Deferred tax liabilities (Note 18)	89,244	21,486

TOTAL LIABILITIES	48,898,478	25,062,367

COMMITMENTS AND CONTINGENCIES (Note 20)

China GengSheng Minerals, Inc.
Consolidated Balance Sheets (Cont'd)

	As of	As of
	December 31,	December 31,
	2009	2008

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized in 2009 and 2008, 24,038,183 shares issued and outstanding in 2009 and 2008	24,038	24,038
Additional paid-in capital	19,608,044	19,608,044
Statutory and other reserves (Note 15)	7,419,868	7,207,206
Accumulated other comprehensive income (Note 16)	4,344,766	4,355,605
Retained earnings	17,473,813	12,078,137

Total China GengSheng Minerals, Inc. stockholders' equity	48,870,529	43,273,030
NONCONTROLLING INTEREST	272,159	175,731

TOTAL EQUITY	49,142,688	43,448,761

TOTAL LIABILITIES AND EQUITY	$98,041,166	$68,511,128

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year ended December 31,
	2009	2008

Sales revenue	$56,955,310	$49,762,638
Cost of goods sold	40,735,532	33,800,225

Gross profit	16,219,778	15,962,413

Operating expenses
(Recovery of) Provision for doubtful accounts (Note 5)	(98,553)	90,952
General and administrative expenses	4,444,021	4,397,758
Research and development expenses	478,422	308,431
Selling expenses	6,280,882	6,074,079

Total operating expenses	11,104,772	10,871,220

Income from operations	5,115,006	5,091,193

Other income (expenses)
Government grant income (Note 3)	1,149,566	75,262
Interest income	72,926	36,523
Other income	334,417	84,961
Finance costs (Note 17)	(579,562)	(776,027)

Total other income (expenses)	977,347	(579,281)

Income before income taxes and noncontrolling interest	6,092,353	4,511,912

Income taxes (Note 18)	(412,271)	(465,175)

Net income before noncontrolling interest	5,680,082	4,046,737
Net income attributable to noncontrolling interest	(71,744)	8,912

Net income attributable to Company’s common stockholders	$5,608,338	$4,055,649

Net income before noncontrolling interest	$5,680,082	$4,046,737
Other comprehensive income
Foreign currency translation adjustment	13,845	2,037,005

Comprehensive income	5,693,927	6,083,742
Comprehensive income attributable to noncontrolling interest	(96,428)	8,912

Comprehensive income attributable to Company’s common stockholders	$5,597,499	$6,092,654

Earnings per share (Note 19) – Basic and diluted attributable to Company’s common shareholders	$0.23	$0.17

Weighted average number of shares (Note 19) – Basic and diluted	24,038,183	24,038,183

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net income before noncontrolling interest	$5,680,082	$4,046,737
Adjustments to reconcile net income before noncontrolling interest to net cash (used in) provided by operating activities:
Depreciation	923,785	759,700
Amortization of land use rights	21,921	22,996
Deferred taxes	67,735	2,128
Gain on disposal of property, plant and equipment	(1,221)	(8,269)
(Recovery of) provision for doubtful accounts	(98,553)	90,952
Waiver of unsecured bank loan	(219,915)	-
Changes in operating assets and liabilities:
Restricted cash	708,000	(1,441,500)
Trade receivables	(6,780,066)	(6,006,271)
Bills receivables	(1,310,985)	5,389,642
Other receivables and prepayments	(4,017,261)	137,828
Inventories	2,244,402	(3,482,917)
Trade payables	2,777,059	3,984,986
Bills payables	(2,017,510)	2,883,000
Other payables and accrued expenses	(1,714,698)	2,448,144
Income tax payable	(37,757)	(400,847)

Net cash flows (used in) provided by operating activities	(3,774,982)	8,426,309

Cash flows from investing activities
Payments to acquire and deposit for acquisition of intangible assets	(216,827)	-
Payments to acquire and deposit for acquisition of land use right, property, plant and equipment	(6,125,720)	(7,400,994)
Proceeds from disposal of property, plant and equipment	118,798	11,532
Net cash paid to acquire a subsidiary	-	(875,294)

Net cash flows used in investing activities	(6,223,749)	(8,264,756)

Cash flows from financing activities
Government grant received in respect of property, plant and equipment	381,186	-
Restricted cash	(14,929,170)	-
Proceeds from bank loans	37,238,940	-
Repayment of bank loans	(11,552,868)	(3,587,391)
Proceeds from non-interest bearing loans	1,346,594	-
Repayment of non-interest-bearing loans	-	(204,504)
(Repayment to) advances from a director and senior management	(2,459,310)	2,418,045

Net cash flows provided by (used in) financing activities	10,025,372	(1,373,850)

Effect of foreign currency translation on cash and cash equivalents	9,831	203,639

Net increase (decrease) in cash and cash equivalents	36,472	(1,008,658)
Cash and cash equivalents - beginning of year	955,732	1,964,390

Cash and cash equivalents - end of year	$992,204	$955,732

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows (Cont’d)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$665,084	$546,889
Income taxes	$382,293	$805,267

Cash investment activities:
Fair value of assets required	$-	$434,311
Fair value of liabilities assumed	$-	$748,034

The accompanying notes are an integral part of these consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Equity

(Audited, Stated in US Dollars)

	China GengSheng Minerals, Inc. stockholders
				Statutory and	Accumulated
	Common stock			other	other
	Number of		Additional	reserves	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	(Note 15)	income	earnings	interest	Total
Balance, January 1, 2008	24,038,183	$24,038	$19,608,044	$6,723,050	$2,318,600	$8,506,644	$184,643	$37,365,019
Net income	-	-	-	-	-	4,055,649	(8,912)	4,046,737
Foreign currency translation adjustments	-	-	-	-	2,037,005	-	-	2,037,005
Appropriation to reserves	-	-	-	484,156	-	(484,156)	-	-

Balance, December 31, 2008	24,038,183	24,038	19,608,044	7,207,206	4,355,605	12,078,137	175,731	43,448,761
Net income	-	-	-	-	-	5,608,338	71,744	5,680,082
Foreign currency translation adjustments	-	-	-	-	(10,839)	-	24,684	13,845
Appropriation to reserves	-	-	-	212,662	-	(212,662)	-	-

Balance, December 31, 2009	24,038,183	$24,038	$19,608,044	$7,419,868	$4,344,766	$17,473,813	$272,159	$49,142,688

The accompanying notes are an integral part of these consolidated financial statements.

F – 7

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

1. Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE Amex stock exchange (formerly the American Stock Exchange) under the symbol “CHGS.” Prior to March 4, 2010, our common stock traded over-the-counter bulletin board under the symbol CHGS.OB.

GengSheng International Corporation was incorporated on November 3, 2004 in the British Virgin Islands (the “BVI”) as Powersmart Holdings Limited. On June 6, 2007, it changed its name to GengSheng International Corporation (“GengSheng International”).

Currently the Company has seven subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
GengSheng International	BVI/ November 3, 2004	100%	Ordinary shares : Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People’s Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractory products
Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of industrial and functional ceramic products
Smarthigh Holdings Limited	BVI/ November 5, 2004	100%	Ordinary shares : Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives
Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd (“Prefecture”)	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC's Henan and Guizhou Province. Through its operating subsidiaries, the Company produces and markets a broad range of refractory, functional ceramic, fracture proppant, fine precision abrasives products and corundum materials products.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

1. Corporate information (Cont’d)

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed Al2 03 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primarily sourced from suppliers located in the PRC. The production facilities of the Company other than the Prefecture’s sub-processing factory which is located in Guizhou Province, are also located in Henan Province.

Refractories products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Industrial ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, they serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing refractory products. Fine precision abrasive is the Company’s new product, which is used for slicing the solar-silicon bar and polishing the equipment surface, has been launched in late 2009. The Company's customers include some of the largest steel and iron producers and petroleum and chemical producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

2. Acquisition

On June 12, 2008, Refractories entered into an equity transfer agreement (the "Equity Transfer Agreement") with Huizong Zhang, Yuanwei Zhang and Shuqin Yu (collectively the "Sellers") for the purchase of 100% ownership of Xinyu Abrasive Co., Ltd. ("Xinyu") from the Sellers. Under the Equity Transfer Agreement, Refractories was required to pay a total consideration of $875,400 (RMB6,000,000) in exchange for 100% ownership of Xinyu and its assets. Xinyu was then renamed as Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd on June 18, 2008. The consideration is scheduled to be paid by Refactories in two installments. The first installment amounted to $787,860 (RMB5,400,000) was required to be paid on June 12, 2008 and the second installment amounted to $87,540 (RMB600,000) was required to be paid within 30 days after completing the transfer registration with Commerce Department. As of December 31, 2009, $875,400 had been fully paid. The acquisition is an upstream integration to provide synergy in the form of reduced production costs and stable supply.

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

As of December 31, 2009, the consolidated balance sheet includes a goodwill identified upon the acquisition of 100% equity interest in Prefecture amounting to $441,089 which represents the excess of the initial purchase price of $875,400 over the fair value of acquired identifiable net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

2. Acquisition (Cont’d)

The unaudited pro forma financial information presents the combined operating results of the Company with the operations of Prefecture for the year ended December 31, 2008, as if the acquisition had occurred as of the beginning of fiscal year 2007:

December 31, 2008

Revenue	$49,762,638
Net income	4,078,689
Profit per share:
- Basic and diluted	0.17

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

Noncontrolling interests

Noncontrolling interests resulted from the consolidation of an 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivable, inventories, deferred income taxes, the estimation on useful lives of property, plant and equipment and the impairment of goodwill and know-how. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade, bills and other receivables. As of December 31, 2009 and 2008 substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3. Summary of significant accounting policies

Concentrations of credit risk (Cont’d)

During the reporting periods, one customer representing 10% or more of the Company’s consolidated sales is:

	Year ended December 31,
	2009	2008

Shandong Steel Co., Ltd. Rizhao Subsidiary	$8,089,426	$8,698,230

As of December 31, 2009 and 2008, approximately 7% and 10% of gross trade receivables were due from this customer.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2009 and 2008 almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

Restricted Cash

Deposits in banks pledged as collateral for bills payable and bank loans (Note 4) that are restricted in use are classified as restricted cash under current assets.

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

Based on the above assessment, during the reporting periods, the management established the general provisioning policy to make allowance equivalent to 1% of trade receivables due over 6 months but within 1 year, 5% of trade receivables due from 1 to 2 years, 40% of trade receivables due from 2 to 3 years and 70% of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

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

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3. Summary of significant accounting policies (Cont’d)

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

Based on the above assessment, the Company establishes a general policy to make a 50% provision for inventories aged over 1 year. Historically, the actual net realizable value is close to the management’s estimation.

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

Construction in progress mainly represents expenditures in respect of the Company’s new offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of ASC 350 (previously SFAS No. 142). The provisions of ASC 350 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

The intangible assets of the Company are comprised of unpatented and patented technologies. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract as detailed in Note 8a. It is not subject to amortization until its useful life is determined to be no longer indefinite. Accordingly, unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment test.

Patented technology is determined to have useful life of 10 or 12 years pursuant to the purchase contract as detailed in Note 8b. Patented technology is stated at cost of purchase less any accumulated amortization and any identified impairment losses in the annual impairment review.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3. Summary of significant accounting policies (Cont’d)

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

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the leases of 39 to 50 years obtained from the relevant PRC land authority.

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

Government grant

The government grant is recognized in the consolidated statements of income and comprehensive income when the relevant performance criteria are met. Grants applicable to purchase of property, plant and equipment are amortized over the life of the depreciable assets.

The government grants for the year ended December 31, 2009 mainly represent incentive payment from the local government for the advanced technology subsidy of $666,150 paid to High-Temperature, energy conservation and emission reduction bonus of $366,750 granted to Duesail and subsidy of $122,666 to support the normal operation of the Company.

The Company received certain government grants for the purchase of property, plant and equipment. Such subsidy was recorded as deferred revenue and was amortized as income over the useful lives of the relevant property, plant and equipment. The Company received such government grants of $381,420 during the year ended December 31, 2009.

The government grants for the year ended December 31, 2008 mainly incentive payment of $75,262 from the local government for the advanced technology subsidy paid to Refractories.

Revenue recognition

Pure products sales - Sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers, the sales price is fixed or determinable and collection is reasonably assured.

Products sales with installation, testing, maintenance repair and replacement - This kind of contract is signed as whole such that all of these service are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customers every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation work and testing are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3. Summary of significant accounting policies (Cont’d)

Selling expenses

Selling expenses mainly consist of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expenses which are incurred during selling activities.

Advertising, shipping and handling costs, research and development expenses

Advertising, shipping and handling costs and other product-related costs are charged to expense as incurred.

Advertising expense amounting to $13,943 and $34,524 for two years ended December 31, 2009 and 2008, respectively, were included in selling expenses.

Shipping and handling costs amounting to $2,643,942 and $3,283,617 for two years ended December 31, 2009 and 2008, respectively, were included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. They are expensed when incurred.

Research and development costs amounting to $478,422 and $308,431 for two years ended December 31, 2009 and 2008, respectively.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2009 and 2008, such receivables amounted to $3,258,266 and $1,607,431 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $4.9 million and $4.7 million accounted for 8.4% and 9.4% of total revenues for the fiscal years of 2009 and 2008, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system. Based on past experience, the Company did not encounter any significant claims from such customers. During the years ended December 31, 2009 and 2008, such warranty expenses amounted to approximately $249,000 and $231,000, respectively and are included in the selling expenses. They represent 0.4% and 0.5% of sales revenue and 4.3% and 5.7% of net income for fiscal years of 2009 and 2008 respectively. Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company’s operation during the reporting periods. However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Not accruing warranty expense would not materially impact our financial statements in the qualitative aspect because accruing warranty expenses would not, in management’s judgment, significantly influence users of the financial information who may be interested in this number, including customers and suppliers, governing bodies or investors. The fact that the actual warranty expense is disclosed in the notes to the financial statements provided, in the Company’s view, adequate information to users who may be interested in this number, as it provides an accurate measure of the extent of expenditure incurred, which perhaps may be an indication of the quality of the Company’s products. Based on the materiality criteria of SAB Topic 1.M, the Company’s policy to begin accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

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

3. Summary of significant accounting policies (Cont’d)

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, staff welfare, consumables, research and development costs, labor protection and salaries and wages which are incurred at the administrative level and exchange difference.

Stock-based compensation

The Company adopted the provisions of ASC 718 (previously SFAS 123(R)), which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes” (previously SFAS No. 109). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income (previously SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2009 and 2008 were RMB1 for $0.1467. The average exchange rates for the years end December 31, 2009 and 2008 were RMB1 for $0.1466 and $0.1442 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recorded in other comprehensive income are translation exchange gains which amounted to $13,845 and $2,037,005 for the two years ended December 31, 2009 and 2008, respectively.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260 “Earnings Per Share” (previously SFAS No. 128). Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3. Summary of significant accounting policies (Cont’d)

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

Apart from the guarantee given as stated in Note 20(b) by the Company to third parties, the Company does not have any off-balance sheet arrangements.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157). The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of December 31, 2009		As of December 31, 2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Unsecured interest-bearing loan	$-	$-	$220,050	$208,954
Collateralised short-term bank loans	28,459,800	29,262,527	2,640,600	2,697,692

	$28,459,800	$29,262,527	$2,860,650	$2,906,646

The fair value of collateralized borrowings is based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. As a result, we have reclassified financial statement line items within our Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this amended topic.

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

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). Amended topic ASC 805 amends the requirements for the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The adoption of this amended topic has no material effect on the Company's financial statements.

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

Consolidation of Variable Interest Entities – Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 (“ASU Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

4. Restricted cash and bills payable

	As of December 31
	2009	2008

Bank deposits held as collateral for bills payable (Note a)	$733,500	$1,760,400
Bank deposits held as collateral for bank loans (Note 13)	15,256,800	-

	$15,990,300	$1,760,400

Note a: The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As security for the banks' undertakings, the Company is required to pay the banks' charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills' amounts issued.

5. Trade receivables, net

	As of December 31,
	2009	2008

Trade receivables	$37,463,139	$30,678,909
Allowance for doubtful accounts	(553,621)	(652,234)

	$36,909,518	$30,026,675

An analysis of the allowance for doubtful debts accounts for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$652,234	$523,048
(Recovery)/addition of doubtful debt expenses, net	(98,553)	90,952
Translation adjustments	(60)	38,234

Balance at end of year	$553,621	$652,234

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

6. Other receivables and prepayments

	As of December 31,
	2009	2008
Government grant receivables (Note 6a)	$1,100,250	$733,500
Loans to third parties (Note 6b)	983,489	443,123
Value added tax and other tax recoverable	644,869	5,618
Deposits for purchase of raw materials	2,500,759	496,931
Other deposit	321,015	-
Prepayment	1,010,758	177,908
Other receivables	71,580	571,637
Advances to staff (Note 6c)	1,357,491	1,541,773

	7,990,211	3,970,490
Allowance for doubtful accounts	(362,243)	(362,243)

	$7,627,968	$3,608,247

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$362,243	$338,538
Translation adjustments	-	23,705

Balance at end of year	$362,243	$362,243

Notes :-

a.

As of December 31, 2009, government grant receivables mainly represented incentive bonus of $366,750 receivable from the local government for the good performance of energy conservation and emission reduction by Duesail and of $733,500 for successful back-door listing and good performance by Refractories.

b.	The amounts are interest-free, unsecured and repayable on demand.

c.	The amount mainly represents staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business.

7. Inventories

	As of December 31,
	2009	2008

Raw materials	$4,893,114	$4,343,227
Work-in-process	407,063	490,526
Finished goods	4,648,872	7,361,076
	9,949,049	12,194,829
Provision for obsolete inventories	(24,636)	(24,636)
	$9,924,413	$12,170,193

Note: During the years ended December 31, 2009 and 2008, no provision for obsolete inventories was recognized in the cost of goods sold.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

8. Intangible assets and goodwill

	As of December 31,
	2009	2008
Unpatented technology - Note 8a	$366,750	$366,750
Patented technology - Note 8b	586,800	586,800
	$953,550	$953,550
Goodwill - Note 8c	$441,089	$441,089

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

Note b: In late 2008, GengSheng International, entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasives. As the production line is still in the development stage, no amortization and no impartment is expected. It would be amortized when the relevant production line is available for use in 2010.

The estimated aggregate amortization expenses for patented technology for the five succeeding years are as follows:

Year	Amount

2010	$53,313
2011	53,313
2012	53,313
2013	53,313
2014	53,313

$266,565

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

9. Property, plant and equipment, net

	As of December 31,
	2009	2008
Costs:
Buildings	$14,011,187	$7,950,012
Plant and machinery	6,135,012	2,461,105
Furniture, fixtures and equipment	490,654	1,257,575
Motor vehicles	1,525,936	1,520,517

	22,162,789	13,189,209
Accumulated depreciation	(4,085,915)	(3,235,130)
Construction in progress	3,903,466	700,613

Net	$21,980,340	$10,654,692

(i)	During the reporting periods, depreciation is included in:

	Year ended December 31,
	2009	2008

Cost of goods sold and overhead of inventories	$551,517	$454,431
Other	372,268	305,269

	$923,785	$759,700

During the years ended December 31, 2009 and 2008, property, plant and equipment with carrying amounts of $117,577 and $3,263 were disposed of at considerations of $118,798 and $11,532 resulting in gain of $1,221 and $8,269, respectively (Note 17).

(ii)	Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories. For the years ended December 31, 2009, the Company capitalized interest of $247,392 to the cost of construction in progress.

10. Land use rights

	As of December 31
	2009	2008

Right to use land	$1,035,974	$1,035,974
Accumulated amortization	(100,993)	(79,058)
	$934,981	$956,916

The Company obtained the right from the relevant PRC land authority for periods ranging from 39 to 50 years to use the lands on which the office premises, production facilities and warehouses of the Company are situated.

During the two years ended December 31, 2009 and 2008 amortization amounted to $21,921 and $22,996 respectively.

As of December 31, 2009 and 2008, land use rights with net book value of $900,318 and $760,455 (Note 13) respectively was pledged for certain bank loans.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

10. Land use rights (Cont’d)

The estimated aggregate amortization expenses for land use right for the five succeeding years are as follows:

Year
2010	$21,921
2011	21,921
2012	21,921
2013	21,921
2014	21,921
$109,605

11. Other payables and accrued expenses and advances from directors

	As of December 31,
	2009	2008

Accrued audit fee	$70,416	$88,020
Interest payable	11,705	152,586
Other accrued expenses	173,488	181,355
Value added tax and other tax payables	2,168, 680	1,704,222
Sales receipts in advance	192,580	1,569,241
Salaries payable	686,004	623,122
Staff welfare payable (Note 10a)	178,064	172,727
Advances from government	-	1,246,950
Freight charges payable	38,451	38,823
Other payables	775,218	233,318
	$4,294,606	$6,010,364

Advances from a director and senior management (Note 11b)	$-	$2,460,820

Note a. Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

Note b. The advances were are unsecured, interest free and repayable on demand. They were fully repaid in 2009.

12. Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and a government authority and are repayable on demand.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

13. Collateralized short-term bank loans

	As of December 31,
	2009	2008

Bank loans wholly repayable within 1 year	$28,459,800	$2,640,600

The above bank loans are denominated in RMB and carry average interest rates at 9.56% per annum with maturity dates ranging from four months to eight months.

The bank loans as of December 31, 2009 were secured by the followings: -

(a) Guarantee executed by Mr. Zhang Shunqing, a director of the Company, and a shareholder;
(b) Guarantee executed by business associates (Note 20(b));
(c) Land use rights with a carrying value of $900,318 (Note 10); and
(d) Bank deposits of $15,256,800 (Note 4).

14. Unsecured interest-bearing loan

The unsecured loan amount of $220,050 was advanced from local government and carried interest at 7.56% per annum and was repayable on demand. According to legal opinion, as the lender has not taken any action to claim the loan within the reasonable time, the unsecured loan was over the statutory limit of 20 years, so the amount together with respective accrued interest was written back and recognized as other income.

15. Statutory and other reserves

The Company’s statutory and other reserves were comprised as follows:

	As of December 31,
	2009	2008

Statutory reserves	$3,863,832	$3,651,170
Special reserve	3,556,036	3,556,036
	$7,419,868	$7,207,206

Statutory reserves

Under PRC regulations, all subsidiaries in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Special reserve

Before the reorganization as detailed in Note 1, Furnace was entitled to a special tax concession (“Tax Concession”) because it employed the required the number of disabled staff according to the relevant PRC tax rules. In particular, this Tax Concession exempted Furnace from paying enterprise income tax. However these tax savings can only be used for future development of its production facilities or welfare matters, and cannot be distributed as cash dividends. Accordingly, the same amount of tax savings was set aside and taken to special reserve which are not available for distribution. This reserve as maintained by Furnace has been combined into Refractories upon the combination as detailed in Note 1 and is subject to the same restrictions in its usage.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

16. Accumulated other comprehensive income

The accumulated other comprehensive income consists of cumulative foreign currency translation adjustments only.

17. Finance costs

	Year ended December 31,
	2009	2008

Interest expenses	$642,770	$531,648
Less: Interest capitalized (Note 9)	(247,392)	-
Bills discounting charges	184,184	244,379

	$579,562	$776,027

18. Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2009, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

On March 16, 2007, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the “New CIT Law”). The New CIT Law reduces the corporate income tax rate from 33% to 25% with effect from January 1, 2008.

In the fiscal year 2004, Refractories was a domestic enterprise in the PRC and subject to the enterprise income tax at 33%, of which 30% was national tax and 3% was local tax, of the assessable profits as reported in the statutory financial statements prepared under China Accounting regulations. Following the change of the legal form of Refractories from a domestic enterprise to a wholly foreign owned enterprise (“WFOE”) (after its entire equity interest was acquired by GengSheng International), Refractories became subject to a preferential enterprise income tax rate at 30%. Further, according to the PRC tax laws and regulations, Refractories being a WFOE is entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax rate (“Tax Holiday”). As such, after the application by Refractories and approval by the relevant tax authority, Refractories was exempted from the enterprise income tax for the fiscal years 2005 and 2006 and was subject to the enterprises income tax at a rate of 15% for the fiscal year 2007. However, as a result of the new unified tax law mentioned above, for the fiscal years 2008 and 2009, Refractories was subject to enterprise income tax at a rate of 12.5% and starting from the fiscal year 2010, Refractories will be subject to enterprise income tax at unified rate of 15% for three years due to its engagement in advance technology industry and passed the inspection of provincial high-tech item. The relevant authority granted it a certificate at end of 2008.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

18. Income taxes (Cont’d)

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

Micronized, being a domestic enterprise established in the PRC, was subject to enterprise income tax at 25% upon its incorporation.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

The components of the provision for income taxes from continuing operations are:

	Year ended December 31,
	2009	2008

Current taxes -PRC	$344,536	$463,047
Deferred taxes - PRC	67,735	2,128

	$412,271	$465,175

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

18. Income taxes (Cont’d)

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	Year ended December 31,
	2009	2008
Provision for income taxes at statutory income tax rate
25% in 2009 and 2008	$1,523,088	$1,127,978
Non-deductible items for tax	185,388	477,282
Income not subject to tax	(649,999)	(532,619)
Under provision in prior year	21,311	-
Tax Holiday	(667,517)	(607,466)

	$412,271	$465,175

During the years ended December 31, 2009 and 2008, the amounts of benefit from the tax holiday and tax concession were $667,517 and $607,466 and the effect on basic earnings per share were $0.03 and $0.03, respectively.

Deferred tax assets (liabilities) as of December 31, 2009 and 2008 are composed of the following:

	As of December 31,
	2009	2008
PRC
Current deferred tax assets:
Temporary differences in recognizing net income for financial reporting purposes and for tax purposes	$48,215	$31,729
Allowance for doubtful debts	8,572	23,140

	$56,787	$54,869
Current deferred tax liabilities:
Temporary differences in recognizing net income for financial reporting purposes and for tax purposes	$(89,244)	$(21,486)

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19. Earnings per share

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

20. Commitments and contingencies

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

During the years ended December 31, 2009 and 2008, the Company has incurred expenditures for routine pollutant discharge fees amounting to $18,361 and $15,857, respectively. These costs were incurred in general and administrative expenses.

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of December 31,
	2009	2008

Guaranteed amount	$41,736,150	$26,479,350

Guarantees as of December 31, 2009 are further analyzed as below:

							Outstanding
	Term loan		Interest		Principal repaid	Outstanding as of	interest as of
	draw down		rate (per		up to February	February 28,	February,	Estimated
Guarantee	date	Expiry date	annum)	Loan principal	28, 2010	2010	2010	exposure

A supplier (Note i)	11/30/2009	11/29/2010	7.6%	$1,467,000	$1,467,000	$ -	$ -	$ -

Local government authorities and its controlled entity (Note ii)	1/23/2009 to 6/26/2009	1/22/2010 to 12/29/2012	6.8%	11,222,550	220,050	11,002,500	619,441	11,621,941

Business associates (Note iii)	3/23/2009 to 12/17/2009	3/22/2010 to 6/30/2011	6.8%	26,406,000	-	26,406,000	1,089,325	27,495,325

				$ 39,095,550	$ 1,687,050	$ 37,408,500	$ 1,708,766	$ 39,117,266

Maximum exposure								$41,736,150

Notes:

i)	In order to ensure normal operation of a major supplier of Duesail, the Company agreed to act as the guarantor for bank loans granted to Duesail.

ii)	To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local authorities and its controlled entity.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

20. Commitments and contingencies (Cont’d)

iii)	During reporting periods, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 13(b)). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, pursuant to the People’s Bank of China’s (Central Bank of China) credit rating system.

All the above guarantees have no recourse provision that would enable the Company to recover from third parties of any amounts paid under the guarantees and any assets held either as collateral or by third parties that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees.

If the third parties fail to perform under their contractual obligation, the Company will make future payments including the contractual principal amounts, related interest and penalties.

The Company has never incurred costs to settle liabilities related to these guarantee agreements. As of December 31, 2009 and 2008, the Company had not accrued a liability for these guarantees because the likelihood of incurring a payment obligation in connection with these guarantees is remote.

(c)	As of December 31, 2009 and 2008, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $39,355 and $927,000, respectively, which was contracted for but not provided in these financial statements.

(d)	As of December, 31 2009, the Company had capital commitments in respect of the acquisition of land use right amounting to $954,432, which was not contracted and provided in these financial statements.

21. Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $356,076 and $336,157 for the two years ended December 31, 2009 and 2008, respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

22. Segment Information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, industrial ceramic products, fracture proppant products, fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by ASC 280, “Segment Reporting” (previously SFAS 131): refractories, industrial ceramic, fracture proppant and fine precision abrasives. However, since the Company has not yet commenced production of fine precision abrasives, there is not yet any revenue from this new product line.

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Revenue from external customers	$47,818,000	$43,129,080	$1,097,777	$1,511,633	$8,039,533	$5,121,925	$-	$-	$56,955,310	$49,762,638
Interest income	71,741	35,599	236	580	662	344	287	-	72,926	36,523
Interest expenses	322,478	529,434	4,105	-	65,227	2,214	3,568	-	395,378	531,648
Depreciation	535,098	388,275	119,371	119,725	269,316	251,700	-	-	923,785	759,700
Amortization	17,087	18,243	4,834	4,753	-	-	-	-	21,921	22,996
Segment profit (loss)	4,142,959	3,868,802	688,457	(83,522)	1,554,986	726,057	(272,962)	(46,559)	6,113,440	4,464,778
Segment assets	50,393,011	49,340,967	3,808,548	3,303,873	29,437,474	9,594,820	14,374,938	6,240,253	98,013,971	68,479,913
Capital expenditures	$253,690	$1,001,187	$19,369	$80,083	$1,601,326	$208,632	$4,468,162	$6,111,092	$6,342,547	$7,400,994

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

22. Segment information (Cont'd)

Segment Information by products for the year ended December 31, 2009 and 2008

						Wearable
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Year ended December 31, 2009

Revenue	$30,205,642	$327,958	$17,284,500	$893,469	$185,420	$18,788	$8,039,533	$56,955,310

Year ended December 31, 2008

Revenue	$31,125,242	$97,465	$11,906,373	$628,004	$552,002	$331,627	$5,121,925	$49,762,638

1Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

22. Segment information (Cont’d)

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2009	2008

Total consolidated revenue	$56,955,310	$49,762,638

Total profit for reportable segments	$6,113,440	$4,464,778
Unallocated amounts relating to operations:
Other income	-	47,229
Other general expense	(21,087)	(95)

Income before income taxes and noncontrolling interest	$6,092,353	$4,511,912

	As of December 31,
	2009	2008
Assets

Total assets for reportable segments	$98,013,971	$68,479,913
Cash and cash equivalents	27,195	31,215

	$98,041,166	$68,511,128

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Year ended December 31,
	2009	2008

PRC	$55,559,697	$45,860,664
Others - Note	1,395,613	3,901,974

Total	$56,955,310	$49,762,638

Note :

They include Asia, Europe and the United States and are not further analyzed as none of them contributed more than 10% of the total sales.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23. Related party transactions

Apart from the advances from a director and senior management, which are unsecured, interest-free and repayable on demand, and the guarantee given by Mr. Zhang as disclosed in notes 11(b) and 13(a), the Company had no material transactions carried out with related parties during the reporting periods.

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

Stock Compensation-The Company granted a warrant for the purchase of 112,299 and 262,032 shares of common stock to Civilian Capital, Inc., and Brean Murray Carret & Co., LLC, respectively, for the services in connection with the private placement on April 25, 2007. The Company valued the options by the Black-Scholes option-pricing model with the amount of $748,034 which was recorded as cost of raising capital against additional paid-in capital.

25. Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2009 and has determined that there is no material recognizable nor subsequent events or transactions, except for the commencement of trading on NYSE Amex Stock Exchange as described in Note 1, which would require recognition or disclosure in the financial statements, other than noted herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2010	CHINA GENGSHENG MINERALS, INC.

/s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	Chief Executive Officer, President and Chairman	March 30, 2010
Shunqing Zhang	(Principal Executive Officer)

/s/ Hongfeng Jin	Interim Chief Financial Officer	March 30, 2010
Hongfeng Jin	(Principal Financial and Accounting Officer)

/s/ Lawrence Goldman	Director	March 30, 2010
Lawrence Goldman

/s/ Ming He	Director	March 30, 2010
Ming He

/s/ Jingzhong Yu	Director	March 30, 2010
Jingzhong Yu