Form 10-Q
period 2010-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2010-05-17
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File Number: 001-34649

CHINA GENGSHENG MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-0541437
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

CHINA GENGSHENG MINERALS, INC.
No. 88 Gengsheng Road, Dayugou Town, Gongyi
Henan Province, P.R. China	451271
(Address of Principal Executive Offices)	(Zip Code)

(86) 371-64059818
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_ ] No [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

As of May 13, 2010, there were 24,294,386 shares of Common Stock of the Company, $0.001 par value, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$520,927	$992,204
Restricted cash - Note 5	14,523,300	15,990,300
Trade receivables, net	38,194,039	36,909,518
Bills receivable	1,413,437	1,953,496
Other receivables and prepayments	8,069,160	7,627,968
Inventories - Note 6	10,871,351	9,924,413
Deferred tax assets	77,281	56,787

Total current assets	73,669,495	73,454,686

Deposits for acquisition of land use right, property, plant and equipment	266,662	276,520
Goodwill - Note 7	441,089	441,089
Intangible asset, net - Note 7	940,214	953,550
Property, plant and equipment, net - Note 8	22,445,268	21,980,340
Land use rights, net	928,991	934,981

TOTAL ASSETS	$98,691,719	$98,041,166

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$11,674,599	$12,327,618
Bills payable - Note 5	-	1,512,200
Other payables and accrued expenses	5,955,510	4,294,606
Deferred revenue - Government grants	381,420	381,420
Income taxes payable	823,186	313,430
Non-interest-bearing loans - Note 9	3,700,936	1,520,160
Collateralized bank loans - Note 10	26,259,300	28,459,800
Deferred tax liabilities	89,244	89,244

TOTAL LIABILITIES	48,884,195	48,898,478

COMMITMENTS AND CONTINGENCIES - Note 16

PART I
ITEM 1. FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2010 and 2009, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2010 and 2009, issued and outstanding 24,196,517 shares in 2010 and 24,038,183 in 2009 - Note 11	24,196	24,038
Additional paid-in capital	19,869,086	19,608,044
Statutory and other reserves	7,419,868	7,419,868
Accumulated other comprehensive income	4,345,206	4,344,766
Retained earnings	17,861,095	17,473,813

Total China GengSheng Minerals, Inc. (“the Company”) stockholders' equity	49,519,451	48,870,529
NONCONTROLLING INTEREST	288,073	272,159

TOTAL EQUITY	49,807,524	49,142,688

TOTAL LIABILITIES AND EQUITY	$98,691,719	$98,041,166

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Three months ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue
Sales	$11,861,352	$12,398,010
Cost of goods sold	(7,888,058)	(8,641,708)

Gross profit	3,973,294	3,756,302

Operating expenses
General and administrative expenses	1,428,972	1,105,080
Research and development expenses	184,233	4,392
Selling expenses	1,494,949	1,529,468

Total operating expenses	3,108,154	2,638,940

Net operating income	865,140	1,117,362

Other income (expenses)
Government grant income	71,032	36,891
Interest income	34,726	8,664
Other income	609	32,966
Finance costs - Note 12	(405,196)	(187,236)

Total other expenses	(298,829)	(108,715)

Income before income taxes and noncontrolling interest	566,311	1,008,647
Income taxes - Note 13	(163,115)	(46,126)

Net income before noncontrolling interest	403,196	962,521
Net income attributable to noncontrolling interest	(15,914)	(8,903)

Net income attributable to Company’s stockholders	$387,282	$953,618

Net income before noncontrolling interest	$403,196	$962,521
Other comprehensive income
Foreign currency translation adjustment	440	(55,933)

Comprehensive income	403,636	906,588
Comprehensive income attributable to noncontrolling interest	(15,914)	(8,663)

Comprehensive income attributable to the Company’s common stockholders	$387,722	$897,925

Earnings per share - Note 14 - Basic and diluted attributable to the Company’s common stockholders	$ 0.02	$ 0.04
Weighted average number of shares - Basic and diluted	24,108,646	24,038,183

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income before noncontrolling interest	$403,196	$962,521
Adjustments to reconcile net income before noncontrolling interest to net cash used in operating activities:
Depreciation	357,883	230,101
Amortization of land use right	5,990	6,115
Amortization of intangible assets	13,336	-
Deferred taxes	(20,494)	23,110
Provision for doubtful debts	(4,251)	-
Share-based compensation	261,200	-
Changes in operating assets and liabilities:
Restricted cash	733,500	(2,490,670)
Trade receivables	(1,280,270)	523,995
Bills receivables	540,059	(656,628)
Other receivables and prepayments	(210,350)	(1,085,158)
Inventories	(946,938)	(729,885)
Other payables and accrued expenses	1,251,547	(738,865)
Trade payables	(653,019)	430,516
Bills payables	(1,512,200)	2,783,690
Income tax payable	509,756	22,169
Net cash flows used in operating activities	(551,055)	(718,989)

Cash flows from investing activities
Payments for deposits of acquisition of land use right, property, plant and equipment	-	(1,425,328)
Payments for acquisition of property, plant and equipment	(812,953)	-
Net cash flows used in investing activities	(812,953)	(1,425,328)

Cash flows from financing activities
Restricted cash	733,500	-
Proceeds from bank loans	6,601,500	6,592,950
Repayment of bank loans	(8,802,000)	-
Repayment to a director	-	(1,356,952)
Proceed from non-interest-bearing loans	2,204,167	-
Repayment of non-interest-bearing loans	(23,391)	(219,765)
Government grant received	178,974	-
Net cash flows provided by financing activities	892,750	5,016,233

Effect of foreign currency translation on cash and cash equivalents	(19)	(415)

Net (decrease) increase in cash and cash equivalents	(471,277)	2,871,501
Cash and cash equivalents - beginning of period	992,204	955,732

Cash and cash equivalents - end of period	$520,927	$3,827,233
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$239,514	$76,214
Income taxes	$-	$-

China GengSheng Minerals, Inc.
Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	Shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total

Balance, December 31, 2009	24,038,183	$24,038	$19,608,044	$7,419,868	$4,344,766	$17,473,813	$272,159	$49,142,688
Share-based compensation expenses	-	-	261,200	-	-	-	-	261,200
Common stock issued and allotted upon share-based payment at fair value	50,000	50	(50)	-	-	-	-	-
Common stock issued and allotted upon exercise of warrants	108,334	108	(108)	-	-	-	-	-
Net income	-	-	-	-	-	387,282	15,914	403,196
Foreign currency translation adjustments	-	-	-	-	440	-	-	440

Balance, March 31, 2010	24,196,517	$24,196	$19,869,086	$7,419,868	$4,345,206	$17,861,095	$288,073	$49,807,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE Amex stock exchange (formerly the American Stock Exchange) under the symbol “CHGS.” Prior to March 4, 2010, the Company’s common stock traded over-the-counter bulletin board under the symbol CHGS.OB.

Currently the Company has seven subsidiaries

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
GengSheng International Corporation ( “GengSheng International” )	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd. ( “Refractories” )	The People's Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractories products
Henan GengSheng High-Temperature Materials Co., Ltd. ( “High-Temperature” )	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products
Smarthigh Holdings Limited ( “Smarthigh” )	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information (Cont’d)

ZhengZhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives
Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd ( “Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

3.	Description of business

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

Refractories products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are major raw material for producing monolithic refractory. Fine precision abrasive is the Company’s new product that was commercially launched in the fourth quarter of 2009, and is used for slicing the solar-silicon bar and polishing the equipment surface. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

4.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables, and financial guarantee issued to third parties. As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

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

During the three months ended March 31, 2010 and 2009, we had only one customer, Shandong Steel Co., Ltd Rizhao Subsidiary (formerly, “Rizhao Steel”), representing 10% or more of the Company’s consolidated sales. Our sales to Shandong Steel amounted to $1,850,313 or 15.60%, $2,412,053 or 19.46% of our sales for the three months ended March 31, 2010 and 2009, respectively.

Fair value of financial instruments

The Company adopted ASC 820 (previously Statement of Financial Accounting Standards (“SFAS”) No. 157 on January 1, 2009. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 825 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of March 31, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying	Fair
	amount	Fair value	amount	value

Collateralized bank loans	$26,259,300	$26,630,665	$28,459,800	$29,339,460

The fair values of collateralized borrowings are based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements are effective for financial statements for annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of these new Level 3 disclosures to have a material impact on the Company’s financial statements.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments was effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

5.	Restricted cash and bills payable

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable	$-	$733,500
Bank deposits held as collateral for bank loans	14,523,300	15,256,800

	$14,523,300	$15,990,300

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills’ amounts issued.

6.	Inventories

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$4,395,077	$4,893,114
Work-in-progress	585,589	407,063
Finished goods	5,915,321	4,648,872

	10,895,987	9,949,049
Provision for obsolete inventories	(24,636)	(24,636)

	$10,871,351	$9,924,413

No provision for obsolete inventories was recognized in the cost of goods sold during the three months ended March 31, 2010.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Goodwill and intangible assets, net

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Unpatented technology - Note a	$366,750	$366,750
Patented technology - Note b	586,800	586,800

	953,550	953,550
Accumulated amortization	(13,336)	-

Net	$940,214	$953,550

Goodwill - Note c	$441,089	$441,089

Note a: In 2007, Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $342,750 (translated at historical rate). This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, annual impairment review was performed by management and no impairment was identified and accordingly, it is stated at cost as at March 31, 2008.

Note b: In late 2008, GengSheng International, entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasive. Amortization started from January 1, 2010 when the production commenced.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Property, plant and equipment, net

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$14,226,969	$14,011,187
Plant and machinery	6,675,618	6,135,012
Furniture, fixture and equipment	508,677	490,654
Motor vehicles	1,560,127	1,525,936

	22,971,391	22,162,789
Accumulated depreciation	(4,443,798)	(4,085,915)
Construction in progress	3,917,675	3,903,466

Net	$22,445,268	$21,980,340

Note:

(i)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and factories. For the year ended December 31, 2009, the Company capitalized interest of $247,392 to the cost of construction in progress. No interest was capitalized during the period ended March 31, 2010.

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and government authority and are repayable on demand.

10.	Collateralized bank loans

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$26,259,300	$28,459,800

The above bank loans are denominated in RMB and carry average interest rates at 6.47% per annum with maturity dates ranging from four months to eight months.

The bank loans as of March 31, 2010 were secured by the followings: -
(a) Guarantee executed by Mr. Shunqing Zhang (“Mr. Zhang”), a director and a shareholder of the Company;
(b) Guarantee executed by business associates (Note 15(b));
(c) Land use rights with a carrying value of $897,941; and
(d) Bank deposits of $14,523,300 (Note 5).

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

11.	Common stock

50,000 and 108,334 addition common stocks were issued and allotted on January 1, 2010 and March 10, 2010, respectively. The number of common stock outstanding was increased from 24,038,183 to 24,196,517. Apart from as disclosed, no common stock was issued and there were 24,196,517 shares of common stock outstanding as at March 31, 2010.

12.	Finance costs

	Three months ended
	March 31,
	(Unaudited)
	2010	2009

Interest expenses	$230,690	$105,516
Bills discounting charges	170,560	48,372
Bank charges	3,946	33,348

	$405,196	$187,236

13.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2010, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Income taxes (Cont’d)

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

High-Temperature engages in an advanced technology industry and has passed the inspection of the provincial high-tech item, so it was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority. High-Temperature received such certificates in 2004 and 2006. Accordingly, High-Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. Pursuant to the notices issued by the State Administration Taxation dated January 30, 2008 and April 14, 2008, High-Temperature can continue to enjoy the preferential tax rate of 15% in 2008. As its high technology industry status has not been re-registered and approved by the relevant PRC authority, High-Temperature is subject to enterprise income tax at the unified rate of 25% after 2008.

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

Prefecture, being a domestic enterprise established in the PRC was subject to enterprise income tax at 33%. Prefecture is located in Guizhou, in accordance with the Guizhou Province of Western Development Scheme and the City Investment Policy issued by the central government of the PRC, and was entitled to a three-year exemption from the enterprise income tax followed by a two-year 50% reduction in its enterprise income tax, starting from 2005. As such, Prefecture was exempted from the enterprise income tax for fiscal years 2005 to 2007 and under the New CIT Law mentioned above, Prefecture is subject to enterprise income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting from the fiscal year 2010, Prefecture is subject to the enterprises income tax at the unified rate of 25%.

Micronized, being a domestic enterprise established in the PRC, was subject to enterprise income tax at 25% upon its incorporation.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

13.	Income taxes (Cont’d)

PRC

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of March 31, 2010.

14.	Earnings per share

During the reporting periods, certain share-based awards were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

15.	Commitments and contingencies

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

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Guaranteed amount	$41,846,175	$41,736,150

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

15.	Commitments and contingencies (Cont’d)

Guarantees as of March 31, 2010 are further analyzed as below:

						Outstanding	Outstanding
	Term loan		Interest		Principal repaid	as of	interest as of
	draw down	Expiry	rate (per	Loan	up to March ,31	March 31,	March 31,	Estimated
Guarantee	date	date	annum)	principal	2010	2010	2010	exposure

A supplier (Note i)	11/30/2009	11/29/2010	7.6%	$1,467,000	$-	$1,467,000	$74,148	$1,541,148

Local government authorities and its controlled entity (Note ii)	6/26/2009 to 1/23/2010	1/22/2011 to 12/29/2012	6.8%	11,222,550	-	11,222,550	611,900	11,834,450

Business associates (Note iii)	3/26/2009 to 12/17/2009	3/25/2011 to 6/30/2011	6.8%	26,406,000	-	26,406,000	1,080,368	27,486,368

				$39,095,550	$-	$39,095,550	$1,766,416	$40,861,966

Maximum exposure								$41,846,175

Notes:
i.	In order to ensure normal operation of a major supplier of Duesail, the Company agreed to act as the guarantor for bank loans granted to it.

ii.	To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local authorities and its controlled entity.

iii.	During the period ended of March 31, 2010, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 10(b)). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy financial position as at March 31, 2010.

(c)

As of March 31, 2010, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $359,357, which was contracted for but not provided in these financial statements.

(d)	As of March 31, 2010, the Company had capital commitments in respect of the acquisition of land use right amounting to $954,432, which was not contracted and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $59,303 and $43,711 for the two period ended March 31, 2010 and 2009, respectively.

17.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products, fracture proppant products, fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by ASC 280, “Segment Reporting” (previously SFAS 131): refractories, functional ceramic, fracture proppant and fine precision abrasives. However, since the Company has not yet commenced production of fine precision abrasives, there is not yet any revenue from this new product line.

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

Three months ended March 31 (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$10,383,562	$9,794,375	$276,097	$150,108	$1,201,693	$2,453,527	$-	$-	$11,861,352	$12,398,010
Segment profit (loss)	$654,865	$291,053	$190,646	$83,438	$204,375	$688,049	$(221,445)	$(51,393)	$828,441	$1,011,147

	March	December	March	December	March	December	March	December	March	December
	31,	31,	31,	31,	31,	31,	31,	31,	31,	31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$50,519,549	$50,393,011	$3,840,369	$3,808,548	$29,594,349	$29,437,474	$14,702,711	$14,374,938	$98,656,978	$98,013,971

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (Cont'd)

Segment information by products for the three months ended March 31, 2010 and 2009

						Wearable
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Three months ended March 31, 2010 (Unaudited)
Revenue	$6,403,944	$80,628	$3,898,990	$25,507	$242,089	$8,500	$1,201,694	$11,861,352
Three months ended March 31, 2009 (Unaudited)
Revenue	$5,802,418	$75,883	$3,916,074	$140,576	$-	$9,532	$2,453,527	$12,398,010

1 Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials. |
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$828,441	$1,011,147
Unallocated amounts relating to operations:
General and administrative expenses	(262,130)	(2,500)

Income before income taxes and noncontrolling interest	$566,311	$1,008,647

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (Cont'd)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Total assets for reportable segments	$98,656,978	$98,013,971
Cash and cash equivalents	27,174	27,195
Other receivables	7,567	-

	$98,691,719	$98,041,166

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

PRC	$11,445,970	$9,927,380
United States of America	23,930	2,373,149
Others - Note	391,452	97,481

Total	$11,861,352	$12,398,010

Note: They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

18.	Related party transactions

Apart from the guarantee given by Mr. Shunqing Zhang as disclosed in note 10, the Company had no material transactions carried out with related parties during the reporting periods.

19.	Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2010 and has determined that there is no material recognizable nor subsequent events or transactions which require recognition or disclosure in the financial statements, other than noted herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China GengSheng Minerals, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, GengSheng International Corporation, or International, and International 's direct and wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant Co. Ltd., or Duesail, and its wholly-owned Chinese subsidiary Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s direct majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature and Refractories’s direct and wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized and Henan GengSheng's direct and wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, SouthEast Prefecture, Guizhou or Shunda;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8166 for its December 31, 2009 audited balance sheet, and $1 = RMB6.8166 for its March 31, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8166 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first fiscal quarter of 2010, and $1= RMB6.8255 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first fiscal quarter of 2009; both of which were based on the average currency conversion rate for each respective quarter.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”), and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our direct, wholly owned BVI subsidiary, GengSheng International, and its direct and wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

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

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds. In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LL, or Brean Murray, and Civilian Capital, Inc. for services as placement agents for the private placement. We also issued to Brean Murray Carret & Co., LLC and Civilian Capital, Inc. warrants for the purchase of 374,331 shares of our common stock in the aggregate. The warrants are immediately exercisable, have piggyback registration rights and have a three-year term, expiring on April 26, 2010. On March 10, 2010, Brean Murray Carret & Co., LLC exercised the warrant cashlessly, which was converted to 108,334 shares of the Corporation’s common stock, and on April 21, 2010, Civilian Capital, Inc. exercised the warrant cashlessly, which was converted to 27,869 shares of the Corporation’s common stock.

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

Our Products

The following table set forth sales information about our product mix in each of the first quarter of 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2010		2009
	Revenue	percentage of	Revenue	percentage of
		net revenues		net revenues
Refractories	$10,383	87.5%	$9,794	79.0%
Industrial Ceramics	276	2.4%	150	1.2%
Fracture Proppants	1,202	10.1%	2,454	19.8%
Fine Precision Abrasives	0	0%	0	0%
	$11,861	100%	$12,398	100%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 87.5% of the total revenue in the first quarter of 2010. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

We provide a customized solution for each order of our monolithic refractory materials based on customer-specific formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers’ furnaces, ladles or other vessels to improve the productivity of that equipment. The product is beneficial because it lowers the overall cost of production and improves financial performance for our customers. The reasons that the monolithic materials can help our customers improve productivity, lower production costs and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, and therefore improve the steel makers’ productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, and thereby improving the equipment’s operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure. Our refractory products and a description of their features are as follows:

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

We also have a production line for pressed bricks, which is a type of “shaped” refractory, for steel production. The annual designed production capacity of our shaped refractory products is approximately 15,000 metric tons. Finally, we provide a full-service option to our steel customers, which includes refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 46.1% of the Company’s total sales in the first quarter of 2010, compared with 38.9% in the same period of 2009. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 2.4% of the total revenue in the first quarter of 2010. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

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

Fracture Proppants

Fracture Proppants accounted for approximately 10.1% of the total revenue in the first quarter of 2010. Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were certified by PetroChina Company Limited (the “PetroChina”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as we became a first-tier supplier of fracture proppants for their oil and gas-drilling operations.

On April 27th, 2009, Duesail finished construction of its second production line for fracture proppants, and successfully doubled its capacity for fracture proppants, from 33,000 tons per year to 66,000 tons per year. The newly completed production line ("Phase II") adopts a so-called Revolving Kiln technology which cuts down production time and costs by up to 10%. The Phase II improvements also include the ability to produce a wider range of proppants catering to oil wells with different underground pressures. With more efficient production technology and higher capacity, we are well positioned to enlarge our sales both in China and internationally.

Fine precision abrasives

Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. We launched the fine precision abrasive segment in the fourth quarter of 2009, and had shipped out trial products to potential customers. A description of its features is as follows:

Ultrafine precision abrasives. This product is a fine alumina or silicon carbide powder whose size is measured in microns. This product has characteristics suitable for wire slicing and specific polishing.

Highlights of the First Quarter of 2010

During the first quarter of 2010, we improved our revenue from our core refractory products, which increased 6% to $10.4 million. This increase was the result of increased average sales price based on the increase in raw materials pricing and a shift in our revenue mix toward higher-priced products, which also carry higher margins. In conjunction with this focus, we also expanded our research and development efforts related to our refractory business segment to support the initial stages of this product mix migrations, as well as with our industrial ceramics business segment that we believe remains significant growth opportunity. This shift in focus contributed to the year-over-year increase in gross margin, which reached 33.5%, compared with 30.3% in the same period of 2009.

Our financial performance in the first quarter is summarized as follows:

  Sales revenue decreased by approximately $0.5 million, or approximately 4.3%, to approximately $11.9 million for the first quarter of 2010, from approximately $12.4 million for the same period in 2009.
  Gross profit increased by approximately $0.2 million, or 5.8%, to approximately $4.0 million for the three months ended March 31, 2010, from approximately $3.8 million for the same period in 2009. Gross margin was 33.5% for the first quarter of 2010, compared with 30.3% for the same period in 2009. The increase in gross margin was largely due to the result of the aforementioned efforts to shift revenue mix toward higher-end products.
  Net income decreased by approximately $0.6 million, or 59.4%, to approximately $0.4 million for the first quarter of 2010, from approximately $1.0 million for the same period in 2009.
  Our condensed consolidated balance sheet (unaudited) as of March 31, 2010 included current assets of approximately $73.7 million and total assets of approximately $98.7 million, with working capital of approximately $24.8 million.

Uncertainties that Affect our Financial Condition

Industry Consolidation of Steel Millers

The Chinese steel industry achieved record crude steel output of approximately 570 million metric tons in 2009, an increase of 13.5% over 2008, Despite this record output, the industry is facing challenges related to overcapacity and the global economic recession. In addition, the PRC government’s policy aimed at improving the operational and energy efficiency of the Chinese steel industry is expected to squeeze out small to mid-sized steel makers, which may reduce market demand for refractories. To address these potential challenges, we plan to focus on providing high-efficiency, low-carbon, environmentally friendly monolithic refractories.

Considerable Increase of Raw Material Prices and Decreasing Gross Margin

Along with most Chinese companies, we are faced higher raw material, fuel and utilities prices during the first quarter of 2010, as inflation expectations and upstream pricing pressure continued. Due to the fragmented nature of our market, we did not increase the average sales prices of our products in line with the market increases in raw material prices, but did raise average sales prices to pass through some of these costs to our customers. Although soaring materials costs and slower sales growth have impacted us less than our competitors, our gross margin and net income were impacted by the continued global economic distress. We will continue to optimize our products offering in an effort to ensure the most efficient resource allocation.

Declined Export Due to Decreasing Global Demand

Due to the global economic slowdown, our export volumes were substantially reduced, and the purchase prices from our international customers have been reduced, resulting in declining revenue and profit from exports in the first quarter of 2010, compared with the same period of 2009. In April 2010, we re-signed two contracts with a U.S.-based distributor in the total amount of approximately $3.6 million for our fracture proppants products, and we are optimistic with respect to a recovery of the exports of fracture proppants.

Longer payment term and significant receivables

Currently, the payment term of our receivables has cast certain concerns of the adequacy of our cash flow used in our operating activities time by time. The payment term of receivables from our main steel customers is approximately 120-180 days. We plan to negotiate purchase agreements with our steel customers that call for either shortened payment terms or down payments to maintain sufficient cash flow for us to purchase raw materials and support our operations. We have successfully obtained some down payments from certain customers in the second quarter. We have continued to receive the form of bankers’ acceptance drafts from some customers, allowing us to settle some trade debts among our suppliers. The maturity dates of these bankers’ acceptance drafts are from 60 to 90 days, and we expect that our customers will pay off these drafts upon maturity. We expect to reach agreements with our major customers on shortened payment terms, which will relieve the capital constraints.

Recent Development

On April 14, 2010, we announced that we won two fracture proppant supply contracts with China’s Changqing Oilfield, a subsidiary of China National Petroleum Corporation (CNPC). The total value of the two contracts is approximately $1.3 million.

On April 28, 2010, we announced that we won two fracture proppant supply contracts totaling approximately $3.6 million with a U.S. importer and distributor. The contracts were signed on April 14, 2010 and April 24, 2010, respectively, between GengSheng's subsidiary, Zhengzhou Duesail Fracture Proppant Co, Ltd and AMSAT International, a U.S. importer with distribution channels in the United States. Pursuant to the contracts, GengSheng has shipped 1,008 metric tons of fracture proppant, and will ship another 8,028 metric tons on or before September 1, 2010.

Results of Operations

Comparison of Three-Month Periods ended March 31, 2010 and 2009

The following table summarizes the results of our operations during the three month periods ended March 31, 2010 and March 31, 2009, and provides information regarding the dollar and percentage increase or (decrease) during the three month periods ended March 31, 2010 and March 31, 2009.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended on March 31, 2010		Ended on March 31, 2009
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	net revenues	in thousands	net revenues

Net Sales	11,861	100.0%	12,398	100.0%
Cost of sales	7,888	66.5%	8,642	69.7%
Gross profit	3,973	33.5%	3,756	30.3%

Operating expenses
General & administrative expenses	1,429	12.0%	1,105	8.9%
Research and development cost	184	1.6%	4	0.0%
Selling expenses	1,495	12.6%	1,529	12.3%
Total operating expenses	3,108	26.2%	2,639	21.3%

Income from operations	865	7.3%	1,117	9.0%
Government grant income	71	0.6%	37	0.3%
Interest income	35	0.3%	9	0.1%
Other income	1	0.0%	33	0.3%
Finance costs, net	(405)	-3.4%	(187)	-1.5%
Income before income taxes and noncontrolling interest	566	4.8%	1,009	8.1%
Income taxes	(163)	-1.4%	(46)	-0.4%
Noncontrolling interest	(16)	-0.1%	(9)	-0.1%

Net income attributable to Company’s common stockholders	387	3.3%	954	7.7%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended on	Period Ended on	Increase	Increase
	March 31, 2010	March 31, 2009	(Decrease)	(Decrease)
Dollars in thousands

Net Sales	11,861	12,398	-537	-4.3%
Cost of sales	7,888	8,642	-754	-8.7%
Gross profit	3,973	3,756	217	5.8%

Operating expenses
General & administrative expenses	1,429	1,105	324	29.3%
Research and development cost	184	4	180	4094.7%
Selling expenses	1,495	1,529	-35	-2.3%
Total operating expenses	3,108	2,639	469	17.8%

Income from operations	865	1,117	-252	-22.6%
Government grant income	71	37	34	92.5%
Interest income	35	9	26	300.8%
Other income	1	33	-32	-98.2%
Finance costs, net	(405)	(187)	218	116.4%

Income before income taxes and noncontrolling interest	566	1,009	-442	-43.9%
Income taxes	(163)	(46)	117	253.6%
Noncontrolling interest	(16)	(9)	7	78.8%

Net income attributable to Company’s common stockholders	387	954	-566	-59.4%

Net Sales. Net sales decreased approximately $0.5 million, or approximately 4.3%, to approximately $11.9 million for the three months ended March 31, 2010 from approximately $12.4 million for the three months ended March 31, 2009. Our sales revenue is currently generated from sales of our mineral-based refractory products, primarily our refractory products, industrial ceramic products and fracture proppant products. The decrease was mainly attributable to the decreased sales from our fracture proppant segment, particularly decreased export sales compared with the same period in 2009.

In our refractory segment, we sold approximately 20,600 metric tons of refractory products in the first quarter of 2010, compared with 26,200 metric tons sold in the same period of 2009. The revenue from our refractory products increased to approximately $10.4 million in the first quarter of 2010 from approximately $9.8 million in the same period of 2009. The sales increase was primarily due to an increase in average sales price, which reached approximately $500 per metric ton in the first quarter of 2010, representing a 34.9% increase compared with $375 per metric ton in the same period of 2009. The increase in average sales price was related to increased raw materials pricing and a shift in our revenue mix toward higher-end products compared with the year-ago period.

In our fracture proppant segment, we sold approximately 2,600 metric tons of fracture proppant products in the first quarter of 2010, compared with the 4,500 metric tons sold in the same period of 2009. Revenue from fracture proppant products was approximately $1.2 million in the first quarter of 2010, a decrease of 51.0% compared with approximately $2.5 million in the first quarter of 2009. Average selling price decreased to approximately $450 per metric ton in the first quarter of 2010, compared with approximately $540 per metric ton in the same period of 2009. The decreased sales quantity and average selling price were primarily due to a decrease in export sales of approximately $2.3 million. Export sales are typically comprised of higher-end products, which carry higher margins.

In our industrial ceramics segment, revenue was approximately $280,000 in the first quarter of 2010 compared with approximately $150,000 in the same period of 2009.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of our raw materials, components, labor and overhead. Our cost of goods sold decreased approximately $0.8 million, or approximately 8.7%, to approximately $7.9 million for the three months ended March 31, 2010 from approximately $8.6 million during the three months ended March 31, 2009. As a percentage of net revenues, the cost of goods sold decreased by approximately 3.2% to 66.5% in the three months ended March 31, 2010 from 69.7% during the three months ended March 31, 2009. The decrease in our cost of goods sold resulted from the decrease in sales of our products.

Gross profit. Our gross profit increased approximately $0.2 million, or approximately 5.8%, to approximately $4.0 million for the three months ended March 31, 2010 from approximately $3.8 million for the three months ended March 31, 2009. Gross profit as a percentage of net revenues was 33.5% for the three months ended March 31, 2010, as compared with 30.3% for the three months ended March 31, 2009. The percentage increase was mainly due to the significant increase in average sales price and a greater revenue contribution from full service programs with higher margin during the period.

General administrative expenses. Our general administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased approximately 29.3%, to approximately $1.4 million for the three months ended March 31, 2010, from approximately $1.1 million for the same period in 2009. As a percentage of net revenues, administrative expenses increased to 12.0% for the three months ended March 31, 2010 as compared with 8.9% for the three months ended March 31, 2009. The increase in general administrative expenses was largely attributable to a non-cash share based compensation expense of approximately $0.3 million, related to professional services, and an approximately $0.1 million increase in ordinary expenditure for the newly completed fine precision abrasive subsidiary.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related costs. Selling expenses were approximately $1.5 million for the three months ended March 31, 2010, flat compared with the three months ended March 31, 2009. As a percentage of net revenues, our selling expenses increased slightly, to 12.6% for the three months ended March 31, 2010, as compared to 12.3% for the same period in 2009.

Research and development cost. Our research and development cost increased to approximately $184,000 for the three months ended March 31, 2010, compared with approximately $4,000 for the same period in 2009. The increased investment in R&D was the result of expanded product development efforts related to our refractory and industrial ceramic segments. We had established a new government-supported monolithic refractory R&D center in the third quarter in 2009.

Government grant income. Our government grant income increased by approximately $34,000, to approximately $71,000 in the first three months in 2010, compared with approximately $37,000 in the same period in 2009. The increase was primarily due to $70,000 in commercial bank loan interest subsidies to Refractories.

Finance costs, net. Our finance costs increased by approximately $0.2 million, or 116.4%, to approximately $0.4 million in the three months end March 31, 2010, from approximately $0.2 million in the same period in 2009. As a percentage of net revenues, our finance cost was 3.4% in the first quarter in 2010 and 1.5% in the same period in 2009. The significant increase was primarily due to an increase of approximately $0.1million in discount interest costs arising from deferred factoring cost recognized according to their maturity, and an increase of approximately $0.1 million interest expense, due to an increase in short-term bank loans from domestic commercial banks in order to meet our working capital needs.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $0.6 million for the three months ended March 31, 2010, a decrease of 43.9% from approximately $1.0 million for the same period in 2009. The decrease was primarily attributable to the decrease in sales, along with the share based compensation expense of approximately $0.3 million, higher research and development expense and finance cost during the quarter.

Income taxes. Our income taxes were approximately $163,000 for the three months ended March 31, 2010, an increase of approximately $117,000 or 253.6% from approximately $46,000 for the three months ended March 31, 2009, and the increase was primarily attributable to the tax rate changes in our fracture proppant subsidiary. Duesail, being a Foreign Invested Commercial Enterprise, had been exempted from enterprise income tax through the end of fiscal 2009. From fiscal 2010 through fiscal 2012, the subsidiary’s enterprise income tax rate will be 12.5% and will increase to 25% following 2012.

Net income. Our net income decreased approximately $0.6 million, or 59.4%, to approximately $0.3 million for the three months ended March 31, 2010 from approximately $1.0 million for the same period of 2009. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $0.5 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three-month period ended March 31,
	2010	2009
	(Dollars in thousands)

Net cash used in operating activities	(551)	(719)
Net cash used in investing activities	(813)	(1,425)
Net cash provided by financing activities	893	5,016
Net cash (outflow)/inflow	(471)	2,872

Operating Activities

Net cash used in operating activities in the first three months ended March 31, 2010 totaled approximately $0.6 million, which is a decrease of $0.2 million from net cash used in operating activities of approximately $0.7 million in the same period in 2009. The decrease in net cash used in operating activities was primarily due to an approximately $3.2 million decrease in restricted cash, an approximately $1.2 million decrease in bills receivables, due to accelerated collection and commercial bank discount, offset by an approximately $4.3 million decrease in bills payables.

Investing Activities

Net cash used in investing activities in the first three months ended March 31, 2010 was approximately $813,000, which is a decrease of approximately $612,000 from net cash used in investing activities of approximately $1.4 million in the same period in 2009. The decrease in net cash used in investing activities for 2009 was primarily due to a decrease in payment to acquire property, plant and equipment.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million in the three months ended March 31, 2010, which is a decrease of approximately $4.1 million, compared with net cash provided by financing activities of $5.0 million in the same period of 2009. The decrease in net cash provided by financing activities was mainly due to the repayment of domestic bank loans of approximately $8.8 million, offset by an approximately $4.5 million increase in non-interest bank loans and other borrowings for financing activities with domestic commercial banks.

Loan Facilities

In the first three months ended March 31, 2010, we secured new loans totaling $3.7 million from banks for the working capital needs, and we repaid approximately $8.8 million in other loans during the period. As a result, the balance of all bank loans and borrowing as of March 31, 2010 was approximately $26.3 million, which includes $10.4 million short-term bank loans and $15.9 million of bank borrowing secured by bank deposits. During the next 12 months, we might need additional credit facilities from domestic commercial banks for to fund new production line construction and working capital need.

As of March 31, 2010, the maturities for all our bank loans and borrowings are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Bank Of Communications of ZhengZhou	2009-05-25 to 2010-05-25	1 year	$1,173,600
2	Facility Bank Loan	Commercial Bank of ZhengZhou	2009-06-04 to 2010-06-03	1 year	$2,934,000
3	Facility Bank Loan	City credit cooperatives in Gongyi	2009-09-11 to 2010-09-11	1 year	$1,173,600
4	Facility Bank Loan	Shanghai Pudong Development Bank	2009-11-26 to 2010-05-25	6 months	$1,467,000
5	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	$293,400
6	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	$440,100
7	Facility Bank Loan	Industrial and Commercial Bank of China	2010-03-01 to 2011-01-10	10 months	$2,934,000
8	Bank Borrowing	Commercial Bank of ZhengZhou	2009-10-29 to 2010-04-29	6 months	$2,934,000
9	Bank Borrowing	Shanghai Pudong Development Bank	2009-12-01 to 2010-06-01	6 months	$2,934,000
10	Bank Borrowing	Guangdong Development Bank	2009-12-01 to 2010-06-10	6 months	$5,574,600
11	Bank Borrowing	Industrial and Commercial Bank of China	2009-12-16 to 2010-06-16	6 months	$1,467,000
12	Bank Borrowing	Commercial Bank of Luoyang	2010-03-08 to 2010-09-08	6 months	$1,467,000
13	Bank Borrowing	Agricultural Bank of China	2010-03-16 to 2010-09-16	6 months	$1,467,000

We have approximately $26.3 million of collateralized bank loans, which includes approximately $10.4 million of facility bank loans, maturing on or before the May 25, June 3, September 11, 2010, January 1, and January 31, 2011 respectively, and approximately $15.9 million of bank borrowing secured by approximately $14.5 million bank deposits. We will repay each loan when it matures with our working capital and the collateralized bank deposits. We will also consider refinancing debt; however, we cannot provide any assurances that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

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

On February 1, 2010, our subsidiary, High-Temperature, entered into a short-term working capital loan agreement, with China Development Bank (“CDB”) whereby CDB has agreed to loan approximately $0.3 million (RMB 2 million) to High-Temperature for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On February 1, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement, with China Development Bank (“CDB”) whereby CDB has agreed to loan approximately $0.4 million (RMB 3 million) to High-Temperature for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On March 1, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Industrial and Commercial Bank of China Limited of Gongyi (“ICBC”) whereby ICBC has agreed to loan approximately $2.9 million (RMB 20 million) to Refractories for a term of ten months, at an interest rate of 5.841% per year on all outstanding principal.

As of March 31, 2010, we had another approximately $15.9 million bank borrowings, which were collateralized by bank deposits, in the Commercial Bank of ZhengZhou, Shanghai Pudong Development Bank, Guangdong Development Bank, Industrial and Commercial Bank of China, Commercial Bank of Luoyang and Agricultural Bank of China, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

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

Allowance of doubtful accounts

We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Off-balance sheet arrangements

Apart from the guarantee as stated in Note 15(b) to the Condensed Consolidated Financial Statements appearing elsewhere in this quarterly report, given by us to third parties, we do not have any off-balance sheet arrangements.

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

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of March 31, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying	Fair
	amount	Fair value	amount	value

Collateralized bank loans	$26,259,300	$26,630,665	$28,459,800	$29,339,460

The fair value of collateralized borrowings is based on our current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncement

See Note 4, Summary of significant accounting policies, for a discussion of the Company’s recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Mr. Shunqing Zhang, and our interim Chief Financial Officer, Mr. Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on our assessment, we determined that, as of March 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our interim Chief Financial Officer, Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Mr. Zhang and Mr. Jin concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures were completed.

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

Internal Control over Financial Reporting

Management’s Quarterly Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. As a result of this assessment and based on the criteria in the COSO framework, Messrs. Zhang and Jin have concluded that our internal control over financial reporting is effective, as of March 31, 2010.

Auditor Attestation

This quarterly report on Form 10-Q does not include an attestation report of our registered independent public accounting firm regarding management's assessment of our internal control over financial reporting. Management's report was not subject to audit by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

From inception through the three months ended March 31, 2010, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

According to a joint agreement we signed with RedChip Companies, Inc, who provides professional investor relations service, the Company agreed to issue 50,000 shares of the Company’s Rule 144 restricted stock upon execution of the agreement, and additional 50,000 shares of the Company’s Rule 144 restricted stock when Company’s stock is upgraded to senior exchange. On January 1, 2010, we validated the 50,000 shares issuance of Company’s Rule 144 restricted stock and on April 21, 2010, we issued another 50,000 shares of the Corporation’s Rule 144 restricted stock to RedChip Companies, Inc, according to the forgoing mentioned joint agreement.

According to a private placement financing transaction and related agreements signed on April 25, 2007, we issued to Brean Murray Carret & Co., LLC and Civilian Capital, Inc. warrants for the purchase of 374,331 shares of our common stock in aggregate. On March 10, 2010, Brean Murray Carret & Co., LLC exercised the warrant cashlessly, which was converted to 108,334 shares of Company’s common stock, and on April 21, 2010, Civilian Capital, Inc. exercised the warrant cashlessly, which was converted to 27,869 shares of Company’s common stock.

On April 21, 2010, we respectively issued 10,000 shares of Company’s Rule 144 restricted common stocks to each of our independent directors, Mr. Lawrence Goldman and Mr. Ming He, for their director service for the term of one year respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2010.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: May 17th, 2010	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: May 17th, 2010	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)