Form 10-Q
period 2010-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2010-08-10
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File Number: 001-34649

CHINA GENGSHENG MINERALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	91-0541437
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

CHINA GENGSHENG MINERALS, INC.
No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan Province P.R. China	451271
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [   ]             No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

As of August 10, 2010, there were 24,294,386 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets as of June 30, 2010(Unaudited) and December 31, 2009(Audited)	1
Condensed Consolidated Statements of Income and Other Comprehensive Income for the Three Months Ended June 30, 2010(Unaudited) and June 30, 2009(Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (Unaudited) and June 30, 2009(Unaudited)	5
Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2010 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk.	35
Item 4. Controls and Procedures.	35

PART II - OTHER INFORMATION	36
Item 1. Legal Proceedings.	36
Item 1A. Risks Factors.	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3. Defaults Upon Senior Securities.	36
Item 5. Other Information.	36
Item 6. Exhibits.	36

SIGNATURES	37

PART I
ITEM 1. FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,960,286	$992,204
Restricted cash - Note 5	16,939,500	15,990,300
Trade receivables, net	39,420,464	36,909,518
Bills receivable	703,340	1,953,496
Other receivables and prepayments	10,455,678	7,627,968
Inventories - Note 6	13,051,054	9,924,413
Deferred tax assets	87,702	56,787

Total current assets	85,618,024	73,454,686

Deposits for acquisition of property, plant and equipment and land use right	1,117,549	276,520
Goodwill - Note 7	441,089	441,089
Intangible asset, net - Note 7	930,668	953,550
Property, plant and equipment, net - Note 8	24,049,520	21,980,340
Land use right, net	927,454	934,981

TOTAL ASSETS	$113,084,304	$98,041,166

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$13,305,695	$12,327,618
Bills payable	8,838,000	1,512,200
Other payables and accrued expenses	6,685,815	4,294,606
Deferred revenue - Government grants	382,980	381,420
Income taxes payable	406,251	313,430
Non-interest-bearing loans - Note 9	2,422,698	1,520,160
Collateralized bank loans - Note 10	29,901,900	28,459,800
Deferred tax liabilities	89,482	89,244

TOTAL LIABILITIES	62,032,821	48,898,478

COMMITMENTS AND CONTINGENCIES - Note 15

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2010 and 2009, issued and outstanding 24,294,386 shares in 2010 and 24,038,183 in 2009 - Note 11	24,294	24,038
Additional paid-in capital	19,881,888	19,608,044
Statutory and other reserves	7,419,868	7,419,868
Accumulated other comprehensive income	4,540,519	4,344,766
Retained earnings	18,884,026	17,473,813

Total China GengSheng Minerals, Inc. (“the Company”) stockholders' equity	50,750,595	48,870,529
NONCONTROLLING INTEREST	300,888	272,159

TOTAL EQUITY	51,051,483	49,142,688

TOTAL LIABILITIES AND EQUITY	$113,084,304	$98,041,166

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue

Sales	$14,994,327	$14,369,925	$26,855,679	$26,767,935
Cost of goods sold	(10,078,087)	(9,984,844)	(17,966,145)	(18,626,552)

Gross profit	4,916,240	4,385,081	8,889,534	8,141,383

Operating expenses
General and administrative expenses	1,419,680	942,801	2,848,652	2,047,881
Research and development cost	313,474	184,221	497,707	188,613
Selling expenses	1,810,607	1,384,058	3,305,556	2,913,526

Total operating expenses	3,543,761	2,511,080	6,651,915	5,150,020

Net operating income	1,372,479	1,874,001	2,237,619	2,991,363

Other (expenses) income
Government grant income	-	732,865	71,032	769,756
Interest income	123,773	11,545	158,499	20,209
Other income	3,087	28,778	3,696	61,744
Finance costs - Note 12	(343,762)	(255,157)	(748,958)	(442,393)

Total other (expenses) income	(216,902)	518,031	(515,731)	409,316

Income before income taxes and noncontrolling interest	1,155,577	2,392,032	1,721,888	3,400,679
Income taxes - Note 13	(121,495)	(282,064)	(284,610)	(328,190)

Net income before noncontrolling interest	1,034,082	2,109,968	1,437,278	3,072,489
Net income attributable to noncontrolling interest	(11,151)	(66,362)	(27,065)	(75,265)

Net income attributable to the Company’s stockholders	$1,022,931	$2,043,606	$1,410,213	$2,997,224

Net income before noncontrolling interest	$1,034,082	$2,109,968	$1,437,278	$3,072,489
Other comprehensive income
Foreign currency translation adjustment	196,977	(1,644)	197,417	(57,577)

Comprehensive income	1,231,059	2,108,324	1,634,695	3,014,912
Comprehensive income attributable to noncontrolling interest	(12,815)	(66,842)	(28,729)	(75,505)

Comprehensive income attributable to the Company’s stockholders	$1,218,244	$2,041,482	$1,605,966	$2,939,407

Earnings per share-Basic and diluted	$0.04	$0.09	$0.06	$0.12

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Weighted average number of shares - Basic and diluted	24,267,820	24,038,183	24,187,475	24,038,183

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income before noncontrolling interest	$1,437,278	$3,072,489
Adjustment to reconcile net income before non-controlling interest to net cash provided by (used in) operating activities
Depreciation	715,568	460,135
Amortization for intangible assets	26,673	-
Amortization for land use right	11,305	10,669
Share-based payment compensation	274,100	-
Deferred taxes	(30,558)	23,120
(Reversal) / provision for doubtful debts	(7,347)	-
Gain on disposal of property plant and equipment	-	(1,470)
Changes in operating assets and liabilities:
Restricted cash	(5,868,000)	(2,491,690)
Trade receivables	(2,343,030)	(4,047,125)
Bills receivables	1,295,022	(1,028,582)
Other receivables and prepayments	(2,972,917)	(1,704,292)
Inventories	(3,073,420)	(988,140)
Other payables and accrued expenses	2,364,009	(889,153)
Trade payables	923,879	1,958,279
Bills payables	7,247,800	2,784,830
Income taxes payable	91,166	30,826

Net cash flows provided by (used in) operating activities	91,528	(2,810,104)

Cash flows from investing activities
Deposit for acquisition of land use right	(558,923)	(216,768)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(2,964,340)	(4,049,131)
Proceeds from disposal of property, plant and equipment	-	118,722

Net cash flows used in investing activities	(3,523,263)	(4,147,177)

Cash flows from financing activities
Restricted cash	4,987,800	-
Proceeds from bank loans	19,364,400	10,259,900
Repayment of bank loans	(18,044,100)	-
Government grant received	178,974	-
Repayment to a director	-	(2,183,026)
Proceeds from non-interest bearing loans	1,503,675	-
Prepayment of non-interest-bearing loans	(611,006)	(73,285)

Net cash flows provided by financing activities	$7,379,743	$8,003,589

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Effect of foreign currency translation on cash and cash equivalents	$20,074	$(1,677)

Net increase in cash and cash equivalents	3,968,082	1,044,631
Cash and cash equivalents - beginning of period	992,204	955,732

Cash and cash equivalents - end of period	$4,960,286	$2,000,363

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$481,138	$295,775
Income taxes	$191,789	$39,407

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock			Statutory and	other
	Number of		Additional	Other	comprehensive	Retained	Noncontrolling
	Shares	Amount	paid-in capital	reserves	income	earnings	interest	Total

Balance, December 31, 2009	24,038,183	$24,038	$19,608,044	$7,419,868	$4,344,766	$17,473,813	$272,159	$49,142,688
Common stock issued and allotted upon share-based payment at fair value	120,000	120	(120)	-	-	-	-	-
Common stock issued and allotted upon exercise of warrants	136,203	136	(136)	-	-	-	-	-
Share-based compensation expenses	-	-	274,100	-	-	-	-	274,100
Net income	-	-	-	-	-	1,410,213	27,065	1,437,278
Foreign currency translation adjustments	-	-	-	-	195,753	-	1,664	197,417

Balance, June 30, 2010	24,294,386	$24,294	$19,881,888	$7,419,868	$4,540,519	$18,884,026	$300,888	$51,051,483

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-months and six-months periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables, and financial guarantee issued to third parties. As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the three months and six months ended June 30, 2010 and 2009, we had only one customer, Shandong Steel Co., Ltd Rizhao Subsidiary (formerly, “Rizhao Steel”)(“Shandong Steel”), representing 10% or more of the Company’s consolidated sales :

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Shandong Steel	$1,880,601	$2,134,778	$3,730,914	$4,536,831

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of June 30, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Collateralized bank loans	$29,901,900	$30,581,410	$28,459,800	$29,339,460

The fair values of collateralized borrowings are based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on this financial statements and result of operation and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

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

5.	Restricted cash

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable	$6,628,500	$733,500
Bank deposits held as collateral for bank loans	10,311,000	15,256,800

	$16,939,500	$15,990,300

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay bank charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills’ amounts in issue.

6.	Inventories

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$4,618,956	$4,893,114
Work-in-progress	138,635	407,063
Finished goods	8,318,200	4,648,872

	13,075,791	9,949,049
Provision for obsolete inventories	(24,737)	(24,636)

	$13,051,054	$9,924,413

No provision for obsolete inventories was recognized in the cost of goods sold during the three and six months ended June 30, 2010.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Goodwill and intangible assets, net

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Unpatented technology - Note a	$368,250	$366,750
Patented technology - Note b	589,200	586,800

	957,450	953,550
Accumulated amortization	(26,782)	-

	$930,668	$953,550

Goodwill - Note c	$441,089	$441,089

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

8.	Property, plant and equipment

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$15,161,532	$14,011,187
Furniture, fixture and equipment	588,613	490,654
Motor vehicles	1,901,158	1,525,936
Plant and machinery	7,116,771	6,135,012

	24,768,074	22,162,789
Accumulated depreciation	(4,821,121)	(4,085,915)
Construction in progress	4,102,567	3,903,466

	$24,049,520	$21,980,340

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Property, plant and equipment (Cont’d)

Note:

(i)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and factories. For the year ended December 31, 2009, the Company capitalized interest of $247,392 to the cost of construction in progress. No interest was capitalized during the period ended June 30, 2010.

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and government authority and are repayable on demand.

10.	Collateralized bank loans

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$29,901,900	$28,459,800

The above bank loans are denominated in RMB and carry average interest rates at 6.05% per annum with maturity dates ranging from four months to one year.

The bank loans as of June 30, 2010 were secured by the followings:

(a) Guarantee executed by Mr. Shunqing Zhang (“Mr. Zhang”), a director and a shareholder of the Company;
(b) Guarantee executed by business associates (Note 15(b));
(c) Land use rights with a carrying value of $772,396; and
(d) Bank deposits of $10,311,000 (Note 5).

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

11.	Common stock

From January 1, 2010, the company has issued additional 256,203 common shares, with 50,000, 108,334, 70,000 and 27,869 shares issued on January 1, March 10, April 21 and May 4, 2010, respectively. The number of common stock outstanding increased from 24,038,183 to 24,294,386. Apart from as disclosed, no common stock was issued for the six months period ended June 30, 2010.

12.	Finance costs

	Three months ended June 30		Six months ended June 30
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Interest expenses	$281,315	$190,259	$512,005	$295,775
Bills discounting charges	32,596	31,944	203,156	80,316
Bank charges	29,851	32,954	33,797	66,302

	$343,762	$255,157	$748,958	$442,393

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of June 30,2010, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

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

PRC (Cont’d)

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2010.

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

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Guaranteed amount	$39,071,325	$41,736,150

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

15.	Commitments and contingencies (Cont’d)

Guarantees as of June 30, 2010 are further analyzed as below:-

								Interest
							Outstanding	expenses
			Interest		Principal repaid		interest expenses	between July 1,
	Term loan draw		rate (per		up to June, 30	Outstanding as of	as of June 30,	2010 to expiry
Guarantee	down date	Expiry date	annum)	Loan principal	2010	June 30, 2010	2010	date	Estimated exposure

A supplier (Note i)	11/30/2009	11/29/2010	7.6%	$1,473,000	$-	$1,473,000	$-	$35,794	$1,508,794

Local government authorities and its controlled entity (Note ii)	6/26/2009 to 1/23/2010	1/22/2011 to 12/29/2012	6.8%	$11,268,450	$-	$11,268,450	$-	$482,834	$11,751,284

Business associates (Note iii)	3/26/2009 to 12/17/2009	3/25/2011 to 6/30/2011	6.8%	$26,514,000	$2,946,000	23,568,000	$-	$792,846	$24,360,846

				$39,255,450	$2,946,000	$36,309,450	$-	$1,311,474	$37,620,924

Maximum exposure									$39,071,325

Notes:
i.	In order to ensure normal operation of a major supplier of Duesail, the Company agreed to act as the guarantor for bank loans granted to it.

ii.	To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local authorities and its controlled entity.

iii.	During the period ended June 30, 2010, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 10(b)). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy financial position as at June 30, 2010.

(c)

As of June 30, 2010, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $47,372, which was contracted for but not provided in these financial statements.

(d)	As of June 30, 2010, the Company had capital commitments in respect of the acquisition of land use right amounting to $1,142,135, which was not contracted and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $152,076 and $282,016 for the two periods ended June 30, 2010 and 2009, respectively.

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

Three months ended June 30 (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine Precision abrasives		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$11,342,586	$12,312,527	$559,158	$551,240	$3,092,583	$1,506,158	$-	$-	$14,994,327	$14,369,925

Segment profit (loss)	$550,773	$2,131,679	$113,527	$675,221	$681,845	$(370,971)	$(186,218)	$(43,897)	$1,159,927	$2,392,032

Six months ended June 30 (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine Precision abrasives		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from external customers	$21,726,148	$22,106,902	$835,255	$701,348	$4,294,276	$3,959,685	$-	$-	$26,855,679	$26,767,935

Segment profit (loss)	$1,205,638	$2,422,732	$304,173	$758,659	$886,220	$317,078	$(407,663)	$(95,290)	$1,988,368	$3,403,179

	June	December	June	December	June	December	June	December	June	December
	30,	31,	30,	31,	30,	31,	30,	31,	30,	31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$64,886,326	$50,393,011	$3,881,105	$3,808,548	$27,898,167	$29,437,474	$16,383,966	$14,374,938	$113,049,564	$98,013,971

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (Cont'd)

Segment Information by products for the three months ended June 30, 2010 and 2009

					Wearable
	Monolithic	Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Three months ended June 30, 2010 (Unaudited)
Revenue	$7,678,127	3,664,459	$203,677	$351,348	$4,134	$3,092,582	$14,994,327
Three months ended June 30, 2009 (Unaudited)
Revenue	$8,143,856	$4,168,671	$389,847	$153,701	$7,692	$1,506,158	$14,369,925

Segment Information by products for the six months ended June 30, 2010 and 2009

					Wearable
	Monolithic	Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	Materials[1]	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Six months ended June 30, 2010 (Unaudited)
Revenue	$14,162,699	$7,563,449	$229,184	$593,437	$12,634	$4,294,276	$26,855,679
Six months ended June 30, 2009 (Unaudited)
Revenue	$14,022,157	$8,084,745	$530,423	$153,701	$17,224	$3,959,685	$26,767,935

1 Castable, coating, mortar and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$1,159,927	$2,392,032
Unallocated amounts relating to operations:
General and administrative expenses	(4,350)	-

Income before income taxes and noncontrolling interest	$1,155,577	$2,392,032

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$1,988,368	$3,403,179
Unallocated amounts relating to operations:
General and administrative expenses	(266,480)	(2,500)

Income before income taxes and noncontrolling interest	$1,721,888	$3,400,679

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (cont'd)

	As of	As of
	June 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)

Total assets for reportable segments	$113,049,564	$98,013,971
Cash and cash equivalents	27,173	27,195
Other receivables	7,567	-

	$113,084,304	$98,041,166

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

PRC	$11,833,099	$13,977,390
United States of America	1,986,702	285,866
Others - Note	1,174,526	106,669

Total	$14,994,327	$14,369,925

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

PRC	$23,279,069	$23,904,770
United States of America	2,010,632	2,659,015
Others - Note	1,565,978	204,150

Total	$26,855,679	$26,767,935

Note: They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

18.	Related party transactions

Apart from the guarantee given by Mr. Zhang as disclosed in note 10, the Company had no material transactions carried out with related parties during the reporting periods.

19	Subsequent events

The Company evaluated all events or transactions that occurred through the date the financial statements were issued and has determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. China GengSheng Minerals, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions, are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals,” “we,” “us,” “our,” the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, GengSheng International Corporation, or International, and International's direct and wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant Co. Ltd., or Duesail, and its wholly-owned Chinese subsidiary Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’ direct majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature and Refractories’ direct and wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized and Henan GengSheng's direct and wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, SouthEast Prefecture, Guizhou or Shunda;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8166 for its December 31, 2009 audited balance sheet, and $1 = RMB6.7899 for its June 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.8166 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of fiscal 2010, and $1= RMB6.8227 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of fiscal 2009; both of which were based on the average currency conversion rate for each respective quarterly period.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries Henan GengSheng Refractories Co., Ltd. (“Refractories”), ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”), and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our direct, wholly owned BVI subsidiary, GengSheng International, and its direct and wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons. We manufacture fine precision abrasives products through Micronized, which is designed to accommodate annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products. We sell our products to more than 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries in Asia, Europe and North America. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China.

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

Corporate Background

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company. From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington. These operations were concluded in their entirety by 2001.

On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with Point Acquisition Corporation, a Nevada corporation. On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with Powersmart Holdings Limited, whereby we issued to the sole shareholder of Powersmart Holdings Limited, Shunqing Zhang, 16,887,815 shares of China GengSheng Minerals, Inc. common stock, in exchange for all of the issued and outstanding capital stock of Powersmart Holdings Limited. By this transaction, Powersmart Holdings Limited became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder. On June 11, 2007, we changed our corporate name from "Point Acquisition Corporation" to "China Minerals Technologies, Inc." and subsequently changed our name to "China GengSheng Minerals, Inc." on July 26, 2007 as a Delaware-based company held a similar corporate name.

Our Products

The following table sets forth sales information about our product mix for the second quarter of 2010 and 2009, and the first six months in 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)
	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
		Percentage		Percentage		Percentage		Percentage
	Revenue	of net	Revenue	of net	Revenue	of net	Revenue	of net
		revenues		revenues		revenues		revenues
Refractories	11,342	75.7%	12,313	85.7%	21,726	80.9%	22,107	82.6%

Industrial Ceramics	559	3.7%	551	3.8%	835	3.1%	701	2.6%

Fracture Proppants	3,093	20.6%	1,506	10.5%	4,294	16.0%	3,960	14.8%

Fine Precision Abrasive	0	0%	0	0%	0	0%	0	0%

	14,994	100.0%	14,370	100.0%	26,856	100.0%	26,768	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 75.7% of the total revenue in the second quarter of 2010. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that are required to operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries. We provide a customized solution for each order of our monolithic refractory materials based on customer-specific formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers’ furnaces, ladles or other vessels to improve the productivity of that equipment.

Our refractory products are designed to maintain and extend the life cycle of the manufacturing equipment used in the industries we serve, as well as increase productivity. Our refractory products and a description of their features are as follows:

  Castable, coating, mortar and dry mix materials. Offerings within this product line are used as linings in containers such as a tundish used for pouring molten metal into a mold. The primary advantages of these products are speed and ease of installation for heat treatment.
  Low-cement and non-cement castables. Our low-cement and non-cement castable products are typically used in reheating furnaces for producing steel. These castable products are highly durable and can last up to five years.
  Pre-cast roofs. These products are usually used as a component of electric arc furnaces. They are highly durable, and in the case of our corundum-based, pre-cast roof, our products can endure approximately 160 to 220 complete furnace heating operation cycles.
  Pressed bricks. A type of “shaped” or traditional refractory commonly used for steel production.

We provide a full-service option to our steel customers, which includes refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend the equipment’s useful life Our technical service staff provides assurances that our customers will achieve their productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 40.6% of the Company’s total sales in the first six months in 2010, compared with 38.2% in the same period of 2009. We believe that these services together with our refractory products provide us with a strategic advantage to secure our revenue and profits, as full-service contracts carry higher margins than stand-alone product sales.

Since the beginning of 2010, we have increased our resources devoted to the research and development of our refractory business segment, which has resulted in several new designs and technological enhancements in monolithic refractory products. Based on these new developments, we expanded our refractory product offerings to address new market opportunities in aluminum and other non-ferrous industries, to complement our core refractory offerings for the traditional steel industry.

Industrial Ceramics

Industrial Ceramics accounted for approximately 3.7% of our total revenue in the second quarter of 2010. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end-use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We also install and maintain some of these products.

Some examples and description of our products and their benefits are as follows:

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

In 2008, we signed a five-year collaboration agreement with the Ceramics Research Institute of Zhengzhou University (the "CRI") in Henan province of China to research and develop innovative ways to improve the manufacturing process and functionality of an array of bauxite-based materials. CRI will help us develop next-generation industrial ceramics that can reduce energy use and pollution. In addition, CRI and GengSheng will jointly apply for government grants for bauxite-based materials research.

Fracture Proppants

Fracture Proppants accounted for approximately 20.6% of our total revenue in the second quarter of 2010. Our fracture proppants are very fine ball-like pellets used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which increases yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were certified by PetroChina Company Limited (“PetroChina”), China Petroleum & Chemical Corporation (“Sinopec”) and the China National Offshore Oil Corporation (“CNOOC”) as we became a first-tier supplier of fracture proppants for their oil and gas-drilling operations.

At present, Duesail has two production lines, with capacity of 66,000 tons per year. The two production lines utilize a “Revolving Kiln” technology, which reduces production time and costs by up to 10%, compared with the company’s old production line, and allows us to produce a broader range of proppants that caterer to oil wells with different underground pressures. With a more efficient production technology and higher capacity, we believe we are well positioned to increase our sales both in China and internationally.

We secured approximately $9.5 million in fracture proppant contracts during the first half of 2010 and continue to see strong growth prospects early in the 2010 third quarter as we shore up existing relationships and attract new customers. In addition, we have established corporations with several distributors to further build our proppant export business internationally, specifically in the U.S. and Australian markets

Fine Precision Abrasives

Fine precision abrasives are used for producing a super-fine, consistent finish on certain precision instruments such as those used in the solar panel, electronics and optical glass industries. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, designed for use in surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces to create a smooth and reflective finish. Our products can be utilized in a broad range of industries including machinery manufacturing, electronics, optical glass, architecture, industrial development, semiconductor, silicon chip, plastic and lens. In the fourth quarter of 2009, we launched our pilot program with this product segment and began shipping trial products to potential customers.

To achieve our anticipated production capacity needs for this business segment, we began remodeling our fine precision abrasive production lines in the second quarter of 2010. We currently expect to initiate a commercial launch of our fine precision abrasives in the 2010 third quarter with an initial focus on the large market solar industry opportunity.

Uncertainties that Affect our Financial Condition

Industry Consolidation of Steel Millers

The PRC government’s policy aimed at improving the operational and energy efficiency of the Chinese steel industry and eliminating outdated production methods is expected to squeeze out small-to-mid-sized steel makers, which may reduce market demand for refractories. Small-to-medium-sized steel mills impacted by the financial strain will create more consolidation opportunities for larger steel mills. To address these potential challenges, we plan to focus on providing high-efficiency, low-carbon, environmentally friendly monolithic refractories. In addition, we are entering into the refractories market for the aluminum industry, which we believe will offset the impact of slowed growth of refractories used in the steel industry.

Longer payment term and significant receivables

Currently, the payment term of our receivables has cast certain concerns of the adequacy of our cash flow used in our operating activities from time-to-time. The payment term of receivables from our main steel customers is approximately 120-180 days. We plan to negotiate purchase agreements with our steel customers that call for either shortened payment terms or down payments to maintain sufficient cash flow for us to purchase raw materials and support our operations. We have successfully obtained down payments from certain customers in the second quarter 2010. We have continued to receive the form of bankers’ acceptance drafts from some customers, allowing us to settle some trade debts among our suppliers. The maturity dates of these bankers’ acceptance drafts are from 60 to 90 days, and we expect that our customers will pay off these drafts upon maturity. We expect to reach agreements with our major customers on shortened payment terms in future periods, which will also alleviate some of our perceived capital constraints.

Recent Development

On July 20, 2010, we announced that we had secured an approximately $1.7 million contract for our fracture proppant products with a new U.S. distributor. Product shipments under this contract are expected to commence during the third quarter of 2010 and continue through the end of the year.

Highlights of the Second Quarter of 2010

During the second quarter of 2010, we improved our revenue from our fracture proppant products tremendously, to approximately $3.1 million. This represents growth of 157.4% compared with the approximately $1.2 million in the first quarter of 2010 and 105.3% growth compared with approximately $1.5 million in the second quarter of 2009. This increase was the result of increased exports from this business segment as well as revenue recognition from previously existing contracts. We remain optimistic with respect to potential growth of this segment for the remainder of 2010.

Gross margin was 32.8%, compared with 30.5% in the same period of 2009, which was primarily attributable to the shift in products mix and the decrease of raw material prices. Since the beginning of 2010, we have shifted our revenue mix toward higher-priced, higher value-added products, which carry higher margins, while continuing to focus on providing high-efficiency, low-carbon, environmentally friendly monolithic refractories.

In conjunction with this focus, we also expanded our research and development efforts related to our refractory business segment to support the initial stages of this product mix migration, as well as with our industrial ceramics business segment where we believe there remains additional growth opportunity. In addition, to address the fluctuation of raw materials costs, we have established corporation relationships with raw materials providers to help stabilize and further decrease the purchasing prices, especially as it relates to bauxite, which is one of the key materials used in the production of our products.

Our financial performance in the second quarter is summarized as follows:

  Revenue increased by approximately $0.6 million, or approximately 4.3%, to approximately $15.0 million for the second quarter of 2010, from approximately $14.4 million for the same period in 2009.
  Gross profit increased by approximately $0.5 million, or 12.1%, to approximately $4.9 million for the three months ended June 30, 2010, from approximately $4.4 million for the same period in 2009. Gross margin was 32.8% for the second quarter of 2010, compared with 30.5% for the same period in 2009. The increase in gross margin was largely due to the shift in revenue mix to higher-end products, and increased buying power of raw materials.
  Net income attributable to the Company's stockholders decreased by approximately $1.0 million, or 49.9%, to approximately $1.0 million for the second quarter of 2010, from approximately $2.0 million for the same period in 2009. The decrease was primarily attributed to the fact that we did not receive government grant income in the second quarter 2010, compared with receipt of approximately $0.7 million the same period in 2009 for High-Temperature’s technological advancements.
  Our condensed consolidated balance sheet (unaudited) as of June 30, 2010 included current assets of approximately $85.6 million, total assets of approximately $113.1 million, and working capital of approximately $23.6 million.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the three month periods ended June 30, 2010 and June 30, 2009, and provides information regarding the dollar and percentage increase or (decrease) during the three month periods ended June 30, 2010 and June 30, 2009.

	(All amounts, other than percentages, in U.S. dollars)
	Three-Month Period		Three-Month Period
	Ended on June 30, 2010		Ended on June 30, 2009		Dollar ($)	Percentage
Statement of operations data:	Dollars in thousands	As a percentage of net revenues	Dollars in thousands	As a percentage of net revenues	Increase (Decrease) in thousands	Increase (Decrease) %

Net Sales	14,994	100.0%	14,370	100.0%	624	4.3%
Cost of sales	10,078	67.2%	9,985	69.5%	93	0.9%
Gross profit	4,916	32.8%	4,385	30.5%	531	12.1%

Operating expenses
General & administrative expenses	1,420	9.5%	943	6.6%	477	50.5%
Research and development cost	313	2.1%	184	1.3%	129	70.2%
Selling expenses	1,811	12.1%	1,384	9.6%	427	30.8%
Total operating expenses	3,544	23.6%	2,511	17.5%	1,032	41.1%

Income from operations	1,372	9.2%	1,874	13.0%	-501	-26.8%
Government grant income	0	0.0%	733	5.1%	-733	-100.0%
Interest income	124	0.8%	12	0.1%	112	972.1%
Other income	3	0.0%	29	0.2%	-26	-89.3%
Finance costs, net	-344	-2.3%	-255	-1.8%	-89	34.7%

Income before income taxes and noncontrolling interest	1,156	7.7%	2,392	16.6%	-1,236	-51.7%
Income taxes	-121	-0.8%	-282	-2.0%	161	-56.9%
Noncontrolling interest	11	0.1%	66	0.5%	-55	-83.2%

Net income attributable to Company’s common stockholders	1,023	6.8%	2,044	14.2%	-1,021	-49.9%

Net Sales. Net sales increased approximately $0.6 million, or approximately 4.3%, to approximately $15.0 million for the three months ended June 30, 2010 from approximately $14.4 million for the three months ended June 30, 2009. The increase was mainly attributable to the increased sales from our fracture proppant segment, particularly the increase in export sales compared with the same period in 2009.

Revenue from our refractory products decreased to approximately $11.3 million in the second quarter of 2010 from approximately $12.3 million in the same period of 2009. The decrease in sales from this business segment was primarily due to a decrease in quantity sold, largely due to the economic slowdown of the steel industry. We sold approximately 30,600 metric tons of refractory products in the second quarter of 2010, compared with 34,700 metric tons sold in the same period of 2009. The average sales price was approximately $370 per metric ton in the second quarter of 2010, representing a 4.6% increase compared with approximately $355 per metric ton in the same period of 2009. The increase in average sales price was related to a shift in our revenue mix toward higher-end products in the second quarter of 2010 compared with the year-ago period.

Revenue from fracture proppant products was approximately $3.1 million in the second quarter of 2010, an increase of 105.4% compared with approximately $1.5 million in the second quarter of 2009. The increase in revenue from fracture proppant products was primarily due to the increased orders we received, especially from international sales. We sold approximately 7,700 metric tons of fracture proppant products in the second quarter of 2010, compared with the 3,600 metric tons sold in the same period of 2009. Average selling price decreased to approximately $400 per metric ton in the second quarter of 2010, compared with approximately $415 per metric ton in the same period of 2009. The decrease in average sales price was related to the decreased raw material prices, which in average decreased approximately 3.5%, compared with the same period in 2009.

In our industrial ceramics segment, revenue was approximately $559,000 in the second quarter of 2010 compared with approximately $551,000 in the same period of 2009.

Cost of goods sold. Our cost of goods sold was primarily composed of the cost of our raw materials, components, labor and overhead. Our cost of goods sold increased approximately $93,000, or approximately 0.9%, to approximately $10.1 million for the three months ended June 30, 2010 from approximately $10.0 million for the three months ended June 30, 2009. As a percentage of net revenues, the cost of goods sold decreased by approximately 2.3% to 67.2% in the three months ended June 30, 2010 from 69.5% during the three months ended June 30, 2009. The increase in our cost of goods sold resulted from the increase in the total revenue of our products, offset by the decreased raw material purchasing prices.

Gross profit. Our gross profit increased by approximately $0.5 million, or approximately 12.1%, to approximately $4.9 million for the three months ended June 30, 2010 from approximately $4.4 million for the three months ended June 30, 2009. Gross profit as a percentage of net revenues was 32.8% for the three months ended June 30, 2010, compared with 30.5% for the three months ended June 30, 2009. The percentage increase was mainly due to the significant increase in average sales price and a shift in products mix in refractories and a decrease in the cost of raw materials.

General and administrative expenses. Our general and administrative expenses comprise the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased by approximately $0.5 million, or approximately 50.5%, to approximately $1.4 million for the three months ended June 30, 2010 from approximately $1.0 million for the three months ended June 30, 2009. As a percentage of net revenues, administrative expenses increased to 9.5% for the three months ended June 30, 2010, compared with 6.6% for the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an approximately $0.3 million increase in salaries, because of higher average salary level for senior management and more employees due the business development of fracture proppants and fine precision abrasives, and an approximately $0.2 million increase in depreciation for new buildings of Micronized, compared with the same period in 2009.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, sales bonuses, after-sale support services and other sales-related costs. Selling expenses were approximately $1.8 million for the three months ended June 30, 2010, an approximately $0.4 million increase, compared with approximately $1.4 million for the three months ended June 30, 2009. As a percentage of net revenues, our selling expenses increased slightly, to 12.1% for the three months ended June 30, 2010, compared with 9.6% for the same period in 2009. The increase in selling expenses was primarily attributable to an increase of an approximately $0.1 million in export expenses and approximately $0.1 million transportation fees related to increased fracture proppants sales and another approximately $0.2 million business development and marketing expenses, especially for the planned launch of our fine precision abrasives business segment.

Research and development cost. Our research and development costs increased to approximately $313,000 for the three months ended June 30, 2010, compared with approximately $184,000 for the same period in 2009. The increased investment in R&D was the result of expanded product development efforts related to our refractory and industrial ceramic business segments. To support our planned increased R&D activities, we established a new government-supported monolithic refractory R&D center in the third quarter in 2009.

Government grant income. We did not receive any government grant income in the second quarter 2010, compared with receipt of approximately $0.7 million the same period in 2009 for High-Temperature’s technological advancements.

Finance costs, net. Our finance costs increased by approximately $89,000, or 34.7%, to approximately $344,000 in the three months end June 30, 2010, from approximately $255,000 in the same period in 2009. As a percentage of net revenues, our finance cost was 2.3% in the second quarter in 2010 and 1.8% in the same period in 2009. The significant increase was primarily due to an increase of approximately $91,000 interest expense, due to an increase of approximately 7.9 million in short-term bank loans from domestic commercial banks in order to meet our working capital needs, compared with the same period in 2009.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $1.2 million for the three months ended June 30, 2010, a decrease of 51.7% from approximately $2.4 million for the same period in 2009. The decrease was primarily attributable to the approximately $0.7 million decrease in government grant income, along with higher operation expenses and finance costs during the second quarter 2010.

Income taxes. Our income taxes were approximately $121,000 for the three months ended June 30, 2010, a decrease of approximately $161,000 or 56.9% from approximately $282,000 for the three months ended June 30, 2009, mainly due to decreased income before income taxes and noncontrolling interest.

Net income attributable to the Company's stockholders. Our net income decreased approximately $1.0 million, or 49.9%, to approximately $1.0 million for the three months ended June 30, 2010 from approximately $2.0 million for the same period of 2009. The decrease was attributable to the factors described above.

Comparison of Six-Month Periods ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the six-month periods ended June 30, 2010 and June 30, 2009, and provides information regarding the dollar and percentage increase or (decrease) during the six-month periods ended June 30, 2010 and June 30, 2009.

	(All amounts, other than percentages, in U.S. dollars)
	Six-Month Period		Six-Month Period
	Ended on June 30, 2010		Ended on June 30, 2009		Dollar ($)	Percentage
Statement of operations data:	Dollars in thousands	As a percentage of net revenues	Dollars in thousands	As a percentage of net revenues	Increase (Decrease) in thousands	Increase (Decrease) %

Net Sales	26,856	100.0%	26,768	100.0%	88	0.3%
Cost of sales	17,966	66.9%	18,627	69.6%	-660	-3.5%
Gross profit	8,890	33.1%	8,141	30.4%	748	9.2%
Operating expenses
General & administrative expenses	2,849	10.6%	2,048	7.7%	801	39.1%
Research and development cost	498	1.9%	189	0.7%	309	163.9%
Selling expenses	3,306	12.3%	2,914	10.9%	392	13.5%
Total operating expenses	6,652	24.8%	5,150	19.2%	1,502	29.2%

Income from operations	2,238	8.3%	2,991	11.2%	-754	-25.2%
Government grant income	71	0.3%	770	2.9%	-699	-90.8%
Interest income	158	0.6%	20	0.1%	138	684.3%
Other income	4	0.0%	62	0.2%	-58	-94.0%
Finance costs, net	-749	-2.8%	-442	-1.7%	-307	69.3%

Income before income taxes and noncontrolling interest	1,722	6.4%	3,401	12.7%	-1,679	-49.4%
Income taxes	-285	-1.1%	-328	-1.2%	44	-13.3%
Noncontrolling interest	27	0.1%	75	0.3%	-48	-64.0%

Net income attributable to Company’s common stockholders	1,410	5.3%	2,997	11.2%	-1,587	-52.9%

Net Sales. Net sales increased slightly, approximately 0.3%, to approximately $26.9 million for the six months ended June 30, 2010 from approximately $26.8 million for the six months ended June 30, 2009. Sales from refractories, which accounted for 80.9% of the total sales, decreased approximately $0.4 million, or approximately 1.7%, to approximately $21.7 million for the six months ended June 30, 2010, from approximately $22.1 million for the six months ended June 30, 2009. Sales from our fracture proppant business segment, which accounted for 16.0% of total sales, increased approximately $0.3 million, or approximately 8.4%, to approximately $4.3 million for the six months ended June 30, 2010, from approximately $4.0 million for the six months ended June 30, 2009. In our industrial ceramics business segment, revenue was approximately $835,000 for the six months ended June 30, 2010, an approximately 19.1% increase, compared with approximately $701,000 in the same period of 2009.

Cost of goods sold. Our cost of goods sold decreased by approximately $0.7 million, or approximately 3.5%, to approximately $18.0 million for the six months ended June 30, 2010 from approximately $18.6 million for the six months ended June 30, 2009. As a percentage of net revenues, the cost of goods sold decreased by approximately 2.7% to 66.9% for the six months ended June 30, 2010 from 69.6% during the same period in 2009.

Gross profit. Our gross profit increased approximately $0.7 million, or approximately 9.2%, to approximately $8.9 million for the six months ended June 30, 2010 from approximately $8.1 million for the six months ended June 30, 2009. Gross profit as a percentage of net revenues was 33.1% for the six months ended June 30, 2010, as compared with 30.4% for the six months ended June 30, 2009. The percentage increase was mainly due to the significant increase in average sales price and a greater revenue contribution from full service programs which carry higher-margins in refractories segment, and decreased raw material prices.

General and administrative expenses. Our general and administrative expenses increased approximately 39.1%, to approximately $2.8 million for the six months ended June 30, 2010, from approximately $2.0 million for the same period in 2009. As a percentage of net revenues, administrative expenses increased to 10.6% for the six months ended June 30, 2010, compared with 7.7% for the six months ended June 30, 2009. The increase in general and administrative expenses was primarily attributable to a non-cash share-based compensation expense of approximately $0.3 million, related to professional services in the first quarter in 2010, an approximately $0.3 million increase of salaries and another approximately $0.2 million depreciation due to development of Micronized subsidiary

Selling expenses. Selling expenses increased approximately $0.4 million, or approximately 13.5%, to approximately $3.3 million for the six months ended June 30, 2010, compared with approximately $2.9 million in the six months ended June 30, 2009. As a percentage of net revenues, our selling expenses increased to 12.3% for the six months ended June 30, 2010, as compared with 10.9% for the same period in 2009. The increase in selling expenses was primarily attributable to the increased marketing and business development activities, especially for the fracture proppants and fine precision abrasives segments.

Research and development cost. Our research and development cost increased to approximately $498,000 for the six months ended June 30, 2010, compared with approximately $189,000 for the same period in 2009. The increase in R&D reflects our increased efforts to strengthen our technology and introduce new products to address to new market opportunities and improve our margin profile with technologically advanced best-in-class products.

Government grant income. Our government grant income decreased to approximately $71,000 for the first six months in 2010, compared with approximately $770,000 for the same period in 2009.

Finance costs, net. Our finance costs increased by approximately $0.3 million, or 69.3%, to approximately $0.7 million in the six months end June 30, 2010, from approximately $0.4 million in the same period in 2009. As a percentage of net revenues, our finance cost was 2.8% in the first six months in 2010 and 1.7% in the same period in 2009.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $1.7 million for the six months ended June 30, 2010, a decrease of 49.4% from approximately $3.4 million for the same period in 2009. The decrease was primarily attributable to the approximately $0.7 million decrease in government grants, higher operating expenses and higher finance cost during the quarter.

Income taxes. Our income taxes were flat at approximately $0.3 million for the six months ended June 30, 2010 and for the six months ended June 30, 2009. The effective tax rate increased to approximately 16.5% for the six months ended June 30, 2010, compared with approximately 9.6% for the same period in 2010, and the increase was primarily attributable to the tax rate changes in our fracture proppant subsidiary. As a Wholly Foreign Owned Enterprise, Duesail had been exempt from enterprise income tax through the end of fiscal 2009. From fiscal 2010 through fiscal 2012, this subsidiary’s enterprise income tax rate will be 12.5% and will increase to 25% following 2012.

Net income attributable to the Company's stockholders. Our net income decreased approximately $1.7 million, or 52.9%, to approximately $1.4 million for the six months ended June 30, 2010 from approximately $3.0 million for the same period of 2009. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $5.0 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six-month period ended June 30,
	2010	2009
	(Dollars in thousands)

Net cash provided by (used in) operating activities	92	(2,810)
Net cash (used in) investing activities	(3,523)	(4,147)
Net cash provided by financing activities	7,380	8,004
Net cash inflow	3,968	1,045

Operating Activities

Net cash provided by operating activities amounted to approximately $92,000 in the first six months ended June 30, 2010, as compared with net cash used in operating activities of approximately $2.8 million in the same period in 2009. Net cash provided by operating activities in the first six months ended June 30, 2010 was primarily attributable to the following factors: (i) net income of approximately $1.4 million, (ii) an add-back of non-cash items, such as approximately $754,000 in depreciation and amortization and approximately $274,000 in share-based compensation expense, (iii) an increase in restricted cash in the amount of approximately $5.9 million as security for bills payables issued to third parties, (iv) an increase in trade and other receivables of approximately $4.0 million due to the increased sales, (v) an increase in trade and other payables of approximately $10.5 million, and (vi) an increase in inventories in the amount of approximately $3.1 million. Net cash used in operating activities in the first six months ended June 30, 2009 was primarily attributable to the following factors: (i) net income of approximately $3.0 million, (ii) an add-back of non-cash items, such as approximately $471,000 in depreciation and amortization, (iii) an increase in restricted cash in the amount of approximately $2.5 million, (iv) an increase in trade and other receivables of approximately $6.8 million, (v) an increase in trade and other payables of approximately $3.9 million, and (vi) an increase in inventories in the amount of approximately $1.0 million.

Compared with the same period in 2009, the increase in net cash provided by operating activities was primarily due to, an approximately $6.7 million increase in trade and other payables, an approximately $2.8 million decrease in trade and other receivables, due to accelerated collection, and an approximately $0.3 million increase in share-based compensation , offset by the approximately $1.6 million decrease in income before income taxes and noncontrolling interest and an approximately $2.1 increase in inventories, and an approximately $3.4 million increase in restricted cash as security for bills payables issued to third parties for the first six months ended June 30, 2010.

Investing Activities

Net cash used in investing activities amounted to approximately $3.5 million in the first six months ended June 30, 2010, as compared with approximately $4.1 million in the first six months ended June 30, 2009. Net cash used in investing activities in the first six months ended June 30, 2010 was primarily attributable to the following factors: (i) the purchase of property and equipment in the amount of approximately $2.7 million in connection with the expansion of Duesail, Micronized and Refractories’ factories, and (ii) deposit payment for property, plant and equipment, and land use right in the amount of approximately $836,000 for our business development. Net cash used in investing activities in the first six months ended June 30, 2009 was primarily attributable to the deposit payment for property, plant and equipment, and land use right in the amount of approximately $4.3 million for the newly-established Micronized.

Compared with the same period in 2009, the decrease in net cash used in investing activities compared with 2009 was primarily due to the decrease of payment to acquire and deposit for acquisition of property, plant and equipment for the first six months ended June 30, 2010.

Financing Activities

Net cash provided by financing activities amounted to approximately $7.4 million in the first six months ended June 30, 2010, as compared with approximately $8.0 million in the first six months ended June 30, 2009. Net cash provided by financing activities in the first six months ended June 30, 2010 was primarily attributable to the following factors: (i) a decrease of restricted cash as collateral for bills payables to non-third-parties of approximately $5.0 million, and (ii) net proceeds from bank and non-interest-bearing loans in the amount of approximately $2.2 million for working capital needs. Net cash provided by financing activities in the first six months ended June 30, 2009 was primarily attributable to net proceeds from bank and non-interest-bearing loans in the amount of approximately $8.0 million for working capital needs.

Compared with the same period in 2009, the decrease in net cash provided by financing activities was mainly due to the repayment of domestic bank loans of approximately $18.0 million, offset by an decrease of an approximately $5.0 million increase in restricted cash, and an approximately $12.3 million increase in new bank loans and other non-interest bank loans in financing activities for the first six months ended June 30, 2010.

Loan Facilities

In the first six months ended June 30, 2010, we secured new facility bank loans totaling $19.4 million for working capital needs, and we repaid approximately $18.0 million in other loans during the period. As a result, the balance of all bank loans and borrowing as of June 30, 2010 was approximately $29.9 million, which includes $19.6 million in short-term bank loans and $10.3 million of bank borrowing secured by bank deposits. During the next 12 months, GengSheng may seek additional credit facilities from domestic commercial banks in order to fund new production line construction and for working capital needs.

As of June 30, 2010, the maturities for all our bank loans and borrowings are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	City Credit Cooperatives in Gongyi	2009-09-11 to 2010-09-11	1 year	$1,178,400
2	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	$294,600
3	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	$441,900
4	Facility Bank Loan	Industrial and Commercial Bank of China	2010-03-01 to 2011-01-10	10 months	$2,946,000
5	Facility Bank Loan	Luoyang Bank	2010-04-02 to 2011-04-01	1 year	$2,946,000
6	Facility Bank Loan	City Credit Cooperatives in Gongyi	2010-04-27 to 2011-04-26	1 year	$736,500
7	Facility Bank Loan	China CITIC Bank	2010-05-14 to 2011-05-13	1 year	$2,209,500
8	Facility Bank Loan	Agricultural Bank of China	2010-05-24 to 2011-05-23	1 year	$5,892,000
9	Facility Bank Loan	Shanghai Pudong Development Bank	2010-06-10 to 2010-12-09	6 months	$1,473,000
10	Facility Bank Loan	China Merchants Bank	2010-06-24 to 2011-06-23	1 year	$1,473,000
11	Bank Borrowing	Luoyang Bank	2010-03-07 to 2010-09-08	6 months	$1,473,000
12	Bank Borrowing	Agricultural Bank of China	2010-03-14 to 2010-09-13	6 months	$1,473,000
13	Bank Borrowing	China CITIC Bank	2010-05-17 to 2010-11-24	6 months	$4,419,000
14	Bank Borrowing	Zhengzhou Bank	2010-05-23 to 2010-11-24	6 months	$1,473,000
15	Bank Borrowing	China Merchants Bank	2010-06-17 to 2010-12-22	6 months	$1,473,000

We have approximately $29.9 million of collateralized bank loans, which includes approximately $19.6 million of facility bank loans, maturing on or before the September 11, December 9, 2010, January 10, January 31, April 1, April 26, May 13, May 23 and June 23, 2011, respectively, and approximately $10.3 million of bank borrowing secured by approximately $10.3 million bank deposits. We will repay each loan when it matures with our working capital and the collateralized bank deposits. We will also consider refinancing debt; however, we cannot provide assurances that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

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

On February 1, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement, with CDB whereby CDB has agreed to loan approximately $0.4 million (RMB 3 million) to Duesail for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On March 1, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Industrial and Commercial Bank of China Limited of Gongyi (“ICBC”) whereby ICBC has agreed to loan approximately $2.9 million (RMB 20 million) to Refractories for a term of ten months, at an interest rate of 5.841% per year on all outstanding principal.

On April 2, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Luoyang Bank (“LYB”) whereby LYB has agreed to loan approximately $2.9 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On April 27, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement, with CCCG whereby CCCG has agreed to loan approximately $0.7 million (RMB 5 million) to Refractories for a term of one year, at an interest rate of 10.512% per year on all outstanding principal.

On May 14, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with China CITIC Bank (“CITIC”) whereby CITIC has agreed to loan approximately $2.2 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On May 24, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Agricultural Bank of China (“ABC”) whereby ABC has agreed to loan approximately $5.9 million (RMB 40 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On June 10, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with Shanghai Pudong Development Bank (“SPD”) whereby SPD has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of six months, at an interest rate of 5.346% per year on all outstanding principal.

On June 24, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement, with China Merchants Bank (“CMB”) whereby CMB has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

As of June 30, 2010, we had another approximately $10.3 million bank borrowings, which were collateralized by bank deposits, in the Luoyang Bank, Agricultural Bank of China, China CITIC Bank, Zhengzhou Bank and China Merchants Bank, respectively.

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

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of June 30, 2010 (Unaudited)		As of December 31, 2009 (Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Collateralized bank loans	$29,901,900	$30,581,410	$28,459,800	$29,339,460

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer, President and Chairman, Mr. Shunqing Zhang, and the Company’s interim Chief Financial Officer, Mr. Hongfeng Jin, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

According to the joint agreement dated as of August 25, 2009 we signed with RedChip Companies, Inc, who provides professional investor relations service, the company agreed to issue 50,000 shares of the Company’s Rule 144 restricted stock upon execution of the agreement, and additional 50,000 shares of the Company’s Rule 144 restricted stock when the Company’s stock is upgraded to senior stock exchange. On January 1, 2010, we validated the 50,000 shares issuance of Company’s Rule 144 restricted stock and on April 21, 2010, we issued another 50,000 shares of the Corporation’s Rule 144 restricted stock to RedChip Companies, Inc, according to the agreement.

According to the private placement financing transaction pursuant signed on April 25, 2007, we issued to Brean Murray Carret & Co., LLC and Civilian Capital, Inc. warrants for the purchase of 374,331 shares of our common stock in the aggregate. On March 10, 2010, Brean Murray Carret & Co., LLC exercised the warrant cashlessly, which was converted to 108,334 shares of the Corporation’s common stock, and on April 21, 2010, Civilian Capital, Inc. exercised the warrant cashlessly, which was converted to 27,869 shares of the Corporation’s common stock.

On April 21, 2010, we issued 10,000 shares of the Corporation’s Rule 144 restricted common stock to our independent directors, Mr. Lawrence Goldman and Mr. Ming He, for their director service for the term of one year, individually.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities for the period covered by this report.

ITEM 5. OTHER INFORMATION.

None.

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

CHINA GENGSHENG MINERALS, INC.

Date: August 10, 2010	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 10, 2010	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)