Form 10-Q
period 2010-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2010-11-18
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

(86) 371-64059818
(Registrant's Telephone Number, Including Area Code)

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ ]      No [  ]

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

Yes [  ]      No [X]

As of November 18, 2010, there were 24,294,386 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of September 30, 2010(Unaudited) and December 31, 2009(Audited)	1
	Condensed Consolidated Statements of Income and Other Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2010(Unaudited) and September 30, 2009(Unaudited)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine Months Ended September 30, 2010(Unaudited) and September 30, 2009(Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	36
Item 4.	Controls and Procedures.	36

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	37
Item 1A.	Risks Factors.	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 3.	Defaults Upon Senior Securities.	37
Item4.	Reserved.	37
Item 5.	Other Information.	37
Item 6.	Exhibits.	37

SIGNATURES		38

PART I

ITEM 1.	FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,492,270	$992,204
Restricted cash - Note 5	22,155,600	15,990,300
Trade receivables, net	42,221,295	36,909,518
Government Grant receivable	940,116	1,100,250
Bills receivable	1,082,449	1,953,496
Other receivables and prepayments	9,341,910	6,527,718
Inventories - Note 6	14,327,434	9,924,413
Deferred tax assets	89,131	56,787

Total current assets	97,650,205	73,454,686

Deposits for acquisition of property, plant and equipment and land use right	1,119,393	276,520
Goodwill - Note 7	441,089	441,089
Intangible assets, net - Note 7	932,223	953,550
Property, plant and equipment, net - Note 8	26,051,911	21,980,340
Land use right, net	937,142	934,981

TOTAL ASSETS	$127,131,963	$98,041,166

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$11,563,771	$12,327,618
Bills payable	14,221,500	1,512,200
Other payables and accrued expenses	7,632,029	4,294,606
Deferred revenue - Government grants	389,220	381,420
Income taxes payable	453,321	313,430
Non-interest-bearing loans - Note 9	3,224,144	1,520,160
Collateralized bank loans - Note 10	36,751,350	28,459,800
Deferred tax liabilities	129,005	89,244

TOTAL LIABILITIES	74,364,340	48,898,478

COMMITMENTS AND CONTINGENCIES - Note 15

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont'd)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares, no shares issued and outstanding	-	-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2010 and 2009, issued and outstanding 24,294,386 shares in 2010 and 24,038,183 in 2009 - Note 11	24,294	24,038
Additional paid-in capital	19,894,788	19,608,044
Statutory and other reserves	7,419,868	7,419,868
Accumulated other comprehensive income	5,340,936	4,344,766
Retained earnings	19,789,020	17,473,813

Total China GengSheng Minerals, Inc. (“the Company”) stockholders' equity	52,468,906	48,870,529
NONCONTROLLING INTEREST	298,717	272,159

TOTAL EQUITY	52,767,623	49,142,688

TOTAL LIABILITIES AND EQUITY	$127,131,963	$98,041,166

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue

Sales	$16,739,173	$14,916,423	$43,594,852	$41,684,358
Cost of goods sold	(11,794,922)	(10,694,531)	(29,761,067)	(29,321,083)

Gross profit	4,944,251	4,221,892	13,833,785	12,363,275

Operating expenses
General and administrative expenses	1,542,786	966,418	4,391,438	3,014,299
Research and development cost	264,578	120,268	762,285	308,881
Selling expenses	1,725,262	1,464,701	5,030,818	4,378,227

Total operating expenses	3,532,626	2,551,387	10,184,541	7,701,407

Net operating income	1,411,625	1,670,505	3,649,244	4,661,868

Other (expenses) income
Government grant income	51,752	44,082	122,784	813,838
Interest income	27,777	18,762	186,276	38,971
Other income	56,412	266,854	60,108	328,598
Finance costs - Note 12	(562,878)	(293,423)	(1,311,836)	(735,816)

Total other (expenses) income	(426,937)	36,275	(942,668)	445,591

Income before income taxes and noncontrolling interest	984,688	1,706,780	2,706,576	5,107,459
Income taxes - Note 13	(86,684)	(38,024)	(371,294)	(366,214)

Net income before noncontrolling interest	898,004	1,668,756	2,335,282	4,741,245
Net income attributable to noncontrolling interest	6,990	(1,220)	(20,075)	(76,485)

Net income attributable to the Company's stockholders	$904,994	$1,667,536	$2,315,207	$4,664,760

Net income before noncontrolling interest	$898,004	$1,668,756	$2,335,282	$4,741,245
Other comprehensive income
Foreign currency translation adjustments	805,236	54,020	1,002,653	(3,557)

Comprehensive income	1,703,240	1,722,776	3,337,935	4,737,688
Comprehensive income attributable to noncontrolling interest	2,171	(2,201)	(26,558)	(76,486)

Comprehensive income attributable to the Company's stockholders	$1,705,411	$1,720,575	$3,311,377	$4,661,202

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont'd)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Earnings per share - Basic and diluted	$0.04	$0.07	$0.10	$0.19

Weighted average number of shares - Basic and diluted	24,269,727	24,038,183	24,294,366	24,038,183

The accompanying notes are an integral part of these condensed consolidated financial statements

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income before noncontrolling interest	$2,335,282	$4,741,245
Adjustment to reconcile net income before noncontrolling interest to net cash used in operating activities:
Depreciation	1,157,129	689,917
Amortization for intangible assets	40,118	-
Amortization for land use right	16,665	15,982
Government grant income	-	(813,838)
Write back of unsecured interest-bearing loan	-	(219,885)
Share-based payment compensation	287,000	-
Deferred taxes	7,258	23,124
Reversal of provision for doubtful debts	(16,390)	-
(Gain) loss on disposal of property plant and equipment	(57,860)	1,062
Changes in operating assets and liabilities:
Restricted cash	(8,826,000)	(6,156,780)
Trade receivables	(4,507,792)	(5,302,136)
Bills receivable	940,251	(883,432)
Other receivables and prepayments	(2,634,294)	(2,001,926)
Inventories	(4,126,827)	147,181
Other payables and accrued expenses	3,190,654	(1,153,321)
Trade payables	(840,238)	1,096,155
Bills payable	12,413,100	6,449,960
Income taxes payable	140,847	53,422

Net cash flows used in operating activities	(481,097)	(3,313,270)

Cash flows from investing activities
Deposit for acquisition of land use right	(560,447)	(216,798)
Payments to acquire and for deposit for acquisition of property, plant and equipment	(5,078,730)	(5,179,541)
Proceeds from disposal of property, plant and equipment	-	116,498

Net cash flows used in investing activities	(5,639,177)	(5,279,841)

Cash flows from financing activities
Restricted cash	3,089,100	-
Proceeds from bank loans	36,113,050	14,805,590
Repayment of bank loans	(28,537,400)	(3,738,045)
Government grant received	179,462	813,838
Repayment to a director	-	(2,386,025)
Repayment of non-interest-bearing loans	(588,646)	-
Proceeds of non-interest-bearing loans	2,232,488	-

Net cash flows provided by financing activities	$12,488,054	$9,495,358

China Gengsheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont'd)

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Effect of foreign currency translation on cash and cash equivalents	$132,286	$676

Net increase in cash and cash equivalents	6,500,066	902,923
Cash and cash equivalents - beginning of period	992,204	955,732

Cash and cash equivalents - end of period	$7,492,270	$1,858,655

Supplemental disclosure of cash flow information: -
Cash paid for:
Interest	$700,569	$648,622
Income taxes	$277,463	$310,978

Non-cash operating and investing activities:-
Receivables for disposal of property, plant and equipment settled by offsetting accounts payable	$158,066	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity
(Unudited)

	China GengSheng Minerals, Inc. stockholders' equity
				Statutory	Accumulated
	Common stock		Additional	and	other
	Number of		paid-in	other	comprehensive	Retained	Noncontrolling
	Shares	Amount	capital	reserves	income	earnings	interest	Total

Balance, December 31, 2009	24,038,183	$24,038	$19,608,044	$7,419,868	$4,344,766	$17,473,813	$272,159	$49,142,688
Common stock issued and allotted upon share-based payment at fair value	120,000	120	(120)	-	-	-	-	-
Common stock issued and allotted upon exercise of warrants	136,203	136	(136)	-	-	-	-	-
Share-based compensation expenses	-	-	287,000	-	-	-	-	287,000
Net income	-	-	-	-	-	2,315,207	20,075	2,335,282
Foreign currency translation adjustments	-	-	-	-	996,170	-	6,483	1,002,653

Balance, September 30, 2010	24,294,386	$24,294	$19,894,788	$7,419,868	$5,340,936	$19,789,020	$298,717	$52,767,623

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

2.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company's common stock began trading on the NYSE Amex stock exchange (formerly the American Stock Exchange) under the symbol “CHGS.” Prior to March 4, 2010, the Company's common stock traded over-the-counter bulletin board under the symbol CHGS.OB.

Currently the Company has seven subsidiaries

Company name	Place/date of	The Company's	Common stock/	Principal activities
	incorporation or	effective ownership	registered capital
	establishment	interest

GengSheng International Corporation (“GengSheng International”)	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People's Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractories products

Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information (Cont'd)

ZhengZhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng Shunda New Materials Co., Ltd ( “Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

3.	Description of business

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

The principal raw materials used in the products are several forms of aluminum oxide, including bauxite, processed AI2O3 and calcium aluminates cement, and other materials, such as corundum, magnesia, resin and silica, which are primarily sourced from suppliers located in the PRC. The production facilities of the Company, other than the Prefecture's sub-processing factory located in Guizhou, are also located in Henan Province.

Refractories products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are a major raw material for producing monolithic refractory. Fine precision abrasive is the Company's new product that was commercially launched in the fourth quarter of 2009, and is used for slicing the solar-silicon bar and polishing the equipment surface. The Company's customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia and Europe.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables, and financial guarantees issued to third parties. As of September 30, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and bills receivables, the Company extends credit based on an evaluation of the customer's financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

The financial guarantees issued to third parties are located in the PRC. The management believes GengSheng's operating subsidiaries have high credit ratings and good reputation in their respective industries.

During the three months and nine months ended September 30, 2010 and 2009, we had two customers, representing 10% or more of the Company's consolidated sales:-

	Three months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2010	2009	2010	2009

Shandong Steel Co., Ltd Rizhao Subsidiary (formerly, “Rizhao Steel”)	$2,134,168	$1,453,231	$5,865,082	$6,000,062
AMSAT International	3,858,020	-	4,658,171	2,659,378

	$5,992,188	$1,453,231	$10,523,253	$8,659,440

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments, for which fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:-

	As of September 30, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Collateralized bank loans	$36,751,350	$36,882,515	$28,459,800	$29,339,460

The fair values of collateralized borrowings are based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company's financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on the Company's financial statements and is currently not yet in a position to determine such effects.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU has no material impact on the Company's financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont'd)

Recently issued accounting pronouncements (Cont'd)

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU has no material impact on the Company's financial statements.

5.	Restricted cash

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable	$9,730,500	$733,500
Bank deposits held as collateral for bank loans	12,425,100	15,256,800

	$22,155,600	$15,990,300

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks' undertakings, the Company is required to pay bank charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills' amounts in issue.

6.	Inventories

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$5,476,704	$4,893,114
Work-in-progress	1,568,172	407,063
Finished goods	7,307,698	4,648,872

	14,352,574	9,949,049
Provision for obsolete inventories	(25,140)	(24,636)

	$14,327,434	$9,924,413

No provision for obsolete inventories was recognized in the cost of goods sold during the three and nine months ended September 30, 2010.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Goodwill and intangible assets, net

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Unpatented technology - Note a	$374,250	$366,750
Patented technology - Note b	598,800	586,800

	973,050	953,550
Accumulated amortization	(40,827)	-

	$932,223	$953,550

Goodwill - Note c	$441,089	$441,089

Note a: In 2007, Refractories entered into a contract with an independent third party to purchase technical unpatented technology in relation to the production of mortar, at a cash consideration of $342,750 (translated at historical rate). This consideration was mutually agreed between Refractories and such third party, and this unpatented technology can be used for an unlimited period of time. Since its acquisition, annual impairment review is performed by management and no impairment was identified. Accordingly, it is stated at cost as of March 31, 2008.

Note b: In late 2008, GengSheng International entered into a contract with an individual third party (licensor) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasive. Amortization started from January 1, 2010, when the production commenced.

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

8.	Property, plant and equipment, net

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Costs:
Buildings	$17,162,452	$14,011,187
Furniture, fixture and equipment	633,748	490,654
Motor vehicles	1,841,381	1,525,936
Plant and machinery	8,445,324	6,135,012

	28,082,905	22,162,789
Accumulated depreciation	(5,221,269)	(4,085,915)
Construction in progress	3,190,275	3,903,466

	$26,051,911	$21,980,340

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Property, plant and equipment (Cont'd)

Note:

(i)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company's new office and factories. For the year ended December 31, 2009, the Company capitalized interest of $247,392 to the cost of construction in progress. No interest was capitalized during the period ended September 30, 2010.

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and government authority and are repayable on demand.

10.	Collateralized bank loans

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$36,751,350	$28,459,800

The above bank loans are denominated in RMB and carry average interest rates at 5.01% per annum with maturity dates ranging from two months to one year.

The bank loans as of September 30, 2010 were secured by the followings:

(a)	Guarantee executed by Mr. Shunqing Zhang (“Mr. Zhang”), a director and a shareholder of the Company;
(b)	Guarantee executed by business associates (Note 15(b)); and
(c)	Bank deposits of $12,425,100 (Note 5)

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

11.	Common stock

From January 1, 2010, the company has issued additional 256,203 common shares, with 50,000, 108,334, 70,000 and 27,869 shares issued on January 1, March 10, April 21 and May 4, 2010, respectively. The number of common stock outstanding increased from 24,038,183 to 24,294,386. Apart from as disclosed, no common stock was issued for the nine months period ended September 30, 2010.

12.	Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009

Interest expenses	$292,793	$186,483	$804,799	$482,258
Bills discounting charges	158,276	86,125	361,432	253,558
Bank charges	111,809	20,815	145,605	-

	$562,878	$293,423	$1,311,836	$735,816

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2010, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

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

High-Temperature engages in an advanced technology industry and has passed the inspection of the provincial high-tech item, so its was granted a preferential enterprise income tax rate of 15% for two years upon the issuance of certificate by the relevant government authority. High-Temperature received such certificates in 2004 and 2006. Accordingly, High-Temperature was subject to a preferential tax rate of 15% for fiscal years 2004 to 2007. Pursuant to the notices issued by the State Administration of Taxation dated January 30, 2008 and April 14, 2008, High-Temperature can continue to enjoy the preferential tax rate of 15% in 2008. As its high technology industry status has not been re-registered and approved by the relevant PRC authority, High-Temperature is subject to enterprise income tax at the unified rate of 25% after 2008.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Income taxes (Cont'd)

PRC (Cont'd)

Prefecture, being a domestic enterprise established in the PRC, was subject to enterprise income tax at 33%. Prefecture is located in Guizhou, in accordance with the Guizhou Province of Western Development Scheme and the City Investment Policy issued by the central government of the PRC, and was entitled to a three-year exemption from the enterprise income tax followed by a two-year 50% reduction in its enterprise income tax, starting in 2005. As such, Prefecture was exempted from the enterprise income tax for fiscal years 2005 to 2007 and under the New CIT Law mentioned above, Prefecture is subject to enterprise income tax at a rate of 12.5% for fiscal years 2008 and 2009. Starting in the fiscal year 2010, Prefecture is subject to the enterprises income tax at the unified rate of 25%.

Micronized, being a domestic enterprise established in the PRC, was subject to enterprise income tax at 25% upon its incorporation.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company's income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's tax positions and considered that no provision for uncertainty in income taxes is necessary, as of September 30, 2010.

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

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Guaranteed amount	$36,481,690	$41,736,150

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

15.	Commitments and contingencies (Cont'd)

Guarantees as of September 30, 2010 are further analyzed as below:-

									Interest
								Outstanding	expenses
	Term				Principal	Principal		interest	between
	loan		Interest		repaid	granted	Outstanding	expenses	October 1,
	draw		rate		up to	up to	as of	as of	2010 to	Maximum
	down	Expiry	(per	Loan	September	September	September	September	expiry	estimated
Guarantee	date	date	annum)	principal	30, 2010	30, 2010	30, 2010	30, 2010	date	exposure

A supplier (Note i)	11/30/2009	11/29/2010	7.6%	$1,497,000	$-	$-	$1,497,000	$-	$18,916	$1,515,916

Local government authorities and its controlled entity (Note ii)	6/26/2009 to 1/23/2010	1/22/2011 to 12/29/2012	6.8%	$11,452,050	$-	$-	$11,452,050	$-	$295,678	$11,747,728

Business associates (Note iii)	3/26/2009 to 12/17/2009	3/25/2011 to 6/30/2011	6.8%	$26,946,000	$7,485,000	$2,994,000	$22,455,000	$-	$763,046	$23,218,046

				$39,895,050	$7,485,000	$2,994,000	$35,404,050	$-	$1,077,640	$36,481,690

Notes:-
i.	In order to ensure normal operation of a major supplier of Duesail, the Company agreed to act as the guarantor for bank loans granted to it.

ii.	To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local authorities and its controlled entity.

iii.	During the period ended September 30, 2010, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these business associates also provided guarantees for bank loans to the Company. (Note 10(b)). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy financial position as at September 30, 2010.

(c)	As of September 30, 2010, the Company had no capital commitments.

(d)	As of September 30, 2010, the Company had capital commitments in respect of the acquisition of land use right amounting to $1,160,744, which was not contracted and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $233,504 and $137,452 for the nine months ended September 30, 2010 and 2009, respectively.

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

Three months ended September 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$11,377,392	$12,177,308	$143,407	$109,142	$5,034,288	$2,629,973	$184,086	$-	$16,739,173	$14,916,423

Segment profit (loss)	$459,252	$908,482	$(57,561)	$(215,776)	$755,589	$1,054,709	$(194,509)	$(41,135)	$962,771	$1,706,280

Nine months ended September 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Revenue from external customers	$33,103,540	$34,284,210	$978,662	$810,490	$9,328,564	$6,589,658	$184,086	$-	$43,594,852	$41,684,358

Segment profit (loss)	$1,664,890	$3,331,214	$246,612	$542,883	$1,641,809	$1,369,787	$(602,172)	$(136,425)	$2,951,139	$5,107,459

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	September	December	September	December	September	December	September	December	September	December
	30, 2010	31, 2009	30, 2010	31, 2009	30, 2010	31, 2009	30, 2010	31, 2009	30, 2010	31, 2009
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$85,238,852	$50,393,011	$3,930,894	$3,808,548	$20,204,924	$29,437,474	$17,722,526	$14,374,938	$127,097,196	$98,013,971

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (Cont'd)

Segment Information by products for the three months ended September 30, 2010 and 2009

		Fine				Wearable
	Monolithic	precision	Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	materials[1]	abrasive	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Three months ended September 30, 2010 (Unaudited)
Revenue	$6,555,143	$184,086	$4,822,249	$10,227	$133,179	$-	$5,034,289	$16,739,173
Three months ended September 30, 2009 (Unaudited)
Revenue	$7,871,116	$-	$4,306,193	$84,500	$24,639	$2	$2,629,973	$14,916,423

Segment Information by products for the nine months ended September 30, 2010 and 2009

		Fine				Wearable
	Monolithic	precision	Pre-cast	Ceramic	Ceramic	ceramic	Fracture
	materials[1]	abrasive	roofs	tubes[2]	cylinders[3]	valves	proppant	Total
Nine months ended September 30, 2010 (Unaudited)
Revenue	$20,717,842	$184,086	$12,385,698	$239,411	$726,616	$12,634	$9,328,565	$43,594,852
Nine months ended September 30, 2009 (Unaudited)
Revenue	$21,893,273	$-	$12,390,938	$614,923	$178,340	$17,226	$6,589,658	$41,684,358

[1]	Castable, coating, mortar and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
[2]	Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
[3]	Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$962,771	$1,706,280
Unallocated amounts relating to operations:
Other income	34,917	500
General and administrative expenses	(13,000)	-

Income before income taxes and noncontrolling interest	$984,688	$1,706,780

	Nine months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total profit for reportable segments	$2,951,139	$5,107,459
Unallocated amounts relating to operations:
Other income	42,437	-
General and administrative expenses	(287,000)	-
Income before income taxes and noncontrolling interest	$2,706,576	$5,107,459

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Segment information (Cont'd)

	As of	As of
	September 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)

Total assets for reportable segments	$127,097,196	$98,013,971
Cash and cash equivalents	27,195	27,195
Other receivables	7,572	-

	$127,131,963	$98,041,166

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:-

	Three months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

PRC	$13,396,748	$14,442,445
United States of America	2,647,151	363
Others - Note	695,274	473,615

Total	$16,739,173	$14,916,423

	Nine months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

PRC	$36,675,817	$38,347,215
United States of America	4,657,783	2,659,378
Others - Note	2,261,252	677,765

Total	$43,594,852	$41,684,358

Note:	They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

18.	Related party transactions

Apart from the guarantee given by Mr. Zhang as disclosed in note 10, the Company had no material transactions carried out with related parties during the reporting periods.

19.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the financial statements were issued and determined that, except for the transactions described below, there were no material recognizable or subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

On October 4, 2010, the Company entered into a three-year operation lease of fracture proppant manufacturing facility located in Gongyi, Henan province, China, for the period from October 18, 2010 to January 18, 2014. This new facility is expected to add 15,000 metric tons of annual production capacity, increasing the Company's fracture proppant capacity to 75,000 metric tons per year.

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals,” “we,” “us,” “our,” the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, GengSheng International Corporation, or International, and International's direct and wholly-owned Chinese subsidiary, ZhengZhou Duesail Fracture Proppant Co. Ltd., or Duesail, and its wholly-owned Chinese subsidiary Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories' direct majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature and Refractories' direct and wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized and Henan GengSheng's direct and wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, SouthEast Prefecture, Guizhou or Shunda;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = RMB6.8166 for its December 31, 2009 audited balance sheet, and $1 = RMB6.6800 for its September 30, 2010 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of $1 = RMB6.7980 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of fiscal 2010, and $1= RMB6.8220 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of fiscal 2009; both of which were based on the average currency conversion rate for each respective quarterly period.

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

Our principal executive offices are located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, People's Republic of China 451271 and our telephone number is (86) 371-6405-9818.

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

Our Products

The following table sets forth sales information about our product mix for the third quarter of 2010 and 2009, and the first nine months in 2010 and 2009.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
		Percentage		Percentage		Percentage		Percentage
		of net		of net		of net		of net
	Revenue	revenues	Revenue	revenues	Revenue	revenues	Revenue	revenues

Refractories	11,377	68.0%	12,177	81.6%	33,103	75.9%	34,284	82.3%

Industrial Ceramics	144	0.9%	109	0.7%	979	2.3%	810	1.9%

Fracture Proppants	5,034	30.0%	2,630	17.7%	9,329	21.4%	6,590	15.8%

Fine Precision Abrasives	184	1.1%	0	0%	184	0.4%	0	0%

	16,739	100.0%	14,916	100.0%	43,595	100.0%	41,684	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 68% of the total revenue in the third quarter of 2010. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that are required to operate at high temperatures for a long period of time. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries. We provide a customized solution for each order of our monolithic refractory materials based on customer-specific formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers' furnaces, ladles or other vessels to improve the productivity of that equipment.

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

  Pressed bricks.A type of “shaped” or traditional refractory commonly used for steel production.

We provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend the equipment's useful life. Our technical service staff assures that our customers can achieve their productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers' equipment. Full-service customers contributed approximately 46% of the Company's total sales in the first nine months in 2010, compared with 49% in the same period of 2009. We believe that these services in conjunction with our refractory products provide us with a strategic advantage to secure our revenue and profits, as full-service contracts carry higher margins than stand-alone product sales.

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

Industrial Ceramics

Industrial Ceramics accounted for approximately 0.9% of our total revenue in the third quarter of 2010. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end-use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We also install and maintain some of these products.

Some examples of our products and their benefits are as follows:

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

Fracture Proppants

Fracture Proppants accounted for approximately 30% of our total revenue in the third quarter of 2010. Our fracture proppants are very fine ball-like pellets used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which increases yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were certified by PetroChina Company Limited (“PetroChina”), China Petroleum & Chemical Corporation (“Sinopec”) and the China National Offshore Oil Corporation (“CNOOC”) as a first-tier supplier of fracture proppants for their oil and gas-drilling operations.

At present, Duesail has two production lines, with a capacity of 66,000 tons per year. The two production lines utilize a “Revolving Kiln” technology, which reduces production time and costs by up to 10%, compared with the company's old production line, and allows us to produce a broader range of proppants that caterer to oil wells with different underground pressures. With a more efficient production technology and higher capacity, we believe we are well positioned to increase our sales both in China and internationally for the fourth quarter.

We secured approximately $16 million in fracture proppant contracts during the first nine months of 2010 and continue to see strong growth prospects early in the 2010 fourth quarter, as we shore up existing relationships and attract new customers. In addition, we have established cooperation with several distributors to further build our proppant export business internationally, specifically in the U.S. and Australian markets.

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

To achieve our anticipated production capacity needs for this business segment, we began remodeling our fine precision abrasive production lines in the second quarter of 2010. We initiated a commercial launch of our fine precision abrasives in the of third quarter 2010 with an initial focus on the large market opportunity in solar industry, and we have developed customers in fields of jade processing and precision electronics. We have established long-term strategic partnership with companies in different areas such as Jiangsu, Inner Mongolia, Taiwan, Korea and Norway by signing supply contracts with them since 2010. We expect that sales of fine precision abrasives will continue to increase in 2011.

Uncertainties that Affect our Financial Condition

Industry Consolidation of Steel Millers

The PRC government's policy aimed at improving the operational and energy efficiency of the Chinese steel industry and eliminating outdated production methods is expected to squeeze out small-to-mid-sized steel makers, which may reduce market demand for refractories. Small-to-medium-sized steel mills impacted by the financial strain will create more consolidation opportunities for larger steel mills. To address these potential challenges, we plan to focus on providing high-efficiency, low-carbon, environmentally friendly monolithic refractories. In addition, we are entering into the refractories market for the aluminum industry, which we believe will offset the impact of slowed growth of refractories used in the steel industry.

Longer payment term and significant receivables

Currently, the payment term of our receivables sometimes casts certain concerns of the adequacy of our cash flow used in our operating activities. The payment term of receivables from our main steel customers is approximately 120-180 days. We plan to negotiate purchase agreements with our steel customers that call for either shortened payment terms or down payments to maintain sufficient cash flow for us to purchase raw materials and support our operations. We have successfully obtained down payments from certain customers since the second quarter of 2010. We have continued to receive the form of bankers' acceptance drafts from some customers, allowing us to settle some trade debts among our suppliers. The maturity dates of these bankers' acceptance drafts are from 60 to 90 days, and we expect that our customers will pay off these drafts upon maturity. We expect to reach agreements with our major customers on shortened payment terms in the future, which will also alleviate some of our perceived capital constraints.

Recent Development

On August 24, 2010, we announced that we had secured an approximately $2.1 million contract for our fracture proppant products with a new U.S. distributor. Product shipments under this contract were commenced during the third quarter of 2010 and continue through the end of the year.

On October 4, 2010, we entered into a three-year operation lease of a fracture proppant manufacturing facility located in Gongyi, Henan province, China, for the period from October 18, 2010 to January 18, 2014. This new facility in expected to add 15,000 metric tons of annual production capacity, increasing our fracture proppant capacity to 75,000 metric tons per year.

Highlights of the Third Quarter of 2010

During the third quarter of 2010, we improved our revenue from our fracture proppant products tremendously, to approximately $5.0 million. This represents growth of 91% compared with the approximately $2.6 million of growth in the same quarter of 2009. This increase was the result of increased exports from this business segment as well as revenue recognition from previously existing contracts. We remain optimistic with respect to potential growth of this segment for the remainder of 2010.

Gross margin was 29.5%, compared with 28.3% in the same period of 2009, which was primarily attributable to the shift in products mix and the decrease of raw material prices. Since the beginning of 2010, we have shifted our revenue mix toward higher-priced, higher value-added products, which carry higher margins, while continuing to focus on providing high-efficiency, low-carbon, environmentally friendly monolithic refractories.

In conjunction with this focus, we also expanded our research and development efforts related to our refractory business segment to support the initial stages of this product mix migration, as well as with our industrial ceramics business segment where we believe there remains additional growth opportunity. In addition, to address the fluctuation of raw materials costs, we have established cooperation relationships with raw materials providers to help stabilize and further decrease the purchasing prices, especially as it relates to bauxite, which is one of the key materials used in the production of our products.

Our financial performance in the third quarter is summarized as follows:

  Revenue increased by approximately $1.8 million, or approximately 12.2%, to approximately $16.7 million for the third quarter of 2010, from approximately $15.0 million for the same period in 2009.

  Gross profit increased by approximately $0.7 million, or 17.1%, to approximately $4.9 million for the three months ended September 30, 2010, from approximately $4.2 million for the same period in 2009. Gross margin was 29.5% for the third quarter of 2010, compared with 28.3% for the same period in 2009. The increase in gross margin was largely due to the shift in revenue mix to higher-end products, and increased buying power of raw materials.

  Net income decreased by approximately $763,000, or 45.7%, to approximately $0.9 million for the third quarter of 2010, from approximately $1.7 million for the same period in 2009. The decrease was primarily attributed to the fact that R&D expenses increased by $0.3 million, and the general & administrative expenses in Micronized increased by $0.4 million. Duesail's substantial increase in sales resulted in the increase of transportation costs and port charges by $0.2 million and by $0.1 million, respectively. All these facts lead to the decrease of net income.

  Our condensed consolidated balance sheet (unaudited) as of September 30, 2010 included current assets of approximately $97.7 million, total assets of approximately $127.1 million, and working capital of approximately $23.3 million.

Results of Operations

Comparison of Three-Month Periods ended September 30, 2010 and 2009

The following table summarizes the results of our operations during the three month periods ended September 30, 2010 and September 30, 2009, and provides information regarding the dollar and percentage increase or (decrease) during the three month periods ended September 30, 2010 and September 30, 2009.

	(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period			Three-Month Period
	Ended on September 30, 2010			Ended on September 30, 2009			Dollar ($)	Percentage
		As a			As a		Increase
	Dollars	percentage		Dollars	percentage		(Decrease)	Increase
Statement of operations data:	in	of net		in	of net		in	(Decrease)
	thousands	revenues		thousands	revenues		thousands	%

Net Sales	16,739	100.0%		14,916	100.0%		1,823	12.2%

Cost of sales	11,795	70.5%		10,695	71.7%		1,100	10.3%

Gross profit	4,944	29.5%		4,221	28.3%		722	17.1%

Operating expenses

General & administrative expenses	1,543	9.2%		965	6.5%		576	59.6%
Research and development cost	265	1.6%		121	0.8%		144	120.0%
Selling expenses	1,725	10.3%		1,465	9.8%		260	17.8%
Total operating expenses	3,532	21.1%		2,551	17.1%		981	38.5%

Income from operations	1,412	8.4%		1,670	11.2%		(258)	(15.4%	)
Government grant income	52	0.3%		44	0.3%		8	17.4%
Interest income	28	0.2%		19	0.1%		9	48.0%
Other income	56	0.3%		267	1.8%		(210)	(78.9%	)
Finance costs, net	(563)	(3.4%	)	(293)	(2.0%	)	(270)	(91.8%	)

Income before income taxes and noncontrolling interest	985	5.9%		1,707	11.4%		(722)	(42.3%	)

Income taxes	87	0.5%		38	0.3%		49	128.0%
Noncontrolling interest	7	0.1%		(1)	0.0%		8	(673%	)

Net income attributable to Company's common stockholders	905	5.4%		1,668	11.2%		(763)	(45.7%	)

Net Sales. Net sales increased approximately $1.8 million, or approximately12.2%, to approximately $16.7 million for the three months ended September 30, 2010, from approximately $14.9 million for the three months ended September 30, 2009. The increase was mainly attributable to the increased sales from our fracture proppant segment, particularly the increase in export sales, compared with the same period in 2009.

Revenue from our refractory products decreased to approximately $11.4 million in the third quarter of 2010, from approximately $12.2 million in the same period of 2009. The decrease in sales from this business segment was primarily due to a decrease in quantity sold, largely due to the economic slowdown of the steel industry. We sold approximately 29,100 metric tons of refractory products in the third quarter of 2010, compared with 32,000 metric tons sold in the same period of 2009. The average sales price was approximately $390 per metric ton in the third quarter of 2010, representing a 2.6% increase, compared with approximately $380 per metric ton in the same period of 2009. The increase in average sales price was related to a shift in our revenue mix toward higher-end products in the third quarter of 2010, compared with the year-ago period.

Revenue from fracture proppant products was approximately $5.0 million in the third quarter of 2010, an increase of 91.4%, compared with approximately $2.6 million in the third quarter of 2009. The increase in revenue from fracture proppant products was primarily due to the increase orders we received, especially from international sales. We sold approximately 13,868 metric tons of fracture proppant products in the third quarter of 2010, compared with the 8,680 metric tons sold in the same period of 2009. Average selling price increased to approximately $363 per metric ton in the third quarter of 2010, compared with approximately $303 per metric ton in the same period of 2009. The increase in average selling price was related to increased exports. Duesail experienced an increase in exports this year causing a higher average selling price, which on average increased approximately 19.8%, compared with the same period in 2009.

In our industrial ceramics segment, revenue was approximately $144,000 in the third quarter of 2010, compared with approximately $109,000 for the same period of 2009.

Revenue from Fine Precision Abrasives products was approximately $0.2 million in the third quarter of 2010. We sold approximately 62 metric tons of Fine Precision Abrasives products in the third quarter of 2010, and the average sales price was approximately $2,968 per metric ton.

Cost of goods sold. Our cost of goods sold was primarily composed of the cost of our raw materials, components, labor and overhead. Our cost of goods sold increased approximately $1.1 million, or approximately 10.3%, to approximately $11.8 million for the three months ended September 30, 2010, from approximately $10.7 million for the three months ended September 30, 2009. As a percentage of net revenues, the cost of goods sold decreased by approximately 1.2%, to 70.5%, in the three months ended September 30, 2010, from 71.7% during the three months ended September 30, 2009. The increase in our cost of goods sold resulted from the decrease in the total revenue of our products, offset by the increased raw material purchasing prices.

Gross profit. Our gross profit increased by approximately $0.7 million, or approximately 17.1%, to approximately $4.9 million for the three months ended September 30, 2010, from approximately $4.2 million for the three months ended September 30, 2009. Gross profit as a percentage of net revenues was 29.5% for the three months ended September 30, 2010, compared with 28.3% for the three months ended September 30, 2009. The percentage increase was mainly due to the significant increase of Duesail's exports of which the export price is higher.

General and administrative expenses. Our general and administrative expenses comprise the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased by approximately $0.6 million, or approximately 59.6%, to approximately $1.5 million for the three months ended September 30, 2010, from approximately $1.0 million for the three months ended September 30, 2009. As a percentage of net revenues, administrative expenses increased to 9.2% for the three months ended September 30, 2010, compared with 6.5% for the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an approximately $0.2 million increase in salaries, because of higher average salary level for senior management and more employees hired for the business development of fracture proppants and fine precision abrasives, a travel expense increase of  $0.2 million because of the temporary construction project, and an approximately $0.2 million increase in depreciation for new buildings and amortization of intangible assets of Micronized, compared with the same period in 2009.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, sales bonuses, after-sale support services and other sales-related costs. Selling expenses were approximately $1.7 million for the three months ended September 30, 2010, an approximately $0.3 million increase, compared with approximately $1.5 million for the three months ended September 30, 2009. As a percentage of net revenues, our selling expenses increased slightly, to 10.3% for the three months ended September 30, 2010, compared with 9.8% for the same period in 2009. The increase in selling expenses was primarily attributable to an increase of an approximately $0.3 million in export expenses.

Research and development cost. Our research and development costs increased to approximately $0.3 million for the three months ended September 30, 2010, compared with approximately $0.1 million for the same period in 2009. The increased R&D was the result of expanded product development efforts related to our refractory and industrial ceramic business segments. To support our R&D activities, we established a new government-supported monolithic refractory R&D center in the third quarter in 2009.

Government grants income. We received approximately $52,000 of government grant income in the third quarter 2010, compared with receipt of approximately $44,000 in the same period of 2009 for High-Temperature's technological advancements.

Finance costs, net. Our finance costs increased by approximately $0.3 million, or 91.8%, to approximately $0.6 million in the three months end September 30, 2010, from approximately $0.3 million in the same period in 2009. As a percentage of net revenues, our finance cost was 3.4% in the third quarter in 2010 and 2.0% in the same period in 2009. The significant increase was primarily due to an increase of approximately $0.1 million interest expense and $0.2 million financial charges, due to an increase of approximately $11 million in short-term bank loans from domestic commercial banks in order to meet our working capital needs, compared with the same period in 2009.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $1 million for the three months ended September 30, 2010, a decrease of 42.3% from approximately $1.7 million for the same period in 2009. The decrease was primarily attributable to higher general & administrative expenses, operation expenses and finance costs during the third quarter 2010.

Income taxes. Our income taxes were approximately $87,000 for the three months ended September 30, 2010, an increase of approximately $49,000, or 128.0%, from approximately $38,000 for the three months ended September 30, 2009, mainly due to no exemption from income tax of Duesail.

Net income. Our net income decreased approximately $0.8 million, or 45.7%, to approximately $0.9 million for the three months ended September 30, 2010, from approximately $1.7 million for the same period of 2009. The decrease was attributable to the factors described above.

Comparison of Nine-Month Periods ended September 30, 2010 and 2009

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2010 and September 30, 2009, and provides information regarding the dollar and percentage increase or (decrease) during the nine-month periods ended September 30, 2010 and September 30, 2009.

	(All amounts, other than percentages, in U.S. dollars)

	Nine-Month Period			Nine-Month Period
	Ended on September 30, 2010			Ended on September 30, 2009			Dollar ($)	Percentage
		As a			As a		Increase	Increase
	Dollars	percentage of		Dollars	percentage of		(Decrease)	(Decrease)
Statement of operations data:	in thousands	net revenues		in thousands	net revenues		in thousands	%

Net Sales	43,595	100.0%		41,684	100.0%		1,911	4.6%
Cost of sales	29,761	68.3%		29,321	70.3%		440	1.5%
Gross profit	13,834	31.7%		12,363	29.7%		1,471	11.9%

Operating expenses
General & administrative expenses	4,391	10.1%		3,014	7.2%		1,377	45.7%
Research and development cost	762	1.7%		309	0.7%		453	146.8%
Selling expenses	5,031	11.5%		4,378	10.5%		653	14.9%
Total operating expenses	10,184	23.4%		7,701	18.5%		2,483	32.2%

Income from operations	3,649	8.4%		4,662	11.2%		(1,013)	(21.7%	)
Government grant income	123	0.3%		814	2.0%		(691)	(84.9%	)
Interest income	186	0.4%		39	0.1%		147	378.8%
Other income	60	0.1%		329	0.8%		(269)	(81.7%	)
Finance costs, net	(1,312)	(3.0%	)	(736)	(1.8%	)	(576)	78.3%

Income before income taxes and noncontrolling interest	2,707	6.2%		5,107	12.3%		(2,400)	(47.0%	)

Income taxes	371	0.9%		366	0.9%		5	1.4%
Noncontrolling interest	(20)	0.0%		(76)	0.2%		(56)	(73.8%	)

Net income attributable to Company's common stockholders	2,315	5.3%		4,665	11.2%		(2,350)	(50.4%	)

Net Sales. Net sales increased slightly, approximately 4.6%, to approximately $43.6 million for the nine months ended September 30, 2010, from approximately $41.7 million for the nine months ended September 30, 2009. Sales from refractories, which accounted for 75.9% of the total sales, decreased approximately $1.2 million, or approximately 3.4%, to approximately $33.1 million for the nine months ended September 30, 2010, from approximately $34.3 million for the nine months ended September 30, 2009. Sales from our fracture proppant business segment, which accounted for 21.4% of total sales, increased approximately $2.7 million, or approximately 41.6%, to approximately $9.3 million for the nine months ended September 30, 2010, from approximately $6.6 million for the nine months ended September 30, 2009. In our industrial ceramics business segment, revenue was approximately $1.0 million for the nine months ended September 30, 2010, an approximately 20.9% increase, compared with approximately $0.8 million in the same period of 2009. Sales from our fine precision abrasive business segment, which accounted for 0.4% of total sales, approximately $0.2 million for the nine months ended September 30, 2010.

Cost of goods sold. Our cost of goods sold increased by approximately $0.4 million, or approximately 1.5%, to approximately $29.8 million for the nine months ended September 30, 2010, from approximately $29.3 million for the nine months ended September 30, 2009. As a percentage of net revenues, the cost of goods sold decreased by approximately 2.0%, to 68.3%, for the nine months ended September 30, 2010, from 70.3% during the same period in 2009.

Gross profit. Our gross profit increased approximately $1.5 million, or approximately 11.9%, to approximately $13.8 million for the nine months ended September 30, 2010, from approximately $12.4 million for the nine months ended September 30, 2009. Gross profit as a percentage of net revenues was 31.7% for the nine months ended September 30, 2010, as compared with 29.7% for the nine months ended September 30, 2009. The percentage increase was mainly due to the significant increase in average selling price and a greater revenue contribution from Duesail's export, as well as decrease in raw material prices.

General and administrative expenses. Our general and administrative expenses increased approximately 45.7%, to approximately $4.4 million for the nine months ended September 30, 2010, from approximately $3.0 million for the same period in 2009. As a percentage of net revenues, administrative expenses increased to 10.1% for the nine months ended September 30, 2010, compared with 7.2% for the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily attributable to a non-cash share-based compensation expense of approximately $0.3 million, related to professional services in the first quarter in 2010, an approximately $0.3 million increase of salaries, another approximately $0.2 million of depreciation due to development of Micronized subsidiary and travel expense increased by $0.1 million because of increase in temporary construction projects.

Selling expenses. Selling expenses increased approximately $0.7 million, or approximately 14.9%, to approximately $5.0 million for the nine months ended September 30, 2010, compared with approximately $4.4 million in the nine months ended September 30, 2009. As a percentage of net revenues, our selling expenses increased to 11.5% for the nine months ended September 30, 2010, as compared with 10.5% for the same period in 2009. The increase in selling expenses was primarily attributable to the increased marketing and business development activities, especially for the fracture proppants and fine precision abrasives segments.

Research and development cost. Our research and development cost increased to approximately $0.8 million for the nine months ended September 30, 2010, compared with approximately $0.3 million for the same period in 2009. The increase in R&D reflects our increased efforts to strengthen our technology and introduce new products to address new market opportunities, as well as improve our margin profile with technologically advanced best-in-class products.

Government grant income. Our government grant income decreased to approximately $123,000 for the first nine months in 2010, compared with approximately $813,000 for the same period in 2009 for High-Temperature's technological advancements.

Finance costs, net. Our finance costs increased by approximately $0.6 million, or 78.3%, to approximately $1.3 million in the nine months end September 30, 2010, from approximately $0.7 million in the same period in 2009. As a percentage of net revenues, our finance cost was 3.0% in the first nine months in 2010 and 1.8% in the same period in 2009.

Income before income taxes and noncontrolling interest. Income before income taxes and noncontrolling interest was approximately $2.7 million for the nine months ended September 30, 2010, a decrease of 47.0% from approximately $5.1 million for the same period in 2009. The decrease was primarily attributable to the approximately $0.7 million decrease in government grants, higher operating expenses, general and administrative expenses and finance cost during the quarter.

Income taxes. Our income taxes were flat at approximately $0.4 million for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009. The effective tax rate increased to approximately 0.9% for the nine months ended September 30, 2010, so is the number for the same period in 2009, and the increase was primarily attributable to the tax rate changes in our fracture proppant subsidiary. As a wholly foreign owned enterprise, Duesail had been exempt from enterprise income tax through the end of fiscal 2009. From fiscal 2010 through fiscal 2012, this subsidiary's enterprise income tax rate will be 12.5% and will increase to 25% following 2012.

Net income. Our net income decreased approximately $2.4 million, or 50.4%, to approximately $2.3 million for the nine months ended September 30, 2010, from approximately $4.7 million for the same period of 2009. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $7.5 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine-month period ended September 30,
	2010	2009
	(Dollars in thousands)

Net cash used in operating activities	(481)	(3,313)
Net cash used in investing activities	(5,639)	(5,280)
Net cash provided by financing activities	12,488	9,495
Net cash inflow	6,500	903

Operating Activities

Net cash used in operating activities amounted to approximately $0.5 million in the nine months ended September 30, 2010, as compared with net cash used in operating activities of approximately $3.3 million in the same period in 2009. Net cash used in operating activities in the nine months ended September 30, 2010 was primarily attributable to the following factors: (i) net income of approximately $2.3 million, (ii) an add-back of non-cash items, such as approximately $1.2 million in depreciation and amortization and approximately $0.3 million in share-based compensation expense, (iii) an increase in restricted cash in the amount of approximately $8.8 million as security for bills payables issued to third parties, (iv) an increase in trade and other receivables of approximately $6.2 million due to the increased sales, (v) an increase in trade and other payables of approximately $14.8 million, and (vi) an increase in inventories in the amount of approximately $4.1 million. Net cash used in operating activities in the first nine months ended September 30, 2009 was primarily attributable to the following factors: (i) net income of approximately $4.7 million, (ii) an add-back of non-cash items, such as approximately $0.7 million in depreciation and amortization, (iii) an increase in restricted cash in the amount of approximately $6.2 million, (iv) an increase in trade and other receivables of approximately $8.2 million, (v) an increase in trade and other payables of approximately $6.4 million, and (vi) an decrease in inventories in the amount of approximately $0.1 million.

Compared with the same period in 2009, the decrease in net cash used in operating activities was primarily due to an approximately $8.3 million increase in trade and other payables, an approximately $2.0 million decrease in trade and other receivables, due to accelerated collection, and an approximately $0.3 million increase in share-based compensation, offset by the approximately $2.4 million decrease in income before income taxes and noncontrolling interest and an approximately $4.0 increase in inventories, and an approximately $2.7 million increase in restricted cash as security for bills payables issued to third parties for the nine months ended September 30, 2010.

Investing Activities

Net cash used in investing activities amounted to approximately $5.6 million in the nine months ended September 30, 2010, as compared with approximately $5.3 million in the nine months ended September 30, 2009. Net cash used in investing activities in the nine months ended September 30, 2010 was primarily attributable to the following factors: (i) the purchase of property and equipment in the amount of approximately $5.1 million in connection with the expansion of Duesail, Micronized and Refractories' factories, and (ii) deposit payment for land use right in the amount of approximately $0.6 million for our business development. Net cash used in investing activities in the nine months ended September 30, 2009 was primarily attributable to the deposit and payment for acquiring property, plant and equipment, and land use right in the amount of approximately $5.3 million for the newly-established Micronized and amount of approximately $0.1 million proceed from disposal.

Compared with the same period in 2009, the increase in net cash used in investing activities was primarily due to the increase of payment to acquire and deposit for acquisition of property, plant and equipment for the nine months ended September 30, 2010.

Financing Activities

Net cash provided by financing activities amounted to approximately $12.5 million in the nine months ended September 30, 2010, as compared with approximately $9.5 million in the nine months ended September 30, 2009. Net cash provided by financing activities in the nine months ended September 30, 2010 was primarily attributable to the following factors: (i) a decrease of restricted cash as collateral for bills payables to non-third-parties of approximately $3.1 million, and (ii) net proceeds from bank and non-interest-bearing loans in the amount of approximately $9.4 million for working capital needs. Net cash provided by financing activities in the nine months ended September 30, 2009 was primarily attributable to net proceeds from bank and non-interest-bearing loans in the amount of approximately $11.1 million for working capital needs.

Compared with the same period in 2009, the increase in net cash provided by financing activities was mainly due to the repayment of domestic bank loans of approximately $24.8 million, and prepayment of non-interest-bearing loans of approximately $0.6 million, offset by an decrease of an approximately $3.1 million increase in restricted cash, and an approximately $21.3 million increase in new bank loans and other non-interest bank loans in financing activities for the nine months ended September 30, 2010.

Loan Facilities

In the nine months ended September 30, 2010, we secured new facility bank loans totaling $36.1 million for working capital needs, and we repaid approximately $28.5 million in other loans during the period. As a result, the balance of all bank loans and borrowing as of September 30, 2010 was approximately $36.8 million, which includes $24.3 million in short-term bank loans and $12.5 million of bank borrowing secured by bank deposits. During the next 12 months, GengSheng may seek additional credit facilities from domestic commercial banks in order to fund new production line construction and for working capital needs.

As of September 30, 2010, the maturities for all our bank loans and borrowings are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	City Credit Cooperatives in Gongyi	2010-04-27 to 2011-04-26	1 year	$748,500
2	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	$299,400
3	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	$449,100
4	Facility Bank Loan	Industrial and Commercial Bank of China	2010-03-01 to 2011-01-10	10 months	$2,994,000
5	Facility Bank Loan	Luoyang Bank	2010-04-02 to 2011-04-01	1 year	$2,994,000
6	Facility Bank Loan	China CITIC Bank	2010-05-14 to 2011-05-13	1 year	$2,245,500
7	Facility Bank Loan	Agricultural Bank of China	2010-05-24 to 2011-05-23	1 year	$5,988,000
8	Facility Bank Loan	Shanghai Pudong Development Bank	2010-06-10 to 2010-12-09	6 months	$1,497,000
9	Facility Bank Loan	China Merchants Bank	2010-06-24 to 2011-06-23	1 year	$1,497,000
10	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2010-09-15	1 year	$748,500
11	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2010-09-15	1 year	$374,250
12	Facility Bank Loan	Kaifeng Commercial Bank	2010-09-28 to 2011-09-27	1 year	$4,491,000
13	Bank borrowing	China CITIC Bank	2010-05-17 to 2010-11-24	6 months	$4,491,000
14	Bank borrowing	Zhengzhou Bank	2010-05-17 to 2010-11-24	6 months	$1,497,000
15	Bank borrowing	China Merchants Bank	2010-06-17 to 2010-12-22	6 months	$1,497,000
16	Bank borrowing	Luoyang Bank	2010-07-20 to 2011-01-20	6 months	$2,994,000
17	Bank borrowing	Luoyang Bank	2010-09-06 to 2011-03-06	6 months	$748,500
18	Bank borrowing	Luoyang Bank	2010-09-08 to 2011-03-08	6 months	$1,197,600

We have approximately $36.8 million of collateralized bank loans, which includes approximately $24.3 million of facility bank loans, maturing on or before the December 9, 2010, January 10, January 31, April 1, April 26, May 13, May 23, June 23, September 15, and September 27, 2011, respectively, and approximately $12.5 million of bank borrowing secured by approximately $12.5 million in bank deposits. We will repay each loan when it matures with our working capital and the collateralized bank deposits. We will also consider refinancing debt. However, we cannot provide assurances that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On April 27, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $0.7 million (RMB 5 million) to Refractories for a term of one year, at an interest rate of 10.512% per year on all outstanding principal.

On February 1, 2010, our subsidiary, High-Temperature, entered into a short-term working capital loan agreement with China Development Bank (“CDB”), whereby CDB has agreed to loan approximately $0.3 million (RMB 2 million) to High-Temperature for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On February 1, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement with CDB, whereby CDB has agreed to loan approximately $0.4 million (RMB 3 million) to Duesail for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On March 1, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China Limited of Gongyi (“ICBC”), whereby ICBC has agreed to loan approximately $3.0 million (RMB 20 million) to Refractories for a term of ten months, at an interest rate of 5.841% per year on all outstanding principal.

On April 2, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.0 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On May 14, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.2 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On May 24, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $6.0 million (RMB 40 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On June 10, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of six months, at an interest rate of 5.346% per year on all outstanding principal.

On June 24, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China Merchants Bank (“CMB”), whereby CMB has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On September 16, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $748,500 (RMB 5 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On September 16, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $374,250 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On September 28, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Kaifeng Commercial Bank (“KCB”), whereby KCB has agreed to loan approximately $4.5 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 5.31% per year on all outstanding principal.

As of September 30, 2010, we had approximately $12.5 million bank borrowings, which were collateralized by bank deposits, in the Luoyang Bank, China CITIC Bank, Zhengzhou Bank and China Merchants Bank, respectively.

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

Allowance of doubtful accounts

We establish an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. We consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by our management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed since its establishment, and our management considers that the aforementioned general provisioning policy is adequate, and not excessive and management does not expect to change this established policy in the near future.

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

Products sales with installation, testing, maintenance repair and replacement - This kind of contract is signed as whole such that all of these service are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter, the customers will need maintenance, repair and replacement of the Company's materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customers every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation work and testing are completed and after the customer accepts, the sales price is fixed or determinable and collection is reasonably assured.

Warranty

We maintain a policy of providing after sales support for certain products by way of a warranty program. As such, these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of a certain percentage (normally 10%) of the billed amount for a certain period of time (normally one year) after acceptance of our products under the warranty program.

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

Not accruing warranty expense would not materially impact our financial statements in the qualitative aspect because accruing warranty expenses would not, in management's judgment, significantly influence users of the financial information who may be interested in this number, including customers and suppliers, governing bodies or investors. The fact that the actual warranty expense is disclosed in the notes to the financial statements provides, in our view, adequate information to users who may be interested in this number, as it provides an accurate measure of the extent of expenditure incurred, which perhaps may be an indication of the quality of our products. Based on the materiality criteria of SAB Topic 1.M, we have determined to change our policy to begin accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

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

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options, the estimated fair value of our common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount we computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Income taxes

We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

ASC 820 requires the disclosure of the estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected. Except for collateralized borrowings disclosed as below, the carrying amounts of other financial assets and liabilities approximate their fair value due to short maturities:

	As of September 30, 2010		As of December 31, 2009
	(Unaudited)		(Audited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Collateralized bank loans	$36,751,350	$36,882,515	$28,459,800	$29,339,460

The fair value of collateralized borrowings is based on our current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncement

See Note 4, Summary of significant accounting policies, for a discussion of the Company's recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, management of the Company, with the participation of the Company's Chief Executive Officer, President and Chairman, Mr. Shunqing Zhang, and the Company's interim Chief Financial Officer, Mr. Hongfeng Jin, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None for the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None for the period covered by this report.

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibits

31.1	Certification of the CEO pursuant to Rule 13a-14(a).

31.2	Certification of the CFO pursuant to Rule 13a-14(a).

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: November 18, 2010	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 18, 2010	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)