Form 10-K
period 2010-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2011-03-31
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Commission file number: 000-51527

CHINA GENGSHENG MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-0541437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 88 Gengsheng Road
Dayugou Town, Gongyi, Henan
People’s Republic of China, 451271
(Address of Principal Executive Offices and Zip Code)

(86) 371-64059863
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE Amex Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]           Non-Accelerated Filer [_]           Accelerated Filer [_]           Smaller Reporting Company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]     No [X]

The number of shares outstanding of our common stock as of June 30, 2010, was 24,294,386 shares. The aggregate market value of the common stock held by non-affiliates (9,042,638 shares), based on the closing market price ($1.34 per share) of the common stock as of June 30, 2010 was $12,117,135.

There were a total of 26,794,386 shares of the registrant’s common stock outstanding as of March 31, 2011.

Documents Incorporated by Reference: None

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB=$0.1517 for its audited balance sheet at December 31, 2010, and RMB1=$0.1467 for its audited balance sheet at December 31, 2009, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1=$0.148 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for its December 31, 2010, and RMB1=$0.1466 is used for that ended December 31, 2009, which were based on the average currency conversion rate for each respective period.

PART I

ITEM 1. BUSINESS

Overview

We are a Nevada holding company operating in the materials technology industry through our direct and indirect subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based, heat-resistant products capable of withstanding high temperatures, saving energy and boosting productivity, primarily in the steel and oil industries. We manufacture products across four business segments: refractory products, industrial ceramics, fracture proppants and fine precision abrasives.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and other countries in Asia, Europe and North America. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. The majority of our revenues are derived from the sale of our monolithic refractory products to customers in China.

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), and Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”), and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). We manufacture:

  Refractory products through our wholly owned BVI subsidiary, GengSheng International, and its direct and wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries.

  Fracture proppant products through our wholly owned subsidiary Duesail, which has an annual production capacity of approximately 60,000 tons. Our fracture proppant products are sold to oil and gas companies.

  Fine precision abrasives products through our wholly owned subsidiary Micronized, which has an annual production capacity of approximately 22,000 tons. Our fine precision abrasives are marketed to solar companies and optical equipment manufacturers.

  Industrial and functional ceramic products through our majority owned subsidiary High-Temperature, which has an annual production capacity of approximately 150,000 units. Our industrial ceramics are used in the utilities and petrochemical industries.

Our principal executive offices are located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, People’s Republic of China 451271 and our telephone number is (86) 371-6405-9818.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also accessible electronically on the SEC website at http://www.sec.gov.

Our SEC filings are also available free of charge through our corporate website at http://www.gengsheng.com. Filings available include our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements, if any, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders; and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance and (ii) Quarterly Results. These documents will also be available in print without charge to any person who requests them by writing or telephoning our principal executive offices: China Gengsheng Minerals Co.,Ltd, No.88 Gengsheng Road, Dayugou Town, Gongyi, Henan, 451271, P.R. China, Tel:86+371-6405-9818, Fax:86+371-6405-9846. The information posted on our web site is not incorporated into this annual report on Form 10-K.

Corporate History & Background

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company. From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington, but we abandoned these operations entirely by 2001. On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with and into Point Acquisition Corporation, a Nevada corporation. On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with Gengsheng International whereby we issued to the sole shareholder of Gengsheng International, Shunqing Zhang, 16,887,815 shares of China GengSheng Minerals, Inc. common stock, in exchange for all of the issued and outstanding capital stock of Gengsheng International. By this transaction, Gengsheng International became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder. From about 2001 until our reverse acquisition of GengSheng International we were a blank check company and had no active business operations. On June 11, 2007, we changed our corporate name from "Point Acquisition Corporation" to "China Minerals Technologies, Inc." and subsequently changed our name again to "China GengSheng Minerals, Inc." on July 26, 2007 as we found a Delaware company with a similar corporate name.

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

Our Products and Markets

The following table set forth sales information about our product mix in each of the last two years.

(All amounts, other than percentage, in thousands of U.S. dollars)

	Year Ended December 31,
	2010		2009
	Revenue	percentage of	Revenue	percentage of
		net revenues		net revenues
Refractories	45,758	73.6%	47,818	84.0%
Industrial Ceramics	1,246	2.0%	1,098	1.9%
Fracture Proppants	14,320	23.0%	8,039	14.1%
Fine Precision Abrasives	865	1.4%	0	0%

	62,189	100%	56,955	100%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 73.6% of our total revenue in 2010. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which includes refractory product installation, testing, maintenance, repair and replacement. Our on-site installation and technical support personnel services often serve as an add on tour refractory product sales which provide an additional revenue source with attractive margins. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 46.6% of our total sales in 2010, compared with 47.9% in 2009. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

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

In 2008, we signed a five-year collaboration agreement with the Ceramics Research Institute of Zhengzhou University (the "CRI") in Henan province of China, to research and develop innovative ways of improving the manufacturing process and functionality of an array of bauxite-based materials. Specifically, under this agreement we work with CRI to optimize and reduce costs for the production of fine precision abrasives, which are bauxite-based, ultra-fine, grain-like materials used to polish fine-metal or optical equipment surfaces, including solar panels. Under this agreement CRI will also help us develop next-generation industrial ceramics that can reduce energy use and pollution. We will jointly apply for government grants for bauxite-based materials research.

Fracture Proppants

Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (CNPC), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppants for their oil and gas-drilling operations.

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

Fine precision abrasives

Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instrument such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and shining. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics industry, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. Our fine precision abrasives product was launched in 2009 and we began selling this product in the third quarter of 2010. Our ultrafine precision abrasives is a fine alumina or silicon carbide powder whose size is in microns. This product has characteristics suitable for wire slicing and specific polishing.

Our Competition Strength and Challenges

With over 1,500 manufacturers, the refractory market in which we compete is highly fragmented and highly competitive. In each of our product segments, there is at least one major competitor. Many of our products are made to industry specifications and may be interchangeable with our competitors’ products. Some of our competitors are large and well-established companies, such as Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lirr Refractories Co., Ltd., and their financial resources and ability to gain market share may be greater than ours, which limits our pricing power in the market. However, due to the diversity of our product offering, we believe that we enjoy a competitive advantage because most of our competitors do not offer the entire spectrum of our product line.

Refractories and Industrial Ceramics

Through our wholly-owned Chinese subsidiary Henan GengSheng and its direct majority-owned Chinese subsidiary, Refractories, and its majority-owned Chinese subsidiary High-Temperature, we manufacture refractory products and industrial ceramic products respectively in China. We are well positioned to compete in the refractories segment and the industrial ceramics segment, because of our long-standing business relationships with the major steel companies, the quality and diversity of our products and our price differential. In 2004 our line of furnace products won awards in Henan Province. Furthermore, our patented integral casting technology for mixer furnaces has been licensed by more than twenty steel plants since 2000. In addition, we took the lead in developing small and medium-sized aluminum-magnesium spinel castables which were recognized in May 1995 by the Henan Science and Technology Committee as “key new products” of the State. Refractories was awarded the AAA credit rating by the Zhengzhou Enterprise Creditworthiness Evaluation Committee ("the Committee") in Henan Province in December of 2008.

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

Our largest customers, measured by percentage of our revenue, operate in the steel industry. The steel industry is characterized by intense price competition, which results in a continuing emphasis on our need to increase product productivity and performance. We are generally able to keep our prices lower than many of our competitors because we have contracted a supplier who provides high quality products at relatively lower prices. Our strategy has been to fulfill the steel industry’s need by developing technologically advanced refractory products to help our customers increase their productivity. We believe that the trend towards even greater productivity in the highly competitive steel industry will continue to provide a growth opportunity for our products, especially monolithic refractories.

We believe our strategy based on diverse product offerings, comprehensive maintenance services and competitive pricing affords us a competitive advantage compared with competing companies.

Fracture Proppants

We first produced fracture proppant products in December 2006, through our direct, wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Duesail. Our products have passed the testing conducted by the China Petroleum and Chemical Industry Association (CPCIA), which strengthens our competitive market position. We were recognized as the fracture proppant supplier by China National Petroleum Corporation (CNPC), China Petroleum & Chemical Corporation (Sinopec) and China National Offshore Oil Corp. (CNOOC), who monopolize the oil and gas drilling business in China, and we are the sole signed provider for China National Offshore Oil Corp. (CNOOC). Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd, while the two companies are both subsidiaries of international magnates, which focus on international sales. In addition, we doubled our production capacity in April 2009, to enlarge the production capacity to 66,000 tons from 33,000 tons, and the new Revolving Kiln technology in the second production line is designed to increase efficiency by shortening the production cycle and saving energy costs. After completion of the second production line, we are able to provide a wide range of products, with sizing from 52M Pa 69M Pa to 86M Pa and 102M Pa.

Fine Precision Abrasives

We finished construction of facility and started trial production for fine precision abrasives in July 2009, and commercially launched the abrasives products through our direct, wholly-owned BVI subsidiary, Gengsheng International Corporation, and its wholly-owned Chinese subsidiary Micronized. Our fine precision abrasives facility is designed to have capacity of 22,000 tons per year. From the trial use feedback we got from potential customers, our products are qualified for used in wire slicing of solar ingots for solar cell makers to make wafers and polishing surface of solar panels or high-precision instruments. Currently the fine precision abrasives market in China is dominated by two Japanese companies, namely Nanxing and FUJIMI. We source our key raw material, green silicon carbide (SiC) from a mine in Xinjiang to ensure the supply of highly purified material to produce high quality products. Because the production costs of precision abrasives remained high with the patented technology that we licensed, we terminated the agreement with the owner of the patent on December 30, 2010. Meanwhile the Company recruited a new director of technology, a senior engineer with 12 years of experience in the fine precision abrasive industry, to redesign our production technologies and processes so as to improve productivity and margin. We are now applying a different technology developed by ourselves and have started commercial production.

Overall, we believe that our competitive strengths include the following:

  Market Position. We believe that we hold a competitive position in the monolithic refractory marketplace. According to a Chinese steel industry publication, during 2010, total national sales were approximately $36 billion, 70% of which were from refractories applied in steel making, of which 73% were monolithic refractories. Based on our sales of monolithic refractories during fiscal 2010, which was approximately $27.6 million, we believe that our market share for monolithic refractories applied in steel making is approximately 0.1% . Our industry is highly competitive and consists of more than 2,000 manufacturers. However, we believe that our market share of 0.1%, as well as our well recognized “GengSheng” brand and leading position in research and development place us in a strong competitive position in the monolithic refractory marketplace. Our position affords us a broad customer base, superior recognition of the “GengSheng” brand, procurement leverage and pricing advantages with our suppliers, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities and distribution channels enable us to introduce new refractory products and product categories to our customer base efficiently and cost effectively.

  Broad Product Offering. Our refractory product segment offers over 25 product categories that can be tailored to a wide range of customers’ specifications for use in the iron and steel manufacturing industries, in industrial furnaces, and in other heavy machinery. Our broad product offerings allow us to offer our customers a single source for many of their refractory product requirements.

  Diversified End Markets/Customer Base. We sell our refractory products in over 25 provinces in China and 11 overseas countries. In the 2010 fiscal year, for the refractories segment, we had 200 customers, none of which accounted for more than 20% of 2010 net sales. One customer, Shandong Steel Co., Ltd, Rizhao Subsidiary accounted for 14.5% of 2010 net sales. We believe that our broad product line and diverse target markets and customer base have contributed to greater stability in our sales and operating profit margin. We have long term relationships with significant steel and iron industry leaders in China, such as Bao Steel, Anshan Steel and Shandong Steel.

  Experienced Management Team. Our senior management team has, on average, over 20 years of experience in the refractory industry and with the company.

  Access to Raw Materials. We are located in Gongyi, Henan Province, an area of China which has an abundant reserve of bauxite and other key raw materials used in refractory manufacturing. We have diversified our access to raw materials by acquiring the Guizhou, a subsidiary of our wholly own subsidiary Refractories to secure and stabilize the supply and the prices of raw materials.. We also entered into a supply agreement with a raw material-green silicon carbide provider, Ehe Silicon Carbide Co., Ltd., located in Xinjiang, Currently, we are in the process of negotiating with Ehe Silicon Carbide Co., Ltd regarding establishing a joint venture, a new SiC producing company, in which we will have priority to obtain our raw materials-green SiC.

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

Our Customers

We have over 200 customers in 25 Chinese provinces, as well as in greater Asia, North America and Europe. Our customers include some of the largest steel and iron producers and petroleum & chemical producers in China and elsewhere. During each of fiscal years 2010 and 2009, only two of our customers, Shandong Steel Co., Ltd, Rizhao Subsidiary and AMSAT International Co., represented 10% or more of our consolidated sales. Our sales to Shandong Steel Co., Ltd, Rizhao Subsidiary amounted to 14.5% or $9 million of our revenues for 2010 and 14.2%, or $8.1 million of our revenues for 2009. Our sales to AMSAT International Co., Ltd amounted to 10.4% or $6.5 million of our revenues for 2010 and 14.2%, or $2.7 million of our revenues for 2009.

During the fiscal year of 2010, our top ten customers among our segmental lines, which are listed below, accounted for approximately 55.5% of our consolidated revenues.

Our Top 10 Customers
(As of December 31, 2010)

Customers	Sales	Percentage	Locations
	(in US dollars)	of our net sales	of Customers
Shandong Steel Co., Ltd., Rizhao Subsidiary	8,991,759	14.5%	Rizhao City
AMSAT International	6,451,116	10.4%	USA
Zibo Hongda Steel LLC.	3,578,568	5.8%	Zibo City
Nanchang Changli Iron & Steel Co., Ltd.	2,992,841	4.8%	Nanchang City
Heilongjiang Jianlong Iron & Steel LLC.	2,680,449	4.3%	Shuangyashan City
Anhui Yangtze Steel LLC.	2,190,150	3.5%	Maanshan City
Anshan Baode Iron & Steel Ltd.	2,071,022	3.3%	Anshan City
Gansu Jiu Steel Group Hongxing Iron &Steel Co,Ltd.	1,858,349	3.0%	Jiayu City
CNPC Bohai Drilling Engineering Company Limited	1,875,010	3.0%	Handan City
Beijing Shenwu Thermal Energy Technology Co., Ltd.	1,836,227	3.0%	Beijing City
Total	34,525,491	55.5%

Our Suppliers of Raw Materials

The principal raw materials used in our refractory products and fracture proppants are various forms of aluminum oxide, including bauxite, corundum, processed AI203, magnesia, calcium aluminates cement, resin, and silica. Bauxite is used in the production of refractory materials, fracture proppants and some industrial ceramic products. Bauxite is abundantly available from mines nearby our manufacturing facilities. We purchase a significant portion of our magnesia requirements from sources in Liaoning province. We strive to source raw materials from geographically proximate suppliers as higher shipping costs increase the cost of raw materials when they are bought from other regions. If we experience supply interruptions of our refractory raw material requirements, we believe that we could obtain adequate supplies from alternate sources in local areas or elsewhere in China at reasonable costs. The costs of some of our raw materials from 2009 to 2010 are as follows:

(State in US dollar)

	2010	2009	% Change
Ordinary bauxite	73.57	61.15	20.3%
Refined bauxite	250.20	249.79	0.2%
Middle class magnesia	191.42	176.18	8.6%

	2010	2009	% Change
High class magnesia	219.40	213.52	2.8%
Silica	317.09	308.21	2.9%
Calcium aluminates cement	756.14	799.48	-5.4%
Processed aluminum oxide	675.95	626.10	8.0%
Brown fused corundum	496.57	506.85	-2.0%
White fused corundum	545.62	676.58	-19.4%

We typically have supply agreements with terms of one to two years that do not impose minimum purchase requirements. The cost of raw materials purchased during the term of a supply agreement usually is the market price for the raw materials at the time of purchase. Our centralized procurement department makes an ongoing effort to maintain and reduce raw material costs. We generally are not engaged in speculative raw material commodity contracts and attempt to reflect raw material price changes in the sale price of our products. Our ability to achieve anticipated operating results depends in part on having an adequate supply of raw materials for our manufacturing operations. We typically pass through a portion of the cost of any increase in the price of raw materials to our customers if and when such prices increase. Because of our strategy to maintain multiple suppliers for each material we source, we do not rely on one single supplier

Our Sales and Marketing

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

  Expand Product Lines and Specialty Product Lines. We are actively seeking to identify, develop and commercialize new products that use our core technology and manufacturing competencies. In particular, we intend to develop a variety of specialty, higher margin mineral-based products, including fracture proppant and fine precision abrasive products.

  Pursue Sales Opportunities in Existing and New Markets. We believe that we have significant opportunities to grow our business by increasing our penetration within our existing customer base, adding new customers, expanding our already broad refractory product offering, and pursuing additional marketing channels for other segmental line products. In addition to continuing to target leading steel and iron manufacturers and become their major source provider of refractory products, we have been awarded contracts with major oil & chemical manufacturers in China.

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

  Expand International Operations. We have expanded the operations to address our new potential overseas markets to leverage resources from our existing operations, increase our geographic presence and our sales efforts in countries outside of China. We have received initial supply contracts from 11 other countries in Asia, Europe and North America and expect this contract volume to continue to increase.

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

Patents

We own nine Chinese patents which are approved by and registered with the China State Intellectual Property Office. The following table lists our patents:

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

We have spent $817,179 and $478,422 on Company-sponsored research and development activities in fiscal years 2010 and 2009 respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. We have not spent any money on customer-sponsored research and development activities.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our Employees

As of December 31, 2010, we had approximately 1,400 employees, all of whom are all salaried employees and members of a labor union. Over 25% of our employees hold a bachelor’s degree, and approximately 1% of our employees hold a master’s degree. We actively recruit our employees from the local market and expect to focus our recruiting efforts on bachelor degree candidates in the fields of material science, refractory materials and marketing as we implement our expansion plans. We have implemented a comprehensive training program for our employees that focus not just on skills and knowledge training for their specific duties, but also on our corporate philosophy and our product concepts.

Our employees participate in a mandated state pension scheme and social insurance programs organized by Chinese municipal and provincial governments which cover pensions, unemployment and injury insurance. We are required to contribute to the scheme at a rate of 20% of the average monthly salary for employee pensions, 2% of the average monthly salary for the state unemployment fund and 1% of the monthly average salary for injury insurance. Our compensation expenses related to this scheme were $324,810 and $356,076 for the years ended December 31, 2010 and 2009, respectively.

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

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China’s steel production. China has become the largest country for producing and consuming refractories, among which 60%-70% were demanded by companies in the steel industry. Our industry’s growth has been primarily driven by the growth in the Chinese steel industry. According to figures provided by the National Statistics Bureau of China, the Chinese steel output grew from an annual output of 157 million tons in 2001 to 627 million tons in 2010, representing a compounded average growth rate of 9.3% . Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China will not maintain this growth rate.

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

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminates cement, and silica. We primarily use bauxite in the production of refractory materials, fracture proppants and some industrial ceramic products. The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. In 2010, raw material costs accounted for 82.9% of the production cost for refractory products, 44.0% for fracture proppant products and 72.0% for industrial ceramics products 74% for Micropowder products.

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

Approximately 55.5% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 200 active customers, approximately 55.5% of our sales revenue came from our top ten customers in 2010, with Shandong Steel Co., Ltd, Rizhao Subsidiary alone accounting for approximately 14.5% of our sales revenue in the same period. If we cease to do business at or above current levels with Shandong Steel Co., Ltd, Rizhao Subsidiary or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

We hold patents for (a) an integral casting technology in mixer furnaces (which expires on December 29, 2020), (b) a light-slag heat-retaining refractory castables in high-furnaces clinders (which expires on December 27, 2025), (c) a ceramic sealing double-gate valve (which expires on January 24, 2015), (d) a direct-fired gas generator (which expires on May 23, 2015) (e) a Ceramic plunger in pumps (which expires on January 24, 2015), (f) a ceramic cylinder in slurry pumps (which expires on July 25, 2018) , (g) a Ceramic plunger pump(which expires on July 21, 2018) , (h) a ceramic lining in abrasion-resistance tubes(which expires on July 21, 2018) and (i) an oversized particles removal method (which expires on October 30, 2021). We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

We completed our new fine precisions production line in 2009 and we have earned revenue in 2010 but we cannot guarantee that we will earn the estimated revenues in the future or that it ultimately will be profitable.

We initiated the construction of our fine precisions line in 2008 and completed it in 2009. We entered into trial production in July 2009 and after making various technological adjustments and remolding, we shipped some test products for trial use by potential customers in November 2009 and received positive feedback from these potential customers. We initiated sales in August 2010, and as of December 31, 2010 the company sold approximately 260 ton abrasive.

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

Currently we do not maintain an effective system of internal controls and may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely impacted.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to maintain an effective system of internal controls in the future, we may be unable to accurately report our financial results or prevent fraud and investor confidence and the market price of our stock may be adversely impacted. We maintain a system of internal controls and procedures and prepare our financial reports according to US GAAP. However, our CEO Mr. Shunqing Zhang and interim CFO Mr. Hongfeng Jin have concluded that our internal control over financial reporting was ineffective as of December 31, 2010, due to the fact that the Company does not have an US GAAP expert on its staff and the lack of such US GAAP consultant may result in the failure to accurately and timely report financial results. Since July 2010, we have been working to take corrective steps. Our CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP. Also, we plan to seek to recruit experienced professionals to augment our accounting staff when sufficient funds are available to us. No assurance can be given that we have identified all the material and significant internal control weakness and we will be able to adequately remediate existing deficiencies in our internal controls. We may be required to expend additional resources to identify, assess and correct any additional weakness in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

Japanese earthquake may affect the demand of our products and our financing plan.

Given the apparent magnitude of the Japanese earthquake and tsunami, the anticipated cumulative industry-wide effect of recent catastrophic events, and the fact that some of our customers may export their products to Japan, our sales revenue could be negatively affected by Japanese earthquake. On the other hand, considering the need of reconstructing the affected cities in Japan and the potential demand of steel materials, the events may increase our product sales which are aimed at steel makers or other related industries. In addition, given that Japanese earthquake has negatively impacted the global financing market, our financing plan could be delayed or unaccomplished. If we cannot raise needed fund to execute our business plan, our results of operation could be adversely affected.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

Recently, some short sellers actively attack on Chinese small cap stocks. We are a Chinese small cap public company and may be attacked by some short sellers. While we intend to strongly defend our public filings against any such short teller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy - oftentimes blogging from outside the U.S. with little or no assets or identity requirements - should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Our President and CEO hold a significant percentage of our outstanding voting securities.

As of December 31, 2010, Mr. Shunqing Zhang, our President and CEO, was the beneficial owner of approximately 56.8% of our outstanding voting securities. As a result, he possessed significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions. His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

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

	Closing Bid Prices (1)
Year Ended December 31, 2010
	High	Low
4th Quarter	$5.15	$1.13
3rd Quarter	1.53	1.14
2nd Quarter	2.90	1.18
1st Quarter	3.82	2.26

Year Ended December 31, 2009
	High	Low
4th Quarter	2.53	1.59
3rd Quarter	1.94	0.80
2nd Quarter	1.05	0.55
1st Quarter	0.8	0.42

________________________
(1) The above tables set forth the range of high and low bid prices per share of our common stock as reported in our SEC filings and by www.quotemedia.com for the periods indicated. The closing bid prices are only available from the quarter that began on April 1, 2006.

Holders

On December 31, 2010, there were approximately 202 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2010 and 2009 and for the two-year period ended December 31, 2010.

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries. Through our direct, wholly-owned BVI subsidiary, GengSheng International, and its direct and wholly-owned Chinese subsidiary, Refractories, we manufacture monolithic refractory products in China. Through our direct, wholly-owned BVI subsidiary, GengSheng International, and its direct and wholly-owned Chinese subsidiary, Duesail, we manufacture fracture proppant products. Through Micronized, wholly-owned subsidiary of Refractories, we manufacture fine precisions. Through High-Temperature, 89% owned subsidiary of Refractories, we manufacture industrial ceramic products.

We have four primary business segments: refractories, industrial ceramics, fracture proppants and fine precision abrasives. Refractories product is a nonmetallic material that is used in heavy industrial processes in which extremely high temperatures are present, and the main customers for the segment are steel makers. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. Our fracture proppants are very fine ball-like pellets, highly resistant to pressure, and used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. The newly introduced segment, fine precision abrasives are essentially very fine, uniformly round, silicon carbide (SiC) based particles. These ultra-fine high-strength particles are applicable in a broad range of applications, including machine manufacturing, electronics, optical glass, architecture, semiconductors, silicon chips, plastics and lenses. The Company finished construction for the fine precision abrasives facility in April 2009, and entered into trial production in late July 2009. In fiscal year 2010, the refractories segment accounted for $45.8 million or 73.6%, of our total revenue of $62.2 million, industrial ceramics accounted for approximately $1.2 million or 2% of the total revenue and fracture proppants contributed $14.3 million or 23.0% of our total revenue and fine precision abrasives accounted for approximately $0.9 million or 1.4% of the total revenue.

We sell our products to over 200 customers in the iron, steel, oil, glass, cement, aluminum and chemical businesses located in China and 11 other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives target solar companies and optical equipment manufacturers in the early stage of product manufacturing. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products to customers in China. We expect significant revenue growth from fracture proppants, and from fine precision abrasives in 2011.

The following table provides a percentage breakdown for our regional sales in China as of December 31, 2010:

Region	Proportion
East China	41.62%
West China	18.03%
South China	8.34%
North China	30.19%
Central China	1.82%

Highlights of Business Operations in 2010

During fiscal year 2010, our company has maintained a steady growth despite significant challenges from both the refractory and fracture proppant markets as the global economic slowdown continued. From the beginning of 2009, the PRC central government has labeled the steel sector in China an overcapacity-burdened industry and the government is resolved to cut back the industry's excessive capacity. Since then some small and mid-sized steel millers have been shut down, which decreased the demand of refractories.

To face the changing market environment, we have adjusted our products offered to our customers, to provide more efficient and environmental friendly products. Moreover, in our refractories segment, we secured two new customers: Panzhihua New Steel & Vanadium Co., Ltd and Fushun New Steel Co., Ltd. As a result, we expected that the revenue will continue to increase in 2011. In our fracture proppant segment, our sales increased significantly based on increased demand from international market. In 2010 we sold 41,270 metric tons of our fracture proppants,, representing an increase of 74.1% compared with 2009. In addition, we are actively cooperating with Doctor Ningsheng Zhou, who is an esteemed expert in refractories, and High Temperature Institute of Henan Technology University to enhance our research and development. Under these collaborations, we cumulatively developed 26 new products and technologies, three innovations in our techniques, and seven product upgrades. We currently have 52 patents that are under review based on these new developments.

The following are some financial highlights for fiscal year 2010:

  Sales revenue increased by approximately $5.2 million, or approximately 9.2%, to approximately $62.2 million for the fiscal year of 2010 from approximately $57.0 million for the same period of 2009.

  Our consolidated balance sheet as of December 31, 2010 included current assets of approximately $91.9 million and total assets of approximately $123.2 million.

Major Factors that Affect our Financial Condition in 2010

Industry Consolidation of Steel Makers

Although in China, the crude steel output in 2010 reached a new record of approximate 627 million metric tons, keeping a steady year-over-year growth rate of 9.3%, China's steel industry faces overcapacity and the global economic recession. In addition, the PRC government’s policy to make China’s steel industry more efficient and energy-saving will squeeze out small to mid-sized steel makers which may reduce the market’s demand for refractories. To address these challenges, we plan to focus on providing low carbon, more efficient and environmental friendly monolithic refractories.

Considerable Increase of Raw Material Prices and Decreasing Gross Margin

During 2010, the inflation expectation and upstream pressure of higher prices for raw materials, fuel and utilities continued. In a relatively fragmented market, our products’ selling price did not increase in step with the increased price of the raw materials. Although we are less impacted by the soaring materials costs and slower sales growth than our competitors, our gross margin and net income were impacted by the continued economic distress around the world. We will continue to optimize our products offering to allocate the available resources more efficiently.

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended on December 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years.

All amounts, other than percentages, in thousands of U.S. dollars

	2010		2009
		As a		As a
	All	percentage of	All	percentage of
	amounts	net revenues	amounts	net revenues
Statement of operations data:
Net sales	62,189	100%	56,955	100%
Cost of sales	44,499	71.6%	40,735	71.5%
Gross profit	17,690	28.4%	16,220	28.5%

Operating expenses
Provision for (Recovery of ) doubtful accounts	437	0.7%	(98)	-0.2%
General & administrative expenses	5,741	9.2%	4,444	7.8%

	2010		2009
		As a		As a
	All	percentage of	All	percentage of
	amounts	net revenues	amounts	net revenues
Research and development cost	817	1.3%	478	0.8%
Selling expenses	8,365	13.5%	6,281	11.0%
Total operating expenses	15,360	24.7%	11,105	19.5%

Income from operations	2,330	3.7%	5,115	9.0%
Government grant income	123	0.2%	1,149	2.0%
Interest income	364	0.6%	73	0.1%
Guarantee income	239	0.4%	-	0%
Other income	129	0.2%	334	0.6%
Finance costs	(1,768)	-2.8%	(579)	-1.0%
Guarantee expense	(622)	-1%	-	0%
Income before income taxes and noncontrolling interest	794	1.3%	6,092	10.7%
Income taxes	(522)	-0.8%	(412)	-0.7%
Noncontrolling interest	(8)	-0. 1%	(72)	-0.1%

Net income attributable to Company’s common stockholders	264	0.4%	5,608	9.8%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Sales revenues. Sales revenues increased by approximately $5.2 million, or 9.2%, to $62.2 million in 2010 from approximately $57.0 million in 2009. Our sales revenue at present is generated from sales of our mineral-based refractory products, primarily our refractory products, industrial ceramic products , fracture proppant products and fine precision abrasive products. The increase was mainly attributable to our fracture proppant segment, with quantity sold growing steadily.

In our refractory segment, we sold approximately 101,711 metric tons of refractory products in 2010 compared to 115,400 metric tons sold in 2009. The revenue from our refractory products decreased to approximately $45.8 million in 2010 from approximately $47.8 million in 2009, with the average selling price increasing from $415 per metric ton in 2009 to $450 per metric ton in 2010. We increased our selling prices as a result of our increased cost of raw materials. Because of the fierce rivalry in the market, the selling price did not increase to a higher degree to keep pace with the increased price of raw materials.

In our fracture proppant segment, we sold approximately 41,270 metric tons of fracture proppant products in 2010, which grew by 74.1% compared with the 23,700 metric tons we sold in 2009. Revenue from fracture proppant products was approximately $14.3 million in 2010, which increased by 78.1% compared with approximately $8.0 million in 2009. Average selling price increased to $347 per metric ton in 2010, compared with $340 per metric ton in 2009, mainly due to more exports with higher selling price in 2010.

In our industrial ceramics segment, revenue was approximately $1.2 million in 2010 compared with approximately $1.1 million in 2009.

In our fine precision abrasives segment, we realized sales of approximately 260 ton in 2010, for a revenue of approximately $0.9 million.

Cost of sales. Our cost of sales increased by approximately $3.8 million, or 9.2%, to approximately $44.4 million in 2010 from approximately $40.7 million in 2009. As a percentage of net revenues, the cost of goods sold 71.6% in 2010, compared with 71.5% in 2009. In 2010, the cost of sales for refractory, industrial ceramic, fracture proppant and fine precision abrasive was approximately $35.0 million, $1.4 million, $11.6 million, and $0.8 million respectively.

Gross profit. Our gross profit increased by approximately $1.5 million, or 9.1%, to approximately $17.7 million in 2010 from approximately $16.2 million in 2009. For the whole year gross margin remained even compared with 2009; gross margin in the first three quarters of 2010 is higher than that of first three quarters in 2009. The decrease in goss margin in the fourth quarter of 2010 lies in the following reasons: first, there was a frequent power cut in our leased fracture proppant production line, which resulted in higher production costs per metric ton; Second, in the fourth quarter, domestic sales of fracture proppant represented 72% of total, much higher than the percentage in the first three quarters. Usually fracture proppants sold domestically are of lower grade and about 20% lower price per metric ton on average, compared with the fracture proppant products for export; Third, in Refractory subsidiary, the output in the fourth quarter was lower compared to that in the first three quarters, as a result, there were less economy of scale and cost of sales per metric ton became higher; Fourth, the fine precision abrasives subsidiary initiated sales in 2010. With overall low output, cost per metric ton remained high; Fifth, in High temperature segment, gross margin decreased to 35% in 2010 from 41% in 2009, primarily attributable to higher portion of lower-grade and lower margin products sold in the product mix as compared to 2009. In fiscal year 2010, the gross margin for refractories, industrial ceramic, fracture proppant and fine precision abrasives segments were 27.7%, 35.5%, 26.0% and 4.9%, respectively.

Provision for (recovery of) doubtful accounts. Based on an assessment of our steel mill customers, which concluded their good reputation and satisfactory track record of collection, the management established the general provisioning policy that, no allowance is provided for the trade receivables aged below six months. Consequently, we recorded provision of approximately $0.4 million based on such policy.

General and administrative expenses. Our general and administrative expenses increased by approximately $1.3 million to about approximately $5.7 million in 2010 from approximately $4.4 million in 2009. As a percentage of net revenues, general and administrative expenses increased by 1.4% to 9.2% in 2010, as compared with 7.8% in 2009. It was mainly due to a $0.3 million increase in depreciation, a $0.4 million increase in compensation to independent directors and senior managers, and a $0.3 million increase in the travel expense and intermediary fee related with financing activities. We expect that our general and administrative expenses will increase in the long term as we hire additional personnel and incur additional costs in connection with the expansion of our business and being a publicly traded company, including costs of enhancing our internal controls.

Research and development cost. Our research and development cost increased by 70.8% from approximately $0.5 million for the fiscal year ended December 31, 2009 to approximately $0.8 million for the fiscal year ended December 31, 2010. This increase was primarily due to more resources we allocated to the afore-mentioned 26 new products development, three technique innovations, and seven product upgrades.

Selling expenses. Our selling expenses increased by approximately $2.1 million, or 33.2%, to approximately $8.4 million in 2010 from approximately $6.3 million in 2009. Selling expenses as a percentage of net revenues increased by 2.5% to 13.5% in 2010 as compared with 11.0% in 2009. The increase in our selling expenses was mainly contributable to a $0.3 million of initial market development expenses for launching of fine precision abrasive products, and approximate $0.2 million increase in traveling expenses related to sales activities, and a $0.4 million export-related logistics expense mainly for the export of fracture proppants, and a $0.4 million increase in transportation expenses due to higher freight cost per metric ton.

Government grant income. Our government grant income decreased by approximately $1.0 million, to approximately $0.1 million in 2010 from approximately $1.1 million in 2009. In 2009, our High-Temperature subsidiary was awarded $0.7 million for research and development efforts, and our Duesail subsidiary was awarded $0.4 million government grant for its contribution to energy conservation and emission reduction by applying the Revolving Kiln technology in its second production line. These were basically one-time grants and did not recur in 2010. In 2010, the Refractories subsidiary was awarded $122,914 mainly as government’s encouragement to the Company’s research and development.

Finance costs. Our finance cost increased by approximately $1.2 million, or 205.1%, to approximately $1.8 million in 2010 from approximately $0.6 million in 2009. As a percentage of net revenues, our finance cost was 2.8% in 2010 and 1.0% in 2009. This significant increase was primarily due to an approximately $0.4 million increase in discounted interest cost, and an approximate $0.6 million increase in loan interest expense.

Guarantee costs. Our guarantee expense was approximately $622,198 in 2010, mainly due to provision we recorded according to guarantee amount as of December 31, 2010. The Company has acted as guarantor for bank loans granted to certain local authorities and certain business associates. The Company recorded in its consolidated financial statements a liability for that guarantee at fair value at the date of inception and recognized as an expense in statements or income immediately. The amount of guarantee liability is amortized in profit or loss over the term of the guarantee issued.

Income before income taxes and noncontrolling interest. Our income before income taxes and minority interests decreased by approximately $5.3 million, or 87.0%, to approximately $0.8 in 2010 from approximately $6.1 million in 2009. As a percentage of net revenues, our income before income taxes and minority interests decreased by 9.4% to 1.3% in 2010, as compared with 10.7% in 2009. This decrease in percentage was primarily attributable to the increases in sales revenue, significant increase in finance costs, guarantee costs and operating expenses and less government grant income in 2010, as discussed above.

Income taxes. We incurred income taxes of approximately $0.5 million in 2010, increasing by approximately $0.1 million or 26.5% in 2010, compared with approximately $0.4 million in 2009. The increase in income tax expenses in spite of lower pretax income in 2010, was mainly attributable to: first, higher non-deductible items incurred in 2010; second, less tax-exempt income (such as government grants) in 2010; third, payment of $150,021 supplementary income tax for 2009 which was recorded in 2010, according to PRC enterprises income tax law; and fourth, changes in tax treatment status of our subsidiaries. Details are elaborated in Note 19.

Net income attributable to the Company’s common stockholders. As a result of the foregoing, our net income decreased by 95.2% to $264,163 for the fiscal year ended December 31, 2010 from approximately $5.6 million for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $925,052 and restricted cash of approximately $21.7 million. Our current assets were approximately $91.9 million and our current liabilities were approximately $71.8 million as of December 31, 2010 which resulted in a current ratio of approximately 1.3 to 1. Total stockholders' equity as of December 31, 2010 was approximately $51.3 million. The following table provides detailed information regarding our net cash flow for all financial statement periods presented in this report.

(in thousands of US dollar)	2010	2009

Net cash used in operating activities	(7,574)	(3,775)
Net cash used in investing activities	(6,406)	(6,224)
Net cash provided by financing activities	13,882	10,025
Effect of foreign currency translation on cash and cash equivalents	30	10
Net (decrease) increase in cash and cash equivalents	(67)	36
Cash and cash equivalents – beginning of year	992	956
Cash and cash equivalents – end of year	925	992

Operating Activities

Net cash used in operating activities in 2010 totaled approximately $7.6 million, which is an increase of approximately $3.8 million from net cash used in operating activities of approximately $3.8 million in 2009. The increase in net cash used in operating activities was mainly due to reduced income, a approximately $8.3 million increase of changes in restricted cash, a $7.2 approximately million increase of changes in inventories, etc., despite a $8.9 million increase of changes in bills payable as well as other factors.

Investing Activities

Net cash used in investing activities in the fiscal year of 2010 was approximately $6.4 million, which is an increase of approximately $0.2 million from net cash used in investing activities of approximately $6.2 million in 2009. We paid approximately $6.4 million for the arrearage of fine precision abrasive project, approximately $2.3 million to expand construction of fracture proppants production lines, approximately $0.97 million for the vehicle and instruments renovation of Refractories, and approximately 0.44 million prepayment for investment in Xinjiang.

Financing Activities

Net cash provided by financing activities was approximately $13.9 million which consists of approximately $51.0 million new bank loans we got and approximately $39.1 million repayments in 2010 representing an increase of approximately $3.0 million from net cash provided by financing activities of approximately $10.0 million in 2009. The increased net cash provided by financing activities was mainly because of an increase of approximately $13.7 million bank loans and borrowings from domestic commercial banks and approximately $17.4 million increase of inflow due to changes in restricted cash, offset by a approximately $27.5 million increase in cash outflow for repayment of bank loans.

Loan Facilities

In 2010, we borrowed new loans for a total approximately $51.0 million from banks for the working capital needs and repaid approximately $39.0 million during the year ended on December 31, 2010. As a result, the balance of all our bank loans and borrowing as on December 31, 2010 was approximately $41.6 million, which includes approximately $26.2 million short-term bank loans and approximately $15.4 million of bank borrowing secured by bank deposits. We might need additional credit facilities for possible new production line construction and working capital requirements.

As of December 31, 2010, the Company and its subsidiaries have the following credit facilities with the following terms.(There is no loan due in more than 1 year term, so the payment amount due for all the loans within one year equals to the amount borrowed and listed in the table below under the Item of Amount.)

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	City Credit Cooperatives in Gongyi	2010-04-27 to 2011-04-26	1 year	758,500
2	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	455,100
3	Facility Bank Loan	China Development Bank	2010-02-01 to 2011-01-31	1 year	303,400
4	Facility Bank Loan	Industrial and Commercial Bank of China	2010-03-01 to 2011-01-10	10 months	3,034,000
5	Facility Bank Loan	Luoyang Bank	2010-04-01 to 2011-03-31	1 year	3,034,000
6	Facility Bank Loan	China CITIC Bank	2010-05-14 to 2011-05-13	1 year	2,275,500
7	Facility Bank Loan	Agricultural Bank of China	2010-05-24 to 2011-05-23	1 year	6,068,000
8	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	4,551,000
9	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	3,034,000
10	Facility Bank Loan	China Merchants Bank	2010-06-24 to 2011-06-23	1 year	1,517,000
11	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2011-09-15	1 year	758,500
12	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2011-09-15	1 year	379,250
13	Facility Bank Loan	Kaifeng Commercial Bank	2010-09-28 to 2011-09-27	1 year	4,551,000
14	Bank borrowing	Luoyang Bank	2010-07-20 to 2011-01-20	6 months	3,034,000
15	Bank borrowing	Luoyang Bank	2010-09-06 to 2011-03-06	6 months	758,500
16	Bank borrowing	Luoyang Bank	2010-09-08 to 2011-03-08	6 months	1,213,600
17	Bank borrowing	Kaifeng Bank	2010-10-18 to 2011-04-17	6 months	1,365,300
18	Bank borrowing	Zhengzhou Bank	2010-12-20 to 2011-01-20	1 month	3,034,000
19	Bank borrowing	Guangdong Development Bank	2010-09-08 to 2011-03-08	6 months	1,213,600
20	Bank borrowing	Shanghai Pudong Development Bank	2010-07-22 to 2011-01-22	6 months	303,400

We have approximately $41.6 million of collateralized bank loans, which includes approximately $30.7 million of facility bank loans, maturing on January 10, January 31, March 31, April 26, May 13, May 23, June 23, September 15 and September 27, December 16, December 16, 2011, respectively, and approximately $10.9 million of bank borrowing secured by approximately $13.2 million in bank deposits. We will repay each loan when it matures with our working capital and the collateralized bank deposits. We will also consider refinancing debt. However, we cannot provide assurances that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On April 27, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $0.8 million (RMB 5 million) to Refractories for a term of one year, at an interest rate of 10.512% per year on all outstanding principal.

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

On April 1, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.0 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On May 14, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.3 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On May 24, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $6.1 million (RMB 40 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On December 17, 2010, our subsidiary Refractories entered into a short-term working capital loan agreement with Zhengzhou Bank , whereby Zhengzhou Bank has agreed to loan approximately $7.6 million (RMB 50 million) to for a term of one year, at an interest rate of 6.672% per year on all outstanding principal.

On June 24, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China Merchants Bank (“CMB”), whereby CMB has agreed to loan approximately $1.5 million (RMB 10 million) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On September 16, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.8 (RMB 5 million) to Refractories for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On September 16, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.4 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 5.310% per year on all outstanding principal.

On September 28, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Kaifeng Commercial Bank (“KCB”), whereby KCB has agreed to loan approximately $4.6 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 5.31% per year on all outstanding principal.

As of December 31, 2010, we had approximately $10.2 million bank borrowings, which were collateralized by bank deposits, in the Luoyang Bank, Kaifeng Bank, Zhengzhou Bank, Guangdong Development Bank andShanghai Pudong Development Bank, respectively.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes, provision of warranty, the estimation on useful lives of property, plant and equipment and the impairment of goodwill and know-how. Actual results could differ from those estimates.

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

Financial guarantee issued

The Company has acted as guarantor for bank loans granted to certain local authorities and certain business associates. The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company recognized in its consolidated financial statements a liability for that guarantee at fair value at the date of inception and recognized as an expense in profit or loss immediately. The amount of guarantee liability is amortized in profit or loss over the term of the guarantee as income from financial guarantees issued.

Revenue recognition

Pure products sales - Sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers, the sales price is fixed or determinable and collection is reasonably assured.

Products sales with installation, testing, maintenance, repair and replacement - This kind of contract is signed as a whole such that all of these services are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customers every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation and testing works are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2010 and 2009, such receivables amounted to $1,241,255 and $1,314,651 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $3.4 million and $4.9 million accounted for 5.5% and 8.4% of total revenues for the fiscal years of 2010 and 2009, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system. Based on past experience, the Company did not encounter any significant claims from such customers. During the year ended December 31, 2009, such warranty expenses amounted to approximately $71,282 and are included in the selling expenses. They represent 0.4% of sales revenue and 0.13% of net income for fiscal years of 2009. Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company’s operation during the year of 2009.

Not accruing warranty expense would not materially impact our financial statements in the qualitative aspect because accruing warranty expenses would not, in management’s judgment, significantly influence users of the financial information who may be interested in this number, including customers and suppliers, governing bodies or investors. The fact that the actual warranty expense is disclosed in the notes to the consolidated financial statements provided, in the Company’s view, adequate information to users who may be interested in this number, as it provides an accurate measure of the extent of expenditure incurred, which perhaps may be an indication of the quality of the Company’s products. Based on the materiality criteria of SAB Topic 1.M, the Company’s policy to begin accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

During the year of 2010, as the warranty expenses reached 5% of net income thus material to the consolidated financial statements, the Company began accruing of warranty expenses and making a general provision for warranty. The closing balance of this provision is equal to 2% of relevant sales for the year of 2010 (see Note 13).

Stock-based compensation

The Company adopted the provisions of ASC 718, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

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

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of this ASU has no material impact on the Company’s financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Interim Chief Financial Officer, Mr. Hongfeng Jin, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Zhang and Mr. Jin determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weakness described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2010, because of the material weaknesses in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified the following material weaknesses: lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements.

Since July 2010, we have been working to take corrective steps. Our interim CFO and accounting staff regularly supplement their knowledge related to U.S. GAAP and receive updates regarding changes to or developments in U.S. GAAP. The audit committee will provide oversight of our accounting and financial reporting. We also plan to seek to recruit experienced professionals to augment our accounting staff when sufficient funds are available to us. No assurance can be given that we have identified all the material and significant internal control weakness and we will be able to adequately remediate existing deficiencies in our internal controls. We may be required to expend additional resources to identify, assess and correct any additional weakness in disclosure or internal control and to otherwise comply with the internal controls rules under Section 404(a) of the Sarbanes-Oxley Act.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Date of Appt.	Position
Shunqing Zhang	57	Apr.25, 2007	CEO, President and Chairman, Board Director
Hongfeng Jin	36	Apr. 25, 2007	Interim Chief Financial Officer
Lawrence Goldman	54	Nov. 16, 2009	Board Director
Ming He	40	Nov. 18, 2009	Board Director
Jingzhong Yu	46	Nov. 18, 2009	Board Director

___________
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

Lawrence Goldman. Mr. Goldman is a certified public accountant with over 25 years of auditing, consulting and technical experience and from October 2007 to the present time works as a consultant providing CFO support to various US listed public companies. Mr. Goldman served from May 2006 to October 2007 as the Treasurer and Acting Chief Financial Officer of Lightbridge Corporation (NASDAQ: LTBR). Prior to joining Thorium Power, Ltd., Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years auditing public companies. Mr. Goldman currently serves as a director of the following U.S. public companies: Wonder Auto Technology, Inc., China Integrated Energy, Inc., China Advanced Construction Materials Group, Inc. and Winner Medical Group Inc. Mr. Goldman entered into an independent director’s agreement with the Company, dated November 16, 2009, in which the Company agrees to pay $25,000 and 10,000 shares of the Company’s common stock in annual compensation for services provided by Mr. Goldman as a director. Mr. Goldman serves as the chair of Nominating and Corporate Governance Committee, and a member of the Audit Committee and the Compensation Committee of the Board.

Ming He. Mr. He joined Shengkai Innovations, Inc. (NASDAQ: VALV) in March 2010 and serves as the Chief Financial Officer. Between January 2007 and February 2010, Mr. He served as CFO of Usunco Automotive Limited / Equicap, Inc. (EQPI.OB). From October 2004 until January 2007, Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (NASDAQ: SORL). Mr. He holds designations of Chartered Financial Analyst and Illinois Certified Public Accountant. Mr. He serves as the chair of the Audit Committee and is a member of the Compensation Committee and Nominating and Corporate Governance Committee of the Board. Mr. He receives $25,000 cash and 10,000 shares of company’s common stock in annual compensation for his services, including his position as chair of the Audit Committee.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our officers or directors were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

As of March 31, 2011, Mr. Shunqing Zhang own 56.8% of share of the Company and is the Company’ chairman, CEO and president.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Mr. Shunqing Zhang, our Chairman, CEO and President, who owns more than 10% of our common stock timely filed a Form 5 to report one late transaction in 2010.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
		($)	($)	($)	($)
Shunqing Zhang, Chairman, CEO (1)	2010	55,588	-		55,588
	2009	36,652	-		36,652
Hongfeng Jin, interim CFO (2)	2010	33,357	-	-	33,357
	2009	21,991	-	-	21,991

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

Shunqing Zhang. Mr. Zhang’s preliminary employment agreement became effective as of January 1, 2007 and expired on December 31, 2009. We have renewed his employment agreement in January 2010, which will expire on December 31, 2011, and we expect that this agreement will be renewed by the parties upon its expiration. Mr. Zhang is receiving an annual salary of approximately $55,588 under the agreement.

Hongfeng Jin. Mr. Jin’s preliminary employment agreement became effective as of January 1, 2007 and expired on December 31, 2009. We have renewed his employment agreement in January 2010, which will expire on December 31, 2011, and we expect that this agreement will be renewed by the parties upon its expiration. Mr. Jin is receiving an annual salary of approximately $33,357 under the agreement.

Our executive officers are not entitled to severance payments upon the termination of their employment agreements. They are subject to the customary non-competition and confidentiality covenants.

Director Compensation

On November 18, 2009, we appointed Mr. Lawrence Goldman, Mr. Ming He and Mr. Jingzhong Yu as our independent directors, with engagement term to be one year. Our board consist of four members, including the CEO, Mr. Shunqing Zhang, sits as the Chairman, along with the three independent directors. During the 2010 fiscal year, we did not pay Mr. Shunqing Zhang any compensation for his services as our director, and we paid Mr. Goldman, Mr. He and Mr. Yu for their function as independent directors since November 18, 2009 in the amount of $30,118, $30,118 and $7,400(RMB50,000) respectively. We do reimburse our directors for reasonable travel expenses related to duties as a director. In addition, Mr. He and Mr. Goldman receive 10,000 shares of company’s common stock in annual compensation for their services respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of GengSheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Shunqing Zhang	CEO and President	Common Stock, $0.001 par value	15,231,748	62.70%
Hongfeng Jin	Interim Chief Financial Officer	Common Stock, $0.001 par value	0	*
Lawrence Goldman	Independent Director	Common Stock, $0.001 par value	10,000	*
Ming He	Independent Director	Common Stock, $0.001 par value	10,000	*
Jingzhong Yu	Independent Director	Common Stock, $0.001 par value	0	*
All officers and directors as a group (5 persons named above)		Common Stock, $0.001 par value	15,251,748	62.78%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of December 31, 2010, a total of 24,294,386 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

On November 2, 2009, Mr. Hongfeng Jin, our interim chief financial officer, requested a loan of RMB 300,000 (approximately $45,510) from the Company for emergency family medical costs. Mr. Shunqing Zhang, our Chief Executive Officer and Chairman of the Board, approved the loan. The loan was subsequently repaid by Mr. Jin on March 28, 2011. Except for the transaction disclosed above, the Company does not have other related transactions for the period covered by this Report

Director Independence

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

Fees for the fiscal years ended December 31, 2010 and 2009

Audit Fees. PKF Hong Kong, was paid aggregate fees of approximately $136,160 and $118,461 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2010 and 2009.

Audit Related Fees. PKF Hong Kong, was not paid additional fees for the fiscal years December 31, 2010 and December 31, 2009 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. PKF Hong Kong, was not paid any fees for the fiscal years ended December 31, 2010 and December 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. PKF Hong Kong, was paid no other fees for professional services during the fiscal years ended December 31, 2010 and December 31, 2009.

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

Our audit committee and board of directors reviewed and approved all audit services provided by PKF Hong Kong, and has determined that the firm's provision of such services to us during fiscal 2010 is compatible with and did not impair the independence of PKF Hong Kong. It is the practice of our board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit No.	Description

2.1

Share Exchange Agreement, dated April 25, 2007, among the Registrant, Gengsheng International and Shunqing Zhang [Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

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

10.13

Financial Advisory Agreement, dated November 28, 2006, by and among HFG International, Limited, Gengsheng International and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.13 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.14

First Amended Financial Advisory Agreement, dated April 17, 2007, by and among HFG International, Limited, Gengsheng International and Smarthigh Holdings Limited [Incorporated by reference to Exhibit 10.14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.15

Consulting Agreement, dated January 19, 2007, by and between Heritage Management Consultants, Inc. and Gengsheng International [Incorporated by reference to Exhibit 10.15 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

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

Exhibit No.	Description

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

Exhibit No.	Description

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

Notes to exhibits
* Filed herewith

China GengSheng Minerals, Inc.

Consolidated Financial Statements
For the years ended December 31,
2010 and 2009

Index to Consolidated Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets	F - 2 - F - 3
Consolidated Statements of Income and Comprehensive Income	F - 4
Consolidated Statements of Cash Flows	F - 5 - F - 6
Consolidated Statements of Equity	F - 7
Notes to Consolidated Financial Statements	F - 8 - F - 32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheets of China GengSheng Minerals, Inc. (the "Company") and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 31, 2011

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$925,052	$992,204
Restricted cash (Note 4)	21,693,100	15,990,300
Trade receivables, net (Note 5)	43,240,996	36,909,518
Bills receivable	3,074,156	1,953,496
Other receivables and prepayments (Note 6)	7,024,142	7,627,968
Advances to senior management (Note 6)	51,449	-
Inventories (Note 7)	15,679,492	9,924,413
Deferred tax assets (Note 19)	244,046	56,787

Total current assets	91,932,433	73,454,686

Deposits for acquisition of a non-consolidated affiliate (Note 8)	2,275,500	-
Deposits for acquisition of land use right, property, plant and equipment	1,061,502	276,520
Goodwill (Note 9)	441,089	441,089
Intangible assets (Note 9)	379,250	953,550
Property, plant and equipment, net (Note 10)	26,188,235	21,980,340
Land use rights (Note 11)	944,166	934,981

TOTAL ASSETS	$123,222,175	$98,041,166

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$14,279,568	$12,327,618
Bills payable (Note 4)	8,495,200	1,512,200
Other payables and accrued expenses (Note 12)	5,198,131	4,294,606
Deferred revenue - Government grants (Note 3)	394,420	381,420
Provision of warranty (Notes 3 and 13)	69,739	-
Income taxes payable	606,877	313,430
Non-interest-bearing loans (Note 14)	1,062,114	1,520,160
Collateralized short-term bank loans (Note 15)	41,641,650	28,459,800
Deferred tax liabilities (Note 19)	149,578	89,244

TOTAL LIABILITIES	71,897,277	48,898,478

COMMITMENTS AND CONTINGENCIES (Note 21)

F – 2

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2010	2009

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized in 2010 and 2009; issued and outstanding 24,294,386 shares in 2010 and 24,038,183 shares in 2009 (Note 16)	24,294	24,038
Additional paid-in capital (Note 16)	19,903,388	19,608,044
Statutory and other reserves (Note 17)	7,521,114	7,419,868
Accumulated other comprehensive income	5,949,455	4,344,766
Retained earnings	17,636,730	17,473,813

Total China GengSheng Minerals, Inc. stockholders' equity	51,034,981	48,870,529
NONCONTROLLING INTEREST	289,917	272,159

TOTAL EQUITY	51,324,898	49,142,688

TOTAL LIABILITES AND EQUITY	$123,222,175	$98,041,166

The accompanying notes are an integral part of these consolidated financial statements

F – 3

China GengSheng Minerals, Inc.
Consolidated Statements of Income and Comprehensive Income

	Year ended December 31,
	2010	2009

Sales revenue	$62,188,656	$56,955,310
Cost of goods sold	44,498,585	40,735,532

Gross profit	17,690,071	16,219,778

Operating expenses
Provision for (recovery of) doubtful accounts (Note 5)	437,318	(98,553)
General and administrative expenses	5,740,604	4,444,021
Research and development expenses	817,179	478,422
Selling expenses	8,365,181	6,280,882

Total operating expenses	15,360,282	11,104,772

Income from operations	2,329,789	5,115,006

Other (expenses) income
Government grant income (Note 3)	122,914	1,149,566
Guarantee income (Notes 3 and 21b)	238,798	-
Guarantee expenses (Notes 3 and 21b)	(622,192)	-
Interest income	363,856	72,926
Other income	128,759	334,417
Finance costs (Note 18)	(1,768,339)	(579,562)

Total other (expenses) income	(1,536,204)	977,347

Income before income taxes and noncontrolling interest	793,585	6,092,353
Income taxes (Note 19)	(521,590)	(412,271)

Net income before noncontrolling interest	271,995	5,680,082
Net income attributable to noncontrolling interest	(7,832)	(71,744)

Net income attributable to Company’s common stockholders	$264,163	$5,608,338

Net income before noncontrolling interest	$271,995	$5,680,082
Other comprehensive income
Foreign currency translation adjustments	1,614,615	13,845

Comprehensive income	1,886,610	5,693,927
Comprehensive income attributable to noncontrolling interest	(17,758)	(96,428)

Comprehensive income attributable to Company’s common stockholders	$1,868,852	$5,597,499

Earnings per share (Note 20) - Basic and diluted attributable to Company’s common shareholders	$0.01	$0.23

Weighted average number of shares (Note 20) - Basic and diluted	24,243,716	24,038,183

The accompanying notes are an integral part of these consolidated financial statements

F – 4

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net income before noncontrolling interest	$271,995	$5,680,082
Adjustments to reconcile net income before noncontrolling interest to net cash used in operating activities:
Depreciation	1,624,255	923,785
Amortization of land use rights	22,129	21,921
Amortization of intangible assets	53,818	-
Deferred taxes	(123,879)	67,735
Gain on disposal of intangible assets	(53,818)	-
Gain on disposal of property, plant and equipment	(72,926)	(1,221)
Share-based compensation	295,600	-
Guarantee expenses	622,192	-
Guarantee income	(238,798)	-
Provision for (recovery of) doubtful accounts	437,318	(98,553)
Written off of unsecured bank loan	-	(219,915)
Changes in operating assets and liabilities:
Restricted cash	(7,548,000)	708,000
Trade receivables	(5,387,059)	(6,780,066)
Bills receivable	(1,123,429)	(1,310,985)
Other receivables and prepayments	(1,276,659)	(4,017,261)
Inventories	(4,933,135)	2,244,402
Trade payables	1,707,545	2,777,059
Provision of warranty	68,038	-
Bills payable	6,857,459	(2,017,510)
Other payables and accrued expenses	947,365	(1,714,698)
Income taxes payable	275,866	(37,757)

Net cash flows used in operating activities	(7,574,123)	(3,774,982)

Cash flows from investing activities
Payments to acquire and deposit for acquisition of intangible assets	-	(216,827)
Payments to acquire and deposit for acquisition of land use right, property, plant and equipment	(5,970,774)	(6,125,720)
Proceeds from disposal of property, plant and equipment	9,021	118,798
Deposit paid for acquisition of a non-consolidated affiliate	(444,000)	-

Net cash flows used in investing activities	(6,405,753)	(6,223,749)

Cash flows from financing activities
Government grant received in respect of property, plant and equipment	-	381,186
Advances to senior management	(50,243)	-
Restricted cash	2,516,000	(14,929,170)
Proceeds from bank loans	50,986,000	37,238,940
Repayment of bank loans	(39,072,000)	(11,552,868)
Proceeds from non-interest bearing loans	2,437,067	1,346,594
Repayment of non-interest bearing loans	(2,934,489)	-
Repayment to a director and senior management	-	(2,459,310)

Net cash flows provided by financing activities	13,882,335	10,025,372

The accompanying notes are an integral part of these consolidated financial statements

F – 5

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows (Cont’d)

	Year ended December 31,
	2010	2009

Effect of foreign currency translation on cash and cash equivalents	30,389	9,831

Net (decrease) increase in cash and cash equivalents	(67,152)	36,472
Cash and cash equivalents - beginning of year	992,204	955,732

Cash and cash equivalents - end of year	$925,052	$992,204

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,768,339	$856,819
Income taxes	$372,645	$382,293

Non-cash operating and investing activities:-
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$279,720	$-
Deposits paid for acquisition of a non-consolidated affiliate settled by offsetting other receivables	1,776,000	-
Proceeds from disposal of intangible assets settled by offsetting other payables	$592,000	$-

The accompanying notes are an integral part of these consolidated financial statements

F – 6

China GengSheng Minerals, Inc.
Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
				Statutory and	Accumulated
	Common stock			other	other
	Number of		Additional	reserves	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	(Note 17)	income	earnings	interest	Total
Balance, December 31, 2008	24,038,183	$24,038	$19,608,044	$7,207,206	$4,355,605	$12,078,137	$175,731	$43,448,761
Net income	-	-	-	-	-	5,608,338	71,744	5,680,082
Foreign currency translation adjustments	-	-	-	-	(10,839)	-	24,684	13,845
Appropriation to reserves	-	-	-	212,662	-	(212,662)	-	-

Balance, December 31, 2009	24,038,183	24,038	19,608,044	7,419,868	4,344,766	17,473,813	272,159	49,142,688
Common stock issued and allotted for share- based payment at fair value (Note 16)	120,000	120	295,480	-	-	-	-	295,600
Common stock issued and allotted upon exercise of warrants (Note 16)	136,203	136	(136)	-	-	-	-	-
Net income	-	-	-	-	-	264,163	7,832	271,995
Foreign currency translation adjustments	-	-	-	-	1,604,689	-	9,926	1,614,615
Appropriation to reserves	-	-	-	101,246	-	(101,246)	-	-

Balance, December 31, 2010	24,294,386	$24,294	$19,903,388	$7,521,114	$5,949,455	$17,636,730	$289,917	$51,324,898

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

Currently the Company has seven subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities
GengSheng International Corporation	BVI/ November 3, 2004	100%	Ordinary shares : Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People’s Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractory products
Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products
Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100%	Ordinary shares : Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives
Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”)	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

2.	Description of business

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

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of an 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes, provision of warranty, the estimation on useful lives of property, plant and equipment and the impairment of goodwill and know-how. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade, bills and other receivables. As of December 31, 2010 and 2009 substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (Cont’d)

During the reporting periods, customers representing 10% or more of the Company’s consolidated sales are:

	Year ended December 31,
	2010	2009
Shandong Steel Co., Ltd. Rizhao Subsidiary	$8,991,759	$8,089,426
AMSAT International	6,451,116	$2,659,741
	$15,442,875	$10,749,167

During the reporting periods, no customers represented 10% or more of the Company’s trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining insignificant balance of cash and cash equivalents were denominated in Hong Kong dollars.

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

Construction in progress mainly represents expenditures in respect of the Company’s new offices and factories under construction. All direct costs relating to the acquisition or construction of the Company’s new offices and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

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

Intangible assets (Cont’d)

The intangible assets of the Company are comprised of unpatented and patented technologies. Unpatented technology is determined to have an indefinite useful life pursuant to the purchase contract as detailed in Note 9a. It is not subject to amortization until its useful life is determined to be no longer indefinite. Accordingly, unpatented technology is stated at cost of purchase less any identified impairment losses in the annual impairment review.

Patented technology is determined to have useful life of 10 or 12 years pursuant to the purchase contract as detailed in Note 9b. Patented technology is stated at cost of purchase less any accumulated amortization and any identified impairment losses in the annual impairment review.

Goodwill

Goodwill is recognized upon acquisition of the equity interest in Prefecture, which represents the excess of the purchase price over the fair value of acquired identified net assets of Prefecture at the time of acquisition. It is stated at cost less impairment losses.

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

The government grants for the year ended December 31, 2009 mainly represent incentive payment from the local government for the advanced technology subsidy of $674,416 paid to High-Temperature, energy conservation and emission reduction bonus of $370,400 granted to Duesail and subsidy of $104,750 to support the normal operation of the Company.

The Company received certain government grants for the purchase of property, plant and equipment. Such subsidy was recorded as deferred revenue and was amortized as income over the useful lives of the relevant property, plant and equipment. The Company received such government grants of $381,420 during the year ended December 31, 2009.

The government grants for the year ended December 31, 2010 mainly incentive payment of $122,914 from the local government for the advanced technology subsidy paid to Refractories.

Financial guarantee issued

The Company has acted as guarantor for bank loans granted to certain local authorities and certain business associates. The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company recognized in its consolidated financial statements a liability for that guarantee at fair value at the date of inception and recognized as an expense in profit or loss immediately. The amount of guarantee liability is amortized in profit or loss over the term of the guarantee as income from financial guarantees issued.

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

Products sales with installation, testing, maintenance, repair and replacement - This kind of contract is signed as a whole such that all of these services are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which take one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customers every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation and testing works are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

Selling expenses

Selling expenses mainly consist of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expenses which are incurred during selling activities.

Advertising, shipping and handling costs, research and development expenses

Advertising, shipping and handling costs and other product-related costs are charged to expense as incurred.

Advertising expense amounting to $13,909 and $13,943 for two years ended December 31, 2010 and 2009, respectively, were included in selling expenses.

Shipping and handling costs amounting to $3,277,177 and $2,643,942 for two years ended December 31, 2010 and 2009, respectively, were included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. They are expensed when incurred.

Research and development costs amounting to $817,179 and $478,422 for two years ended December 31, 2010 and 2009, respectively.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2010 and 2009, such receivables amounted to $1,241,255 and $1,314,651 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $3.4 million and $4.9 million accounted for 5.5% and 8.4% of total revenues for the fiscal years of 2010 and 2009, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system. Based on past experience, the Company did not encounter any significant claims from such customers. During the year ended December 31, 2009, such warranty expenses amounted to approximately $71,282 and are included in the selling expenses. They represent 0.4% of sales revenue and 0.13% of net income for fiscal years of 2009. Accordingly the Company did not maintain a warranty reserve in view of its immateriality to the Company’s operation during the year of 2009.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Warranty (Cont’d)

Not accruing warranty expense would not materially impact our financial statements in the qualitative aspect because accruing warranty expenses would not, in management’s judgment, significantly influence users of the financial information who may be interested in this number, including customers and suppliers, governing bodies or investors. The fact that the actual warranty expense is disclosed in the notes to the consolidated financial statements provided, in the Company’s view, adequate information to users who may be interested in this number, as it provides an accurate measure of the extent of expenditure incurred, which perhaps may be an indication of the quality of the Company’s products. Based on the materiality criteria of SAB Topic 1.M, the Company’s policy to begin accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

During the year of 2010, as the warranty expenses reached 5% of net income thus material to the consolidated financial statements, the Company began accruing of warranty expenses and making a general provision for warranty. The closing balance of this provision is equal to 2% of relevant sales for the year of 2010 (see Note 13).

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

Stock-based compensation

The Company adopted the provisions of ASC 718, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Foreign currency translation (Cont’d)

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign currency translation adjustments to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2010 and 2009 were RMB1 for $0.1517 and $0.1467 respectively. The average exchange rates for the years end December 31, 2010 and 2009 were RMB1 for $0.1480 and $0.1446 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recorded in other comprehensive income are translation exchange gains which amounted to $1,614,615 and $13,845 for the two years ended December 31, 2010 and 2009, respectively.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

Apart from the guarantees given as stated in Note 21b by the Company to third parties, the Company does not have other off-balance sheet arrangements.

Fair value of financial instruments

The Company adopted ASC 820. The adoption of ASC 820 did not materially impact the Company’s financial position, results of operations or cash flows.

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. The carrying amount of financial assets and liabilities approximate their fair value due to short maturities.

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

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of this ASU has no material impact on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

4.	Restricted cash and bills payable

	As of December 31,
	2010	2009

Bank deposits held as collateral for bills payable (Note 4a)	$8,495,200	$733,500
Bank deposits held as collateral for bank loans (Note 15)	13,197,900	15,256,800

	$21,693,100	$15,990,300

Note :-

a)

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As a security for the banks' undertakings, the Company is required to pay the banks' charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills' amounts issued.

5.	Trade receivables, net

	As of December 31,
	2010	2009

Trade receivables	$44,261,737	$37,463,139
Allowance for doubtful accounts	(1,020,741)	(553,621)

	$43,240,996	$36,909,518

An analysis of the allowance for doubtful debts accounts for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009

Balance at beginning of year	$553,621	$652,234
Addition/(recovery) of doubtful debt expenses, net	437,318	(98,553)
Translation adjustments	29,802	(60)

Balance at end of year	$1,020,741	$553,621

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

6.	Other receivables and prepayments and advances to senior management

	As of December 31,
	2010	2009
Government grant receivables (Note 6a)	$952,676	$1,100,250
Loans to third parties (Note 6b)	1,583,319	983,489
Value added tax and other tax recoverable	-	644,869
Deposits for purchase of raw materials	120,968	2,500,759
Other deposit	307,366	321,015
Prepayment	1,349,107	1,010,758
Other receivables	569,031	71,580
Advances to staff (Note 6c)	2,516,265	1,357,491

	7,398,732	7,990,211
Allowance for doubtful accounts	(374,590)	(362,243)

	$7,024,142	$7,627,968

Advances to senior management (Note 6b)	$51,449	$-

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009

Balance at beginning of year	$362,243	$362,243
Translation adjustments	12,347	-

Balance at end of year	$374,590	$362,243

Notes :-

a)

As of December 31, 2010, government grant receivables mainly represented incentive bonus of $194,176 receivable from the local government for the good performance of energy conservation and emission reduction by Duesail and of $758,500 for successful back-door listing and good performance by Refractories.

b)

The amounts are interest-free, unsecured and repayable on demand. The amount was advanced to senior management for his personal purpose and approved by the Chairmen of the Board of Directors. The advance was fully settled on March 28, 2011.

c)	The amount mainly represents staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

7.	Inventories

	As of December 31,
	2010	2009

Raw materials	$7,699,321	$4,893,114
Work-in-process	1,796,236	407,063
Finished goods	6,209,411	4,648,872
	15,704,968	9,949,049
Provision for obsolete inventories	(25,476)	(24,636)
	$15,679,492	$9,924,413

Note:	During the years ended December 31, 2010 and 2009, no provision for obsolete inventories was recognized in the cost of goods sold.

8.	Deposits paid for acquisition of a non-consolidated affiliate

In August 2010, the Company paid RMB15 million (equivalent to $2.28 million) to acquire 24.5% equity interest in Yili YiQiang Silicon Limited (“Yili YiQiang”), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. The acquisition had not been completed as of December 31, 2010 until the conclusion of equity transfer agreement signed on March 30, 2011. Further details are set out in Note 26.

9.	Intangible assets and goodwill

	As of December 31,
	2010	2009
Unpatented technology - Note 9a	$379,250	$366,750
Patented technology - Note 9b	-	586,800
	$379,250	$953,550
Goodwill - Note 9c	$441,089	$441,089

Notes :-

a)

During 2007, Refractories entered into a contract with an independent third party to purchase unpatented technical technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, an annual impairment review was performed by management and no impairment was identified and accordingly, it is stated at cost in 2008.

b)

During 2008, GengSheng International, entered into a contract with an individual third party (the “Licensor”) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasives. Amortization started form January 1, 2010, when the production commenced. On December 30, 2010, the Company entered into an agreement with the Licensor pursuant to which the Company agreed to dispose of the patented technology license with carrying amount of $552,982 back to the Licensor for a consideration of $606,800 and resulting in a gain of $53,818.

c)

The goodwill was identified upon the acquisition of 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, annual impairment reviews have been performed by management and no impairment was identified.

During the years ended December 31, 2010 and 2009, amortization charge was $53,818 and $Nil respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

10.	Property, plant and equipment, net

	As of December 31,
	2010	2009
Costs:
Buildings	$19,737,372	$14,011,187
Plant and machinery	9,070,723	6,135,012
Furniture, fixtures and equipment	675,398	490,654
Motor vehicles	2,093,928	1,525,936

	31,577,421	22,162,789
Accumulated depreciation	(5,589,635)	(4,085,915)
Construction in progress	200,449	3,903,466

Net	$26,188,235	$21,980,340

(i) During the reporting periods, depreciation is included in:

	Year ended December 31,
	2010	2009

Cost of goods sold and overhead of inventories	$1,106,218	$551,517
Other	518,037	372,268

	$1,624,255	$923,785

During the years ended December 31, 2010 and 2009, property, plant and equipment with carrying amounts of $215,815 and $117,577 were disposed of at considerations of $288,741 and $118,798 resulting in gain of $72,926 and $1,221, respectively.

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

11.	Land use rights

	As of December 31,
	2010	2009

Right to use land	$1,071,283	$1,035,974
Accumulated amortization	(127,117)	(100,993)
	$944,166	$934,981

The Company obtained the right from the relevant PRC land authority for periods ranging from 39 to 50 years to use the land on which the office premises, production facilities and warehouses of the Company are situated.

During the years ended December 31, 2010 and 2009, amortization amounted to $22,129 and $21,921 respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

11.	Land use rights (Cont’d)

The estimated aggregate amortization expenses for land use right for the five succeeding years are as follows:

Year
2011	$22,129
2012	22,129
2013	22,129
2014	22,129
2015	22,129
$110,645

12.	Other payables and accrued expenses

	As of December 31,
	2010	2009

Accrued audit fee	$98,605	$70,416
Interest payable	-	11,705
Other accrued expenses	36,912	173,488
Value added tax and other tax payables	2,042,014	2,168, 680
Sales receipts in advance	457,636	192,580
Salaries payable	999,043	686,004
Staff welfare payable (Note 12a)	138,319	178,064
Advances from staff	395,002	-
Freight charges payable	82,976	38,451
Payable for acquisition of property, plant and equipment	230,895	-
Guarantee liability (Note 21b)	392,978	-
Other payables	323,751	775,218

	$5,198,131	$4,294,606

Note :-

a)

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

13.	Provision of warranty

	Year ended December 31,
	2010	2009

Balance at beginning of year	$-	$-
Provision for previous years	100,491	-
Claims paid for the year	(100,491)	-
Provision for the year	69,739	-

Balance at end of year	$69,739	$-

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

14.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and a government authority and are repayable on demand.

15.	Collateralized short-term bank loans

	As of December 31,
	2010	2009

Bank loans wholly repayable within 1 year	$41,641,650	$28,459,800

The above bank loans are denominated in RMB and carry average interest rates at 5.71% per annum with maturity dates ranging from four months to eight months.

The bank loans as of December 31, 2010 were secured by the followings: -

(a) Guarantee executed by Mr. Zhang Shunqing, a director of the Company, and a shareholder; (b) Guarantee executed by business associates (Note 21b); and (c) Bank deposits of $13,197,900 (Note 4).

16.	Common stock

	Common stock
	Number of		Additional
	shares	Amount	paid-in capital

Balance, January 1, 2009 and January 1, 2010	24,038,183	$24,038	$19,608,044
Common stock issued and allotted for share-based payment at fair value (Note 16a)	120,000	120	295,480
Common stock issued and allotted upon exercise of warrants (Note 16b)	136,203	136	(136)

Balance, December 31, 2010	24,294,386	$24,294	$19,903,388

Notes :-

a)

The Company issued 50,000 and 50,000 common shares on January 1, 2010 and April 21, 2010 respectively to RedChip Companies Inc. (“RedChip”) for the services provided. On April 21, 2010, the Company granted to two audit committee members of 10,000 common shares for each as awards for their services provided for the year of 2010. Further details are set out in Note 25.

b)

The Company issued 27,869 common shares on March 10, 2010 and 108,334 common shares on May 4, 2010 to Civilian Capital, Inc. and Brean Murray Carret & Co., LLC respectively for their exercise of warrants to purchase 374,331 shares of common stock on cashless basis. Further details are set out in Note 25.

17.	Statutory and other reserves

The Company’s statutory and other reserves were comprised as follows:

	As of December 31,
	2010	2009

Statutory reserves	$3,965,078	$3,863,832
Special reserve	3,556,036	3,556,036

	$7,521,114	$7,419,868

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

17.	Statutory and other reserves (Cont’d)

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

Special reserve

Before the reorganization, Gongyi GengSheng Refractories Co., Ltd. (“Furnace”) was entitled to a special tax concession (“Tax Concession”) because it employed the required number of disabled staff according to the relevant PRC tax rules. In particular, this Tax Concession exempted Furnace from paying enterprise income tax. However these tax savings can only be used for future development of its production facilities or welfare matters, and cannot be distributed as cash dividends. Accordingly, the same amount of tax savings was set aside and taken to special reserve which are not available for distribution. This reserve as maintained by Furnace has been combined into Refractories upon the combination and is subject to the same restrictions in its usage.

18.	Finance costs

	Year ended December 31,
	2010	2009

Interest expenses	$1,205,563	$642,770
Less: Interest capitalized	-	(247,392)
Bills discounting charges	562,776	184,184

	$1,768,339	$579,562

19.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2010, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International Corporation and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes (Cont’d)

PRC

The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law (“CIT Law”) on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, an unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates : -

		Year ended December 31,
	Note	2010	2009
Refractories	(a)	15%	12.5%
High-Temperature		25%	25%
Duesail	(a)	12.5%	0%
Prefecture	(a)	25%	`12.5%
Micronized		25%	25%

Note :-

(a)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the third year of tax holidays in 2010. Prefecture is in the fifth year of tax holidays in 2009. Refractories is in the third year of tax holidays in 2009 and starting from the fiscal year 2010, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advance technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate at end of 2008.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2010 and 2009.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes (Cont’d)

The components of the provision for income taxes from continuing operations are:

	Year ended December 31,
	2010	2009

Current taxes - PRC	$645,469	$344,536
Deferred taxes - PRC	(123,879)	67,735

	$521,590	$412,271

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	Year ended December 31,
	2010	2009
Provision for income taxes at statutory income tax rate 25% in 2010 and 2009	$198,396	$1,523,088
Non-deductible items for tax	538,592	185,388
Income not subject to tax	(91,551)	(649,999)
Under provision in prior year	150,021	21,311
Tax holiday and tax concession	(273,868)	(667,517)

	$521,590	$412,271

During the years ended December 31, 2010 and 2009, the amounts of benefit from the tax holiday and tax concession were $273,868 and $667,517 and the effect on basic earnings per share were $0.01 and $0.03, respectively.

Deferred tax assets (liabilities) as of December 31, 2010 and 2009 are composed of the following:

	As of December 31,
	2010	2009
PRC
Current deferred tax assets:
Temporary differences in recognizing net income for financial reporting purposes and for tax purposes	$37,115	$48,215
Allowance for doubtful debts	206,931	8,572

	$244,046	$56,787

Current deferred tax liabilities:
Temporary differences in recognizing net income for financial reporting purposes and for tax purposes	$(149,578)	$(89,244)

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

20.	Earnings per share

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

During the years ended December 31, 2010 and 2009, the Company has incurred expenditures for routine pollutant discharge fees amounting to $14,800 and $18,361, respectively. These costs were included in general and administrative expenses.

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of December 31,
	2010	2009

Guaranteed amount	$34,587,600	$41,736,150

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability as of December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009

Balance at beginning of year	$-	$-
Recognized as expenses for the year	622,192
Recognized as income for the year	(238,798)	-
Translation adjustments	9,584

Balance at end of year	$392,978	$-

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

21.	Commitments and contingencies (Cont’d)

Guarantees as of December 31, 2010 are further analyzed as below:-

							Outstanding
	Term loan		Interest		Principal repaid	Outstanding as of	interest as of	Estimated
	draw down		rate (per		up to December	December 31,	December 31,	maximum
Guarantee	date	Expiry date	annum)	Loan principal	31, 2010	2010	2010	exposure

Local government authorities and their controlled entity (Note i)	6/21/2010	6/20/2011	5.31%	$3,792,500	$-	$3,792,500	$111,449	$3,903,949
	12/30/2009	12/29/2012	7.56%	7,585,000	-	7,585,000	1,143,710	8,728,710

Business associates (Note ii)	3/8/2010	3/7/2011	11.66%	1,972,100	-	1,972,100	42,224	2,014,324
	3/21/2010	3/20/2011	5.84%	4,551,000	-	4,551,000	56,806	4,607,806
	8/13/2010	8/12/2011	5.31%	1,517,000	-	1,517,000	49,656	1,566,656
	7/29/2010	7/28/2011	6.37%	3,034,000	-	3,034,000	110,699	3,144,699
	9/27/2010	9/26/2011	5.31%	3,034,000	-	3,034,000	118,291	3,152,291
	10/29/2010	10/28/2011	5.31%	3,034,000	-	3,034,000	132,857	3,166,857
	12/8/2010	12/7/2011	5.56%	3,034,000	-	3,034,000	157,598	3,191,598
	12/22/2010	12/21/2011	5.56%	3,034,000	-	3,034,000	164,069	3,198,069

				$34,587,600	$-	$34,587,600	$2,087,359	$36,674,959

Notes:-

i)

To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local government authorities and their controlled entity.

ii)

During the year, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 15b). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of December 31, 2010, the Company had capital commitments in respect of the acquisition of land use right amounting to $1,092,240, which was not contracted for and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

21.	Commitments and contingencies (Cont’d)

(d)

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers. When preparing these consolidated financial statements, the Company recognized revenue when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers. Accordingly, despite the fact that the Company has made full tax provision in the consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The director considers it is very unlikely that the tax penalty will be imposed.

22.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $324,810 and $356,076 for the two years ended December 31, 2010 and 2009, respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, functional ceramic products, fracture proppant products, fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by ASC 280, “Segment Reporting”: refractories, functional ceramic, fracture proppant and fine precision abrasives.

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

	Refractories		Functional ceramic		Fracture proppant		Fine precision abrasives		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Revenue from external customers	$45,757,524	$47,818,000	$1,245,996	$1,097,777	$14,320,081	$8,039,533	$865,055	$-	$62,188,656	$56,955,310
Interest income	362,468	71,741	145	236	1,146	662	97	287	363,856	72,926
Interest expenses	1,178,850	407,862	21,160	4,105	568,329	164,027	-	3,568	1,768,339	579,562
Depreciation	574,434	535,098	109,624	119,371	449,905	269,316	490,292	-	1,624,255	923,785
Amortization	17,249	17,087	4,880	4,834	-	-	53,818	-	75,947	21,921
Segment profit (loss)	(217,140)	4,142,959	129,611	688,457	1,803,519	1,554,986	(671,355)	(272,962)	1,044,635	6,113,440
Segment assets	77,755,761	50,393,011	3,919,714	3,808,548	22,978,666	29,437,474	18,533,348	14,374,938	123,187,489	98,013,971
Capital expenditures	$1,285,092	$253,690	$64,837	$19,369	$2,304,310	$1,601,326	$2,316,535	$4,468,162	$5,970,774	$6,342,547

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information (Cont'd)

Segment information by products for the year ended December 31, 2010 and 2009

	Monolithic materials[1]	Mortar	Pre-cast roofs	Ceramic tubes[2]	Ceramic cylinders[3]	Fine precision abrasives	Wearable ceramic valves	Fracture proppant	Total
Year ended December 31, 2010
Revenue	$27,594,818	$408,441	$17,754,265	$517,892	$712,908	$865,055	$15,196	$14,320,081	$62,188,656
Year ended December 31, 2009
Revenue	$30,205,642	$327,958	$17,284,500	$893,469	$185,420	$-	$18,788	$8,039,533	$56,955,310

1Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information (Cont’d)

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2010	2009

Total consolidated revenue	$62,188,656	$56,955,310

Total profit for reportable segments	$1,044,635	$6,113,440
Unallocated amounts relating to operations:
General and administrative expenses	(295,600)	(21,087)
Other income	44,550	-

Income before income taxes and noncontrolling interest	$793,585	$6,092,353

	As of December 31,
	2010	2009
Assets

Total assets for reportable segments	$123,187,489	$98,013,971
Other receivables	7,554	-
Cash and cash equivalents	27,132	27,195

	$123,222,175	$98,041,166

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Year ended December 31,
	2010	2009

PRC	$53,282,279	$53,617,711
United States	6,451,116	2,659,741
Others	2,455,261	677,858

Total	$62,188,656	$56,955,310

24.	Related party transactions

Apart from the information as disclosed in elsewhere in the consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

25.	Share-based compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended December 31, 2007 were as follows :-

Risk free interest rate	4.75%
Expected volatility	384%
Expected life (years)	3

Share-based compensation - The Company granted warrants for the purchase of 112,299 and 262,032 shares of common stock which exercise price of $2.06 to Civilian Capital, Inc., and Brean Murray Carret & Co., LLC, respectively, for the services in connection with the private placement on April 25, 2007. The Company valued the options by the Black-Scholes option-pricing model with the amount of $748,034 which was recorded as cost of raising capital against additional paid-in capital. The Company issued 27,869 common shares on March 10, 2010 and 108,334 common shares on May 4, 2010 to Civilian Capital, Inc. and Brean Murray Carret & Co., LLC respectively for their exercise of warrants to purchase 374,331 shares of common stock on cashless basis.

In 2010, the Company granted to two audit committee members of 10,000 common shares for each as awards for their services provided for the year of 2010 and issued 100,000 common shares to RedChip for the services provided. The services of RedChip mainly including introducing and promoting the Company to its broker network, disseminate information about the Company and organize teleconferences. Share-based compensation expenses were calculated based on the market price on the date of common shares issued to those parties. The market price of 50,000 common shares issued to RedChip on January 1, 2010 was $2.30 per share. The market price of 20,000 common shares granted to two audit committee members and 50,000 common shares issued to RedChip on April 21, 2010 was $2.58 per share.

26.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the financial statements were issued and determined that, except for the transactions described below, there were no material recognizable or subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

(a)

On January 7, 2011 the Company filed a prospectus supplement with the SEC for an underwritten offering of its common stock up to 2,500,000 shares, par value $0.001 per share, together with 1,000,0000 warrants to purchase shares of the Company’s common stock. Each warrant entitles the investor to purchase one share of common stock, at an exercise price of $4.00 per share. The purchase price in the offering for each share of common stock and the related warrant is $4.00. The common stock and the warrants will be issued separately but will be purchased together in the offering.

(b)

On March 30, 2010, the Company entered into equity transfer agreement with Mr. Zhang Zhi and Mr. Hou Yongbin and agreed to acquire 24.5% equity interest in Yili YiQiang at a cash consideration of RMB15 million (equivalent to $2.28 million). The consideration was fully paid in 2010. Upon the completion of investment, Yili YiQiang became a non-consolidated affiliate of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011

CHINA GENGSHENG MINERALS, INC.

/s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	Chief Executive Officer, President and Chairman	March 31 , 2011
Shunqing Zhang	(Principal Executive Officer)

/s/ Hongfeng Jin	Interim Chief Financial Officer	March 31 , 2011
Hongfeng Jin	(Principal Financial and Accounting Officer)

/s/ Lawrence Goldman	Director	March 31 , 2011
Lawrence Goldman

/s/ Ming He	Director	March 31 , 2011
Ming He

/s/ Jingzhong Yu	Director	March 31 , 2011
Jingzhong Yu