Form 10-Q
period 2011-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2011-05-16
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to ________________

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

Yes [  ]     No [X]

As of May 15, 2011, there were 26,794,386 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets as of March 31, 2011(Unaudited) and December 31, 2010	1
Condensed Consolidated Statements of Income and Other Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2011(Unaudited) and March 31, 2010(Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk.	34
Item 4. Controls and Procedures.	34

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	35
Item 1A. Risks Factors.	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 3. Defaults Upon Senior Securities.	35
Item 4. Other Information.	35
Item 5. Exhibits.	35

SIGNATURES	36

PART I

ITEM 1.     FINANCIAL STATEMENTS

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,472,049	$925,052
Restricted cash - Note 5	35,769,329	21,693,100
Trade receivables, net	39,890,194	43,240,996
Bills receivable	3,357,868	3,074,156
Other receivables, prepayments and payment in advance	11,608,422	7,024,142
Advances to senior management	-	51,449
Inventories - Note 6	18,167,161	15,679,492
Deferred tax assets	63,170	244,046

Total current assets	120,328,193	91,932,433

Deposits for acquisition of a non-consolidated affiliate	2,283,000	2,275,500
Deposits for acquisition of land use right, property, plant and equipment	2,573,149	1,061,502
Goodwill - Note 7	460,135	441,089
Intangible assets, net - Note 7	361,475	379,250
Property, plant and equipment, net - Note 8	27,622,441	26,188,235
Land use rights, net	941,763	944,166

TOTAL ASSETS	$154,570,156	$123,222,175

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$16,491,247	$14,279,568
Bills payable - Note 5	15,334,150	8,495,200
Other payables and accrued expenses	6,162,236	5,198,131
Deferred revenue - Government grants	350,060	394,420
Provision for warranty	69,968	69,739
Income taxes payable	467,728	606,877
Non-interest-bearing loans - Note 9	587,599	1,062,114
Collateralized bank loans - Note 10	54,534,287	41,641,650
Deferred tax liabilities	130,458	149,578
Warrant liabilities - Note 11	710,000	-

TOTAL LIABILITIES	94,837,733	71,897,277

COMMITMENTS AND CONTINGENCIES - Note 16

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2011 and 2010, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2011 and 2010, issued and outstanding 26,794,386 shares in 2011 and 24,294,386 in 2010 - Note 12	26,794	24,294
Additional paid-in capital	28,189,354	19,903,388
Statutory and other reserves	7,521,114	7,521,114
Accumulated other comprehensive income	6,154,299	5,949,455
Retained earnings	17,556,796	17,636,730

Total China GengSheng Minerals, Inc. (the “Company”) stockholders' equity	59,448,357	51,034,981
NONCONTROLLING INTEREST	284,066	289,917

TOTAL EQUITY	59,732,423	51,324,898

TOTAL LIABILITIES AND EQUITY	$154,570,156	$123,222,175

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales revenue	$16,183,829	$11,861,352
Cost of goods sold	11,896,194	7,888,058

Gross profit	4,287,635	3,973,294

Operating expenses
General and administrative expenses	1,504,218	1,428,972
Research and development expenses	141,327	184,233
Selling expenses	1,971,935	1,494,949

Total operating expenses	3,617,480	3,108,154

Net operating income	670,155	865,140

Other income (expenses)
Government grant income	883	71,032
Guarantee income	87,296	-
Guarantee expenses	(87,515)	-
Interest income	119,488	34,726
Change in fair value of warrant liabilities - Note 11	260,000	-
Other (expenses) income	(34,189)	609
Finance costs - Note 13	(965,732)	(405,196)

Total other expenses	(619,769)	(298,829)

Income before income taxes and noncontrolling interest	50,386	566,311
Income taxes - Note 14	(136,171)	(163,115)

Net (loss) income before noncontrolling interest	(85,785)	403,196
Net loss (income) attributable to noncontrolling interest	5,851	(15,914)

Net (loss) income attributable to Company’s stockholders	$(79,934)	$387,282

Net (loss) income before noncontrolling interest	$(85,785)	$403,196
Other comprehensive income
Foreign currency translation adjustment	204,844	440

Comprehensive income	119,059	403,636
Comprehensive loss (income) attributable to noncontrolling interest	5,851	(15,914)

Comprehensive (loss) income attributable to Company’s common stockholders	$124,910	$387,722

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Cont’d)

	Three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
(Loss) earnings per share - Note 15 - Basic and diluted attributable to Company’s common stockholders	$(0.003)	$0.02
Weighted average number of shares - Basic and diluted	26,627,719	24,108,646

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income before noncontrolling interest	$(85,785)	$403,196
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash used in operating activities:
Depreciation	500,644	357,883
Amortization of land use right	5,514	5,990
Amortization of intangible assets	19,025	13,336
Deferred taxes	162,168	(20,494)
Provision for doubtful debts	250,783	(4,251)
Share-based compensation	-	261,200
Deferred revenue amortized	(45,660)	-
Change in fair value of warrant liabilities	(260,000)	-
Changes in operating assets and liabilities:
Restricted cash	(6,810,950)	733,500
Trade receivables	3,242,541	(1,280,270)
Bills receivable	(273,579)	540,059
Other receivables and prepayments	(4,509,546)	(210,350)
Inventories	(2,435,941)	(946,938)
Other payables and accrued expenses	946,972	1,251,547
Trade payables	2,164,614	(653,019)
Bills payable	6,810,950	(1,512,200)
Income taxes payable	(141,148)	509,756

Net cash flows used in operating activities	(459,398)	(551,055)

Cash flows from investing activities
Payments for deposits of acquisition of land use right, property, plant and equipment	(1,508,148)	-
Payments for acquisition of property, plant and equipment	(1,849,334)	(812,953)

Net cash flows used in investing activities	(3,357,482)	(812,953)

Cash flows from financing activities
Net proceeds from issue of shares	9,258,466	-
Restricted cash	(7,193,779)	733,500
Proceeds from bank loans	19,299,987	6,601,500
Repayment of bank loans	(6,544,600)	(8,802,000)
Proceeds from non-interest-bearing loans	-	2,204,167
Repayment of non-interest-bearing loans	(478,016)	(23,391)
Government grant received	-	178,974

Net cash flows provided by financing activities	14,342,058	892,750

Effect of foreign currency translation on cash and cash equivalents	21,819	(19)

Net increase (decrease) in cash and cash equivalents	10,546,997	(471,277)
Cash and cash equivalents - beginning of period	925,052	992,204

Cash and cash equivalents - end of period	$11,472,049	$520,927

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$965,732	$239,514
Income taxes	$114,639	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

China GengSheng Minerals, Inc.
Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total

Balance, December 31, 2010	24,294,386	$24,294	$19,903,388	$7,521,114	$5,949,455	$17,636,730	$289,917	$51,324,898
Share issued for proceeds of $10 million (Note 12)	2,500,000	2,500	9,027,500	-	-	-	-	9,030,000
Cost of raising capital	-	-	(741,534)	-	-	-	-	(741,534)
Net loss	-	-	-	-	-	(79,934)	(5,851)	(85,785)
Foreign currency translation adjustments	-	-	-	-	204,844	-	-	204,844

Balance, March 31, 2011	26,794,386	$26,794	$28,189,354	$7,521,114	$6,154,299	$17,556,796	$284,066	$59,732,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation and change of accounting estimate

Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Change of accounting estimate

During the first quarter of 2011, the Company completed a review of the estimated useful life of its unpatented technology. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the remaining useful life of that unpatented technology is five years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the three months ended March 31, 2011, amortization expense, which is included in administrative expenses, was $19,025. The effect of this change on basic and diluted loss per share for the three months ended March 31, 2011 was $0.0007 per share.

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

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC’s Henan Province. Prefecture is located in Guizhou Province and is manufacturing corundum materials, a major raw material for monolithic refractory. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, industrial ceramics, fracture proppants, fine precision abrasives, and corundum materials.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended
	March 31,
	(Unaudited)
	2011	2010

Shangdong Steel Co., Ltd.	$1,795,952	$1,850,313
AMSAT International Limited	2,671,222	-

	$4,467,174	$1,850,313

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The Company’s financial instruments carried at fair value include warrant liabilities only. The required disclosure is set out in Note 11.

Except for the warrant liabilities, the carrying amount of financial assets and liabilities approximate their fair value due to short maturities.

Recently issued accounting pronouncements

The Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU update has no material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a TDR. The effective date of ASU 2011-02 will be the first interim or annual period beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles - Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU update has no material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU update has no material impact on the Company’s financial statements.

5.	Restricted cash and bills payable

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable (Note 5a)	$15,334,150	$8,495,200
Bank deposits held as collateral for bank loans	20,435,179	13,197,900

	$35,769,329	$21,693,100

Note :-

a)	The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintaining deposits with such banks amounts equal to 50% to 100% of the bills’ amounts issued.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

6.	Inventories

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Raw materials	$7,580,101	$7,699,321
Work-in-progress	1,911,997	1,796,236
Finished goods	8,700,623	6,209,411

	18,192,721	15,704,968
Provision for obsolete inventories	(25,560)	(25,476)

	$18,167,161	$15,679,492

No provision for obsolete inventories was recognized in the cost of goods sold during the three months ended March 31, 2011.

7.	Goodwill and intangible assets, net

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs:
Unpatented technology - Note a	$380,500	$379,250
Accumulated amortization	(19,025)	-

Net	$361,475	$379,250

Goodwill - Note c	$460,135	$441,089

Notes :-

a)	During 2007, Refractories entered into a contract with an independent third party to purchase unpatented technical technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, an annual impairment review was performed by management and no impairment was identified and accordingly, it is stated at cost in 2008. In 2011, the expected useful life of the unpatented technology was reviewed and can be used up to 2015.

b)	During 2008, GengSheng International, entered into a contract with an individual third party (the “Licensor”) for a patented technology license for use up to 2021. This patented technology represents “know-how” on methods and installation for removal particles from the powder for Abrasives. Amortization started form January 1, 2010, when the production commenced. On December 30, 2010, the Company entered into an agreement with the Licensor pursuant to which the Company agreed to dispose of the patented technology license with carrying amount of $552,982 back to the Licensor for a consideration of $606,800 and resulting in a gain of $53,818.

c)	The goodwill was identified upon the acquisition of 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, annual impairment reviews have been performed by management and no impairment was identified.

During the periods ended March 31, 2011 and 2010, amortization charge was $19,025 and $13,336 respectively.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Property, plant and equipment, net

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs:
Buildings	$19,617,749	$19,737,372
Plant and machinery	9,081,888	9,070,723
Furniture, fixture and equipment	808,176	675,398
Motor vehicles	2,005,936	2,093,928

	31,513,749	31,577,421
Accumulated depreciation	(6,095,985)	(5,589,635)
Construction in progress	2,204,677	200,449

Net	$27,622,441	$26,188,235

Note:

(i) Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and factories.

9.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and government authority and are repayable on demand.

10.	Collateralized bank loans

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$54,534,287	$41,641,650

The above bank loans are denominated in RMB and carry average interest rates at 5.59% per annum with maturity dates ranging from four months to eight months.

The bank loans as of March 31, 2011 were secured by the followings:
(a)     Guarantee executed by Mr. Shunqing Zhang, a director and a shareholder of the Company;
(b)     Guarantee executed by business associates (Note 16(b)); and
(c)     Bank deposits of $20,435,179 (Note 5).

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

11.	Warrant liabilities

In accordance with ASC 815, the one year warrants, which were issued in a private placement completed as of January 7, 2011 as stated in Note 12(a), to purchase up to 1,000,000 common shares are not considered indexed to the Company’s own equity and should be classified as derivative financial liability at fair value for each reporting period. Accordingly, a part of the net proceed from the private placement amounting to $970,000 representing the fair value at initial recognition, was allocated to warrant liabilities.

The fair value of these warrants was calculated using trinomial model. The assumptions that were used to calculate fair value of the warrants as of March 31, 2011 are as follows:-

Expected volatility of 82.07%
Expected dividend yield of 0%
Risk-free interest rate of 0.07%
Expected lives of 1 years
Exercise price of $4 per share

As of March 31, 2011, the fair value of warrant liabilities was $710,000, and corresponding gain on change in fair value of warrant liabilities of $260,000 was recognized in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2011.

Fair value accounting : ASC 820 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows :-

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The warrant liabilities are determined by using Level 3 inputs. The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our balance sheet during the period ended March 31, 2011 :-

Warrant
liabilities

Balance, January 1, 2011	$-
Purchase, issuances and settlements	970,000
Total gains (realized/unrealized)	(260,000)
Transfer in and/or out of Level 3	-

Balance, March 31, 2011	$710,000

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

12.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2011	24,294,386	$24,294	$19,903,388
Share issued for proceeds of $10 million - Note 12(a)	2,500,000	2,500	9,027,500
Cost of raising capital	-	-	(741,534)

Balance, March 31, 2011	26,794,386	$26,794	$28,189,354

Note:-

(a)

As of January 7, 2011, the Company completed a private placement of 2,500,000 common shares and warrants to purchase up to 1,000,000 common shares at an exercise price of $4 per share for a gross proceeds of $10,000,000 with related issuance expenses of $741,534. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market in each period.

13.	Finance costs

	Three months ended
	March 31,
	(Unaudited)
	2011	2010

Interest expenses	$813,726	$230,690
Bills discounting charges	152,006	170,560
Bank charges	-	3,946

	$965,732	$405,196

14.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2011, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

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

		Period ended March 31,
	Note	2011	2010

Refractories	(a)	15%	15%
High-Temperature		25%	25%
Duesail	(a)	12.5%	12.5%
Prefecture		25%	25%
Micronized		25%	25%

Note:-

(a)	Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the third year of tax holidays in 2010. Refractories is in the third year of tax holidays in 2009 and starting from the fiscal year 2010, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advance technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate at end of 2008.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of March 31, 2011 and 2010.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

15.	(Loss) earnings per share

During the reporting periods, certain share-based awards and warrants were not included in the computation of diluted (loss) earnings per share because they were anti-dilutive. Accordingly, the basic and diluted (loss) earnings per share are the same.

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

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Guaranteed amount	$43,072,600	$34,587,600

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	Three months
	ended	Year ended
	March 31,	December 31,
	2011	2010

Balance at beginning of period/year	$392,978	$-
Recognized as expenses for the period / year	87,515	622,192
Recognized as income for the period / year	(87,296)	(238,798)
Translation adjustments	1,296	9,584

Balance at end of period/year	$394,493	$392,978

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Commitments and contingencies (Cont’d)

Guarantees as of March 31, 2011 are further analyzed as below:-

							Outstanding
	Term loan		Interest		Principal repaid	Outstanding as of	interest as of	Estimated
	draw down		rate (per		up to March 31,	March 31,	March 31,	maximum
Guarantee	date	Expiry date	annum)	Loan principal	2011	2011	2011	exposure

Local government authorities and their controlled entity (Note i)	6/21/2010	6/20/2011	5.31%	$3,805,000	$-	$3,805,000	$50,511	$3,855,511
	12/30/2009	12/29/2012	7.56%	7,610,000	-	7,610,000	1,006,803	8,616,803

Business associates (Note ii)	8/13/2010	8/12/2011	5.31%	1,522,000	-	1,522,000	26,939	1,548,939
	7/29/2010	7/28/2011	6.37%	3,044,000	-	3,044,000	64,654	3,108,654
	9/27/2010	9/26/2011	5.31%	3,044,000	-	3,044,000	67,348	3,111,348
	10/29/2010	10/28/2011	5.31%	3,044,000	-	3,044,000	80,818	3,124,818
	12/8/2010	12/7/2011	5.56%	3,044,000	-	3,044,000	112,831	3,156,831
	12/22/2010	12/21/2011	5.56%	3,044,000	-	3,044,000	126,935	3,170,935
	1/12/2011	1/23/2012	5.83%	7,610,000	-	7,610,000	369,719	7,979,719
	3/8/2011	3/8/2012	6.43%	1,978,600	-	1,978,600	169,503	2,148,103
	3/22/2011	3/21/2012	5.84%	4,566,000	-	4,566,000	266,700	4,832,700
	12/25/2010	12/24/2011	8.41%	761,000	-	761,000	48,011	809,011

				$43,072,600	$-	$43,072,600	$2,390,772	$45,463,372

Notes:-
i)

 To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local government authorities and their controlled entity.

ii)

During the period, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 10b). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of March 31, 2011, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $1,823,613, which was contracted for but not provided in these financial statements.

(d)

As of March 31, 2011, the Company had capital commitments in respect of the acquisition of land use right amounting to $821,933, which was not contracted for and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Commitments and contingencies (Cont’d)

(e)

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers. When preparing these condensed consolidated financial statements, the Company recognized revenue when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers. Accordingly, despite the fact that the Company has made full tax provision in the condensed consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The director considers it is very unlikely that the tax penalty will be imposed.

17.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of income and comprehensive income. The Company contributed $94,997 and $59,303 for the three months ended March 31, 2011 and 2010, respectively.

18.	Segment information

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by the revenue of monolithic refractory products, industrial ceramic products, fracture proppant products, fine precision abrasives and operating results of the Company. As such, the Company has determined that it has four operating segments as defined by ASC 280, “Segment Reporting”: refractories, industrial ceramic, fracture proppant and fine precision abrasives.

Adjustments and eliminations of inter-company transactions were not included in determining segment profit (loss), as they are not used by the chief operating decision maker.

Three months ended March 31, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$9,934,926	$10,383,562	$229,602	$276,097	$5,199,855	$1,201,693	$819,446	$-	$16,183,829	$11,861,352
Segment profit (loss)	$(553,787)	$654,865	$(54,839)	$190,646	$560,268	$204,375	$(157,209)	$(221,445)	$(205,567)	$828,441

	March	December	March	December	March	December	March	December	March	December
	31,	31,	31,	31,	31,	31,	31,	31,	31,	31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$77,459,056	$77,755,761	$3,879,942	$3,919,714	$48,685,580	$22,978,666	$21,052,620	$18,533,348	$151,077,198	$123,187,489

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Segment information (Cont'd)

Segment information by products for the three months ended March 31, 2011 and 2010

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total
Three months ended March 31, 2011 (Unaudited)

Revenue	$5,296,790	$-	$4,638,135	$-	$224,856	$4,747	$5,199,855	$819,446	$16,183,829
Three months ended March 31, 2010 (Unaudited)
Revenue	$6,403,944	$80,628	$3,898,990	$25,507	$242,089	$8,500	$1,201,694	$-	$11,861,352

1 Castable, coating, and dry mix materials & low-cement and non-cement castables general refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Total (loss) profit for reportable segments	$(205,567)	$828,441
Unallocated amounts relating to operations:
General and administrative expenses	(4,047)	(262,130)
Change in fair value of warrant liabilities	260,000	-

Income before income taxes and noncontrolling interest	$50,386	$566,311

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Segment information (Cont'd)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets
Total assets for reportable segments	$151,077,198	$123,187,489
Cash and cash equivalents	3,485,416	27,132
Other receivables	7,542	7,554

	$154,570,156	$123,222,175

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
PRC	$13,250,099	$11,445,970
United States of America	2,729,101	23,930
Others - Note	204,629	391,452

Total	$16,183,829	$11,861,352

Note: They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

19.	Related party transactions

Apart from the information as disclosed in elsewhere in the condensed consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

20.	Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2011 and through the date the financial statements were issued and have determined that there is no material recognizable nor subsequent events or transactions which require recognition or disclosure in the financial statements, other than noted herein.

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1517 for its December 31, 2010 audited balance sheet, and RMB1 = $0.1522 for its March 31, 2011 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1522 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first fiscal quarter of 2011, and RMB1 = $0.1480 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first fiscal quarter of 2010; both of which were based on the average currency conversion rate for each respective quarter

Overview of Company

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

On April 25, 2007, we also completed a private placement financing transaction pursuant to which we issued and sold 5,347,594 shares of our common stock to certain accredited investors for $10 million in gross proceeds. In connection with this private placement, we paid a fee of $683,618 to Brean Murray Carret & Co., LL, or Brean Murray, and Civilian Capital, Inc. for services as placement agents for the private placement. We also issued to Brean Murray Carret & Co., LLC and Civilian Capital, Inc. warrants for the purchase of 374,331 shares of our common stock in the aggregate. The warrants are immediately exercisable, have piggyback registration rights and have a three-year term, expiring on April 26, 2010. On March 10, 2010, Brean Murray Carret & Co., LLC exercised the warrant cashlessly, which was converted to 108,349 shares of the Corporation’s common stock, and on April 21, 2010, Civilian Capital, Inc. exercised the warrant cashlessly, which was converted to 27,869 shares of the Corporation’s common stock.

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

Our Products

The following table set forth sales information about our product mix in each of the first quarter of 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)
		Three Months Ended March 31,
	2011		2010
	Revenue	percentage of	Revenue	percentage of
		net revenues		net revenues
Refractories	$9,935	61.4%	$10,383	87.5%
Industrial Ceramics	230	1.4%	276	2.4%
Fracture Proppants	5,200	32.1%	1,202	10.1%
Fine Precision Abrasives	819	5.1%	0	0%
	$16,184	100%	$11,861	100%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 61.4% of total revenue in the first quarter of 2011. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

We provide a customized solution for each order of our monolithic refractory materials based on customer-specific formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers’ furnaces, ladles or other vessels to improve the productivity of that equipment. The product is beneficial because it lowers the overall cost of production and improves financial performance for our customers. The reasons that the monolithic materials can help our customers improve productivity, lower production costs and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, and therefore improve the steel makers’ productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, and thereby improving the equipment’s operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure. Our refractory products and their features are described as follows:

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

We also have a production line for pressed bricks, which is a type of “shaped” refractory, for steel production. The annual designed production capacity of our shaped refractory products is approximately 15,000 metric tons. Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 58.3% of the Company’s total sales in the first quarter of 2011, compared with 46.5% in 2010. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 1.4% of the total revenue in the first quarter of 2011. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

Some of our products and their benefits are introduced as follows:

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

Fracture Proppants

Fracture Proppants accounted for approximately 32.1% of the total revenue in the first quarter of 2011. Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (CNPC), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppants for their oil and gas-drilling operation.

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

First Quarter of 2011 Highlights

In the first quarter of 2011, revenue from fracture proppant products reached approximately $5.2 million, a 333.3% increase compared with approximately $1.2 million during the same period of 2010. The revenue growth is driven mainly by significant demand from our US customers who use our products in their new exploration technologies for natural gas.

Meanwhile, in our fine precision abrasives segment, we realized sales of 202 ton in 2011, for revenue of approximately $0.8 million.

Our financial performance in the first quarter is summarized as follows:

  Sales revenue increased by approximately $4.3 million, or 36.4%, to $16.2 million for the first quarter of 2011, from approximately $11.9 million for the same period in 2010.
  Gross profit increased by approximately $0.3 million, or 7.9%, to approximately $4.3 million for the three months ended March 31, 2011, from approximately $4.0 million for the same period in 2010. Gross margin was 26.5% for the first quarter of 2011, compared with 33.5% for the same period in 2010. The decrease in gross margin was largely attributed to the decrease in average sales price and mix of larger portion of middle and lower-end products sold compared with the same period in 2010.Net income decreased by approximately $0.5 million, or 120.6%, to a net loss of $79,934 for the first quarter of 2011, from net income of approximately $0.4 million for the same period in 2010.
  Our consolidated balance sheet (unaudited) as of March 31, 2011 included current assets of approximately $120.3 million and total assets of approximately $154.6 million, with working capital of $25.5 million.

Uncertainties that Affect our Financial Condition

Industry Consolidation of Steel Millers

The Chinese steel industry achieved record raw steel output of approximately $570 million metric tons in 2010, an increase of 2.6% over 2009, Despite this record output, the industry is facing challenges related to overcapacity and the global economic recession. In addition, the PRC government’s policy aimed at improving the operational and energy efficiency of the Chinese steel industry is expected to squeeze out small to mid-sized steel makers, which may reduce market demand for refractories. To address these potential challenges, we plan to focus on providing high-efficiency, low-carbon, environmentally friendly monolithic refractories.

Considerable Increase of Raw Material Prices and Decreasing Gross Margin

Along with most Chinese companies, we are faced higher raw material, fuel and utilities prices during the first quarter of 2010, as inflation and upstream pricing pressure continued. Due to the fragmented nature of our market, we did not increase the average selling prices of our products in line with the market increases in raw material prices, but did raise average selling prices to pass through some of these costs to our customers. Although soaring materials costs and slower sales growth have impacted us less than some of our competitors, our gross margin and net income were impacted by the continued global economic distress. We will continue to optimize our products offering in an effort to ensure the most efficient resource allocation.

Longer payment term and significant receivables

Currently, the payment term of our receivables has cast certain concerns of the adequacy of our cash flow used in operating activities time by time. The payment term of receivables from our main steel customers is approximately 120-180 days. We have attempted [are attempting] to negotiate purchase agreements with our steel customers that call for either shortened payment terms or down payments to maintain sufficient cash flow for us to purchase raw materials and support our operations. We have successfully obtained down payments from certain customers in the second quarter. We have continued to receive the form of bankers’ acceptance drafts from some customers, allowing us to settle some trade debts among our suppliers. The maturity dates of these bankers’ acceptance drafts are 60 to 90 days, and we expect that our customers will pay off these drafts upon maturity. We expect to reach agreements with our major customers on shortened payment terms, which will relieve these capital constraints.

Recent Development

On May 5, 2011, the Company announced plans to construct a new fracture proppant manufacturing facility in Gongyi, Henan Province , which will increase the Company’s annual proppant manufacturing capacity by 60,000 tons to 150,000 tons. Construction on this new facility began in the second quarter of 2011, with production expected to commence during the second half of the year.

Results of Operations

Comparison of Three Months ended March 31, 2011 and 2010

The following table summarizes the results of our operations during the three month periods ended March 31, 2011 and March 31, 2010, and provides information regarding the dollar and percentage increase or (decrease) during the three month periods ended March 31, 2011 and March 31, 2010.

(All amounts, other than percentages, in U.S. dollars)
	Three Months		Three Months
	Ended on March 31, 2011		Ended on March 31, 2010
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	net revenues	in thousands	net revenues

Net Sales	16,184	100.0%	11,861	100.0%
Cost of sales	11,896	73.5%	7,888	66.5%
Gross profit	4,288	26.5%	3,973	33.5%

Operating expenses
General & administrative expenses	1,504	9.3%	1,429	12.0%
Research and development cost	141	0.9%	184	1.6%
Selling expenses	1,972	12.2%	1,495	12.6%
Total operating expenses	3,617	22.4%	3,108	26.2%

Income (loss) from operations	670	4.1%	864	7.3%
Government grant income	1	0.0%	71	0.6%
Guarantee income	87	0.5%	0	0.0%
Guarantee expenses	(88)	-0.5%	0	0.0%
Interest income	119	0.7%	35	0.3%
Change in fair value warranty liability	260	1.6%	0	0.0%
Other (income) expenses	(34)	-0.2%	1	0.0%
Finance costs	(966)	-6.0%	(405)	-3.4%

Income (loss) before income taxes and
noncontrolling interest	50	0.3%	566	4.8%
Income taxes	(136)	-0.8%	(163)	- 1.4%
Noncontrolling interest	6	0.0%	(16)	0.1%

Net income (loss) attributable to Company’s common stockholders	(80)	-0.5%	387	3.3%

	Three Months	Three Months	Dollar ($)	Percentage
	Ended on	Ended on	Increase	Increase
	March 31, 2011	March 31, 2010	(Decrease)	(Decrease)
Dollars in thousands

Net Sales	16,184	11,861	4,323	36.4%
Cost of sales	11,896	7,888	4,008	50.8%
Gross profit	4,288	3,973	314	7.9%

Operating expenses
General & administrative expenses	1,504	1,429	75	5.3%
Research and development cost	141	185	(42)	-23.3%
Selling expenses	1,972	1,495	477	31.9%
Total operating expenses	3,617	3,108	509	16.4%

Income (loss) from operations	671	865	(195)	-22.3%
Government grant income	1	71	(70)	-98.6%
Guarantee income	87		87	100.0%
Guarantee expenses	(88)		(88)	100.0%
Interest income	119	35	85	244.1%
Change in fair value warranty liability	260	0	260	100.0%
Other (income) expenses	(34)	1	(35)	-5174.0%
Finance costs	(966)	(405)	(561)	138.3%

Income (loss) before income taxes and
noncontrolling interest	50	566	(516)	-91.1%
Income taxes	(136)	(163)	27	-16.5%
Noncontrolling interest	6	(16)	22	-136.8%

Net income (loss) attributable to Company’s common stockholders	(80)	387	(466)	-120.4%

Sales revenues. Sales revenues increased approximately $4.3 million, or approximately 36.4%, to approximately $16.2 million for the three months ended March 31, 2011 from approximately $11.9 million for the three months ended March 31, 2010. Our sales revenue is currently generated from sales of our mineral-based refractory products, primarily our refractory products, industrial ceramic products and fracture proppant products. The increase was mainly attributable to increased sales from our fracture proppant segment, particularly increased export sales compared with the same period in 2010.

In our refractory segment, we sold 20,205 metric tons of refractory products in the first quarter of 2011, a 1.9% decrease compared with 20,600 metric tons sold in the same period of 2010. The revenue from our refractory products decreased to approximately $9.9 million in the first quarter of 2011 from approximately $10.4 million in the same period of 2010. The sales decrease was primarily due to a decrease in average selling prices, which reached $492 per metric ton in the first quarter of 2011, representing a 1.6% decrease compared with $500 per metric ton in the same period of 2010.

In our fracture proppant segment, we sold 12,513 metric tons of fracture proppant products in the first quarter of 2011, compared with the 2,600 metric tons in the same period of 2010. The dramatic increase in sales volume was primarily driven by strong demand from our US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $5.2 million in the first quarter of 2011, an increase of 333.3% compared with approximately $1.2 million in the first quarter of 2010. Average selling price decreased to $415 per metric ton in the first quarter of 2011, compared with $450 per metric ton in the same period of 2010. The decrease in average selling price lies in the fact that we sold primarily lower-end products during the first quarter of 2011 compared with 41% higher-end products sales in the same period of 2010.

In our industrial ceramics segment, revenue was $229,602 in the first quarter of 2011 compared with $276,097 in the same period of 2010.

In our fine precision abrasives segment, we realized sales of 202 ton in 2011, for revenue of approximately $0.8 million

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of our raw materials, components, labor and overhead. Our cost of goods sold increased approximately $4.0 million, or 50.8%, to approximately $11.9 million for the three months ended March 31, 2011 from approximately $7.9 million during the three months ended March 31, 2010. As a percentage of net revenues, the cost of goods sold increased by 7.0% to 73.5% in the three months ended March 31, 2011 from 66.5% during the three months ended March 31, 2010.

Gross profit. Our gross profit increased approximately $0.3 million, or approximately 7.9%, to approximately $4.3 million for the three months ended March 31, 2011 from approximately $4.0 million for the three months ended March 31, 2010. Gross profit as a percentage of net revenues was 26.5% for the three months ended March 31, 2011, as compared with 33.5% for the three months ended March 31, 2010. The percentage decrease was mainly due to the decrease in average sales price and larger proportion of middle and lower-end products sold compared with the same period in 2010.

General administrative expenses. Our general administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses slightly increased 5.2%, to approximately $1.5 million for the three months ended March 31, 2011, from approximately $1.4 million for the same period in 2010. The increase is mainly due to approximately $0.1 million increase in consulting fees. As a percentage of net revenues, administrative expenses decreased to 9.3% for the three months ended March 31, 2011 as compared with 12.0% for the three months ended March 31, 2010.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related costs. Selling expenses increased by approximately $0.5 million to approximately $2.0 million compared with approximately $1.5 million in the three months ended March 31, 2010. As a percentage of net revenues, our selling expenses decreased slightly, to 12.2% for the three months ended March 31, 2011, as compared to 12.6% for the same period in 2010.

Research and development cost. Our research and development cost increased to $141,327 for the three months ended March 31, 2011, compared with approximately $184,000 for the same period in 2010. The decrease in R&D is mainly due to less research projects in progress during the three months ended March 31, 2011 compared to the same period in 2010.

Government grant income. Our government grant income decreased by $70,149, to approximately $883 in the first three months in 2011, compared with $71,032 in the same period in 2010. The decrease was primarily due to the absence of one time government loan subsidy in the amount of $70,000 to Refractories business we were awarded in 2010.

Finance costst. Our finance costs increased by approximately $0.6 million, or 138.3%, to approximately $1.0 million in the three months end March 31, 2011, from approximately $0.4 million in the same period in 2010. As a percentage of net revenues, our finance cost was 6.0% in the first quarter in 2011 and 3.4% in the same period in 2010. This significant increase was primarily due to an increase of approximately $0.2 million in discounted interest cost, due to the discounting of an increased number of receivables in an effort to accelerate turnover rate, and an increase of approximately $0.3 million in bank charges, due to an increase in short-term bank loans from domestic commercial banks in order to meet our working capital needs.

Income (loss) before income taxes and non-controlling interests. Income before income taxes and non-controlling interest was $50,386 for the three months ended March 31, 2011, a decrease of 91.2% from approximately $0.6 million for the same period in 2010. The decrease was primarily attributable to lower operating income and higher finance cost during the quarter.

Income taxes. Our income taxes were $136,171 for the three months ended March 31, 2011, an increase of approximately $27,000 or 16.5% from approximately $163,000 for the three months ended March 31, 2010, and the increase was primarily attributable to tax benefit of $186,708 from Refractories net our deferred tax liability of $50,537.

Net income. Our net income decreased approximately $0.5 million, or 120.6%, to a net loss of approximately $79,934 for the three months ended March 31, 2011 from net income of approximately $0.4 million for the same period of 2010. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $0.5 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Net cash used in operating activities	(459)	(551)
Net cash used in investing activities	(3,357)	(813)
Net cash provided by financing activities	14,342	893
Net cash inflow/ (outflow)	10,547	(471)

Operating Activities

Net cash used in operating activities in the first three months ended March 31, 2011 totaled $0.5 million approximately the same as that of the same period in 2010.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2011 was approximately $3.4million, which is an increase of approximately $2.6 million from net cash used in investing activities of $813,000 during the same period in 2010. The increase in net cash used in investing activities for the first three months of 2011 was primarily due to expansion of our proppant production lines and renovation of our office building.

Financing Activities

Net cash provided by financing activities was approximately $14.3 million during the three months ended March 31, 2011, compared with net cash provided by financing activities of approximately $0.9 million during the same period of 2010. The shift in cash flow from financing activities was mainly due to the repayment of domestic bank loans of approximately $6.5 million, and an approximately $8.9 million decrease in restricted cash for financing activities with domestic commercial banks, partially offset by cash provided by our January 2011 equity financing in the amount of net proceeds $9.2 million.

Loan Facilities

In the first three months ended March 31, 2011, we secured new loans totaling $19.3 million from banks for the working capital needs, and we repaid $6.5 million in other loans during the period. As a result, the balance of all bank loans and borrowing as of March 31, 2011 was approximately $54.5 million, which includes $30.1 million short-term bank loans and $24.4 million of bank borrowing secured by bank deposits. We might need additional credit facilities for to fund new production line construction.

As of March 31, 2011, the maturities for all our bank loans are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	City Credit Cooperatives in Gongyi	2010-04-27 to 2011-04-26	1 year	$761,000
2	Facility Bank Loan	China CITIC Bank	2010-05-14 to 2011-05-13	1 year	$2,283,000
3	Facility Bank Loan	Agricultural Bank of China	2010-05-24 to 2011-05-23	1 year	$6,088,000
4	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	$4,566,000
5	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	$3,044,000
6	Facility Bank Loan	China Merchants Bank	2010-06-24 to 2011-06-23	1 year	$1,522,000
7	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2011-09-15	1 year	$761,000
8	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2011-09-15	1 year	$380,500
9	Facility Bank Loan	Kaifeng Commercial Bank	2010-09-28 to 2011-09-27	1 year	$4,566,000
10	Facility Bank Loan	Shanghai Pudong Development Bank	2011-01-06 to 2012-01-05	1 year	$3,044,000
11	Facility Bank Loan	Bank of China	2011-03-29 to 2012-03-28	1 year	$76,100
12	Facility Bank Loan	Industrial and Commercial Bank of China	2011-01-18 to 2012-01-09	1 year	$3,044,000
13	Bank borrowing	Kaifeng Bank	2010-10-18 to 2011-04-17	6 months	$1,416,487
14	Bank borrowing	Zhengzhou Bank	2010-12-29 to 2011-06-29	6 months	$3,044,000
15	Bank borrowing	Guangdong Development Bank	2011-01-12 to 2011-07-12	6 months	$2,891,800
16	Bank borrowing	Guangdong Development Bank	2011-01-13 to 2011-07-13	6 months	$1,522,000
17	Bank borrowing	China CITIC Bank	2011-01-17 to 2011-07-17	6 months	$1,522,000
18	Bank borrowing	Industrial and Commercial Bank of China	2011-01-21 to 2011-07-21	6 months	$761,000
19	Bank borrowing	Zhengzhou Bank	2011-02-25 to 2011-08-25	6 months	$1,522,000
20	Bank borrowing	Guangdong Development Bank	2011-02-28 to 2011-08-28	6 months	$1,522,000
21	Bank borrowing	China Merchants Bank	2011-03-04 to 2011-09-04	6 months	$1,522,000
22	Bank borrowing	Guangdong Development Bank	2011-03-02 to 2011-09-02	6 months	$1,522,000
23	Bank borrowing	Agricultural Bank of China	2011-03-09 to 2011-09-09	6 months	$1,522,000
24	Bank borrowing	Luoyang Bank	2011-03-11 to 2011-09-11	6 months	$1,522,000
25	Bank borrowing	Bank of China	2011-03-22 to 2011-09-21	6 months	$1,369,800
26	Bank borrowing	Agricultural Bank of China	2011-03-23 to 2011-09-23	6 months	$1,217,600
27	Bank borrowing	Luoyang Bank	2011-03-18 to 2011-09-18	6 months	$1,522,000

We have approximately $54.5 million of collateralized bank loans, which includes approximately $30.1 million of facility bank loans, maturing on April 26, May 13, May 23, June 23, September 15, September 27, December 16, 2011, January 5, January 9 and March 28, 2012 respectively, and approximately $24.4 million of bank borrowing secured by bank deposits. We will also consider refinancing debt. However, we cannot provide assurance that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On April 27, 2010, our subsidiary, Duesail ,entered into a short term working capital loan agreement, with City Credit Cooperatives in Gongyi whereby City Credit Cooperatives agreed to loan approximately $761,000 at 10.51% for a term of one year, at an interest of per year on all outstanding principle.

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

On January 6, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPDB”), whereby SPDB has agreed to loan approximately $0.7 milion (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal.

On March 29, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Bank of China of Gongyi (“BC”), whereby BC has agreed to loan approximately $76,100 (RMB 0.5 million) to Duesail for a term of one year, at an interest rate of 7.61% per year on all outstanding principal.

On January 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $3.0 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal.

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

Recently issued accounting pronouncements

The Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (ASU) No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU update has no material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310). ASU 2011-02 clarifies the criteria for a restructuring to be classified as a TDR. The effective date of ASU 2011-02 will be the first interim or annual period beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles - Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU update has no material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU update has no material impact on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, and our interim Chief Financial Officer, Hongfeng Jin, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our management concluded that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements, which was disclosed under Item 9A-"Controls and Procedures- Management's Annual Report on Internal Control Over Financial Reporting" in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011, still exists. We are committed to remediating the material weakness identified above. Because this material weakness was related to a lack of sufficient technical accounting expertise and knowledge of U.S. GAAP that are relevant to the Company’s financial reporting requirements, we plan to hire financial consultant knowledgeable of U.S. GAAP to remediate this material weakness. We believe that the hiring of a financial advisor knowledgeable of U.S. GAAP will permit our senior financial management team, led by our interim CFO, to increase its focus on our compliance with U.S. GAAP. In addition, since July 2010, we have conducted several internal training sessions for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing. We believe our greater emphasis on the training of our internal accounting staff and our improved internal audit procedures will also improve the effectiveness and reliability of our internal control over financial reporting.

As a result of the material weakness described above, our CEO and interim CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2011.

ITEM 4.     OTHER INFORMATION.

Not applicable.

ITEM 5.     EXHIBITS.

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

CHINA GENGSHENG MINERALS, INC.

Date: May 15, 2011	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: May 15, 2011	By: /s/ Hongfeng Jin
Hongfeng Jin
Interim Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)