Form 10-Q
period 2011-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2011-08-15
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [  ]       No [X]

As of August 15, 2011, there were 26,794,386 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended June 30, 2011 (Unaudited) and 2010 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010	5
Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2011 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3. Quantitative and Qualitative Disclosure About Market Risk.	40
Item 4. Controls and Procedures.	40

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	41
Item 1A. Risk Factors.	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	41
Item 3. Defaults Upon Senior Securities.	41
Item 5. Other Information.	42
Item 6. Exhibits.	42

SIGNATURES	43

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$9,489,179	$925,052
Restricted cash - Note 5	54,456,767	21,693,100
Trade receivables, net	43,440,099	43,240,996
Bills receivable	14,342,701	3,074,156
Other receivables, prepayments and payment in advance - Note 6	12,457,256	7,024,142
Advances to senior management	-	51,449
Inventories - Note 7	21,887,036	15,679,492
Deferred tax assets	90,633	244,046

Total current assets	156,163,671	91,932,433

Deposits for acquisition of a non-consolidated affiliate	2,320,500	2,275,500
Deposits for acquisition of land use right, property, plant and equipment	5,118,267	1,061,502
Goodwill - Note 8	467,693	441,089
Intangible assets, net - Note 8	348,570	379,250
Property, plant and equipment, net - Note 9	30,007,413	26,188,235
Land use rights, net	951,726	944,166

TOTAL ASSETS	$195,377,840	$123,222,175

LIABILITIES AND EQUITY

Current liabilities
Trade payables	$19,930,549	$14,279,568
Bills payable - Note 5	27,343,225	8,495,200
Other payables and accrued expenses	6,432,959	5,198,131
Deferred revenue - Government grants	355,810	394,420
Provision for warranty	71,118	69,739
Income taxes payable	580,847	606,877
Non-interest-bearing loans - Note 10	906,651	1,062,114
Collateralized bank loans - Note 11	79,314,071	41,641,650
Deferred tax liabilities	132,093	149,578
Warrant liabilities - Note 12	60,000	-

TOTAL LIABILITIES	$135,127,323	$71,897,277

COMMITMENTS AND CONTINGENCIES - Note 17

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - par value $0.001 per share Authorized 50,000,000 shares; none issued and outstanding	$-	$-
Common stock - par value $0.001 per share - Note 13 Authorized 100,000,000 shares; issued and outstanding 26,794,386 shares as of June 30, 2011 and 24,294,386 shares as of December 31, 2010	26,794	24,294
Additional paid-in capital - Note 13	28,189,354	19,903,388
Statutory and other reserves	7,521,114	7,521,114
Accumulated other comprehensive income	6,940,695	5,949,455
Retained earnings	17,309,758	17,636,730

Total China GengSheng Minerals, Inc. (the “Company”) stockholders' equity	59,987,715	51,034,981
NONCONTROLLING INTEREST	262,802	289,917

TOTAL EQUITY	60,250,517	51,324,898

TOTAL LIABILITIES AND EQUITY	$195,377,840	$123,222,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Sales revenue	$20,435,922	$14,994,327	$36,619,751	$26,855,679
Cost of goods sold	(15,101,251)	(10,078,087)	(26,997,445)	(17,966,145)

Gross profit	5,334,671	4,916,240	9,622,306	8,889,534

Operating expenses
General and administrative expenses	1,629,380	1,419,680	3,133,598	2,848,652
Research and development expenses	145,202	313,474	286,529	497,707
Selling expenses	2,761,122	1,810,607	4,733,057	3,305,556

Total operating expenses	4,535,704	3,543,761	8,153,184	6,651,915

Net operating income	798,967	1,372,479	1,469,122	2,237,619

Other income (expenses)
Government grant income	16,802	-	17,685	71,032
Guarantee income	122,952	-	210,248	-
Guarantee expenses	(88,877)	-	(176,392)	-
Interest income	62,893	123,773	182,381	158,499
Change in fair value of warrant liabilities - Note 12	650,000	-	910,000	-
Other (expenses) income	(33,533)	3,087	(67,722)	3,696
Finance costs - Note 14	(1,571,367)	(343,762)	(2,537,099)	(748,958)

Total other expenses	(841,130)	(216,902)	(1,460,899)	(515,731)

(Loss) income before income taxes and noncontrolling interest	(42,163)	1,155,577	8,223	1,721,888
Income taxes - Note 15	(226,139)	(121,495)	(362,310)	(284,610)

Net (loss) income before noncontrolling interest	(268,302)	1,034,082	(354,087)	1,437,278
Net loss (income) attributable to noncontrolling interest	21,264	(11,151)	27,115	(27,065)

Net (loss) income attributable to Company’s common stockholders	$(247,038)	$1,022,931	$(326,972)	$1,410,213

Net (loss) income before noncontrolling interest	$(268,302)	$1,034,082	$(354,087)	$1,437,278
Other comprehensive income
Foreign currency translation adjustments	786,396	196,977	991,240	197,417

Comprehensive income	518,094	1,231,059	637,153	1,634,695
Comprehensive loss (income) attributable to noncontrolling interest	21,264	(12,815)	27,115	(28,729)

Comprehensive income attributable to Company’s common stockholders	$539,358	$1,218,244	$664,268	$1,605,966

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Cont’d)

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
(Loss) earnings per share - Note 16 - Basic and diluted attributable to Company’s common stockholders	$(0.01)	$0.04	$(0.01)	$0.06
Weighted average number of shares - Basic and diluted	26,794,386	24,267,820	26,711,513	24,187,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	(Unaudited)
	2011	2010
Cash flows from operating activities
Net (loss) income before noncontrolling interest	$(354,087)	$1,437,278
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash flows (used in) provided by operating activities:
Depreciation	1,040,195	715,568
Amortization of land use right	10,481	11,305
Amortization of intangible assets	38,180	26,673
Deferred taxes	153,413	(30,558)
Allowance for (reversal of) doubtful accounts	432,040	(7,347)
Share-based compensation	-	274,100
Deferred revenue amortized	(45,816)	-
Loss on disposal of property, plant and equipment	29,813	-
Change in fair value of warrant liabilities	(910,000)	-
Changes in operating assets and liabilities:
Restricted cash	(4,859,443)	(5,868,000)
Trade receivables	215,589	(2,343,030)
Bills receivable	(11,064,303)	1,295,022
Other receivables and prepayments	(5,214,083)	(2,972,917)
Inventories	(5,821,702)	(3,073,420)
Other payables and accrued expenses	1,117,543	2,364,009
Trade payables	5,299,877	923,879
Bills payable	18,440,940	7,247,800
Income taxes payable	(54,322)	91,166

Net cash flows (used in) provided by operating activities	(1,545,685)	91,528

Cash flows from investing activities
Payments for deposits of acquisition of land use right,
property, plant and equipment	(3,984,119)	(558,923)
Proceeds from disposal of property, plant and equipment	64,092	-
Payments for acquisition of property, plant and equipment	(4,397,877)	(2,964,340)

Net cash flows used in investing activities	(8,317,904)	(3,523,263)

Cash flows from financing activities
Net proceeds from issue of shares	9,258,466	-
(Increase) decrease in restricted cash	(27,061,374)	4,987,800
Proceeds from bank loans	64,935,933	19,364,400
Repayment of bank loans	(28,558,640)	(18,044,100)
Proceeds from non-interest-bearing loans	305,440	1,503,675
Repayment of non-interest-bearing loans	(479,649)	(611,006)
Government grant received	-	178,974

Net cash flows provided by financing activities	18,400,176	7,379,743

Effect of foreign currency translation on cash and cash equivalents	27,540	20,074

Net increase in cash and cash equivalents	8,564,127	3,968,082
Cash and cash equivalents - beginning of period	925,052	992,204

Cash and cash equivalents - end of period	$9,489,179	$4,960,286

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)

	Six months ended June 30,
	(Unaudited)
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,537,099	$481,138
Income taxes	$262,133	$191,789

Non-cash investing and financing transactions:
Warrants issued to investors in connection with the private placement	$970,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total

Balance, December 31, 2010	24,294,386	$24,294	$19,903,388	$7,521,114	$5,949,455	$17,636,730	$289,917	$51,324,898
Share issued for proceeds of $10 million - Note 13	2,500,000	2,500	9,027,500	-	-	-	-	9,030,000
Cost of raising capital	-	-	(741,534)	-	-	-	-	(741,534)
Net loss	-	-	-	-	-	(326,972)	(27,115)	(354,087)
Foreign currency translation adjustments	-	-	-	-	991,240	-	-	991,240

Balance, June 30, 2011	26,794,386	$26,794	$28,189,354	$7,521,114	$6,940,695	$17,309,758	$262,802	$60,250,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation and change of accounting estimate

Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Change of accounting estimate

During the first quarter of 2011, the Company completed a review of the estimated useful life of its unpatented technology. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the remaining useful life of that unpatented technology is five years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the six months ended June 30, 2011, amortization expense, which is included in administrative expenses, was $38,180. The effect of this change on basic and diluted loss per share for the six months ended June 30, 2011 was $0.0014 per share.

2.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) under the symbol “CHGS.” Prior to March 4, 2010, the Company’s common stock traded on the Over-the-Counter Bulletin Board under the symbol “CHGS.OB”.

Currently the Company has the following eight subsidiaries:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

GengSheng International Corporation ( “GengSheng International” )	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd. ( “Refractories” )	The People's Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractory products

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information (Cont’d)

Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature” )	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh” )	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

ZhengZhou Duesail Fracture Proppant Co., Ltd. (“Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing” )	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

3.	Description of business

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Shangdong Steel Co., Ltd.	$2,306,904	$1,880,601	$4,102,856	$3,730,914
AMSAT International Limited	2,655,875	-	5,327,097	1,987,089
Shanghai Jolly Trading Co., Ltd.	3,282,103	-	4,371,176	-

	$8,244,882	$1,880,601	$13,801,129	$5,718,003

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The Company’s financial instruments carried at fair value include warrant liabilities only. The required disclosure is set out in Note 12.

Except for the warrant liabilities, the carrying amounts of financial assets and liabilities approximate their fair value due to short maturities.

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In April 2011, the FASB issued ASU 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The management is assessing the impact of this ASU on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU has no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) work together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Restricted cash and bills payable

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable (Note)	$13,585,646	$8,495,200
Bank deposits held as collateral for bank loans	40,871,121	13,197,900

	$54,456,767	$21,693,100

Note :-

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

6.	Other receivables, prepayments and payment in advance

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Other receivables	$7,527,809	$5,475,245
Allowance for doubtful accounts	(381,997)	(374,590)

	7,145,812	5,100,655
Prepayments	4,339,928	970,811
Government grants receivable (Note)	971,516	952,676

	$12,457,256	$7,024,142

Note :-

The government grants receivable of $971,516 was granted by two local government bureaus to the Company in 2007 and 2009. The Company is currently evaluating the collectability and timing of the receipt of these grants. No allowance against these receivable has been recorded as of June 30, 2011.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Inventories

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Raw materials	$7,849,046	$7,699,321
Work-in-progress	3,676,645	1,796,236
Finished goods	10,387,325	6,209,411

	21,913,016	15,704,968
Allowance for obsolete inventories	(25,980)	(25,476)

	$21,887,036	$15,679,492

No allowance for obsolete inventories was recognized in the cost of goods sold during the six months ended June 30, 2011 and 2010.

8.	Goodwill and intangible assets, net

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs:
Unpatented technology (Note a)	$386,750	$379,250
Accumulated amortization	(38,180)	-

Net	$348,570	$379,250

Goodwill (Note b)	$467,693	$441,089

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

During the six months ended June 30, 2011 and 2010, amortization charge was $38,180 and $Nil respectively.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

9.	Property, plant and equipment, net

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs:
Buildings	$20,022,672	$19,737,372
Plant and machinery	9,403,254	9,070,723
Furniture, fixture and equipment	747,145	675,398
Motor vehicles	2,120,406	2,093,928

	32,293,477	31,577,421
Accumulated depreciation	(6,689,899)	(5,589,635)
Construction in progress (Note)	4,403,835	200,449

Net	$30,007,413	$26,188,235

Note :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and factories.

10.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and government authority and are repayable on demand.

11.	Collateralized bank loans

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$79,314,071	$41,641,650

The above bank loans are denominated in RMB and carry average interest rates at 6.86% per annum with maturity dates ranging from three months to nine months.

The bank loans as of June 30, 2011 were secured by the followings:

(a) Guarantee executed by Mr. Shunqing Zhang, a director and a shareholder of the Company;
(b) Guarantee executed by business associates (Note 17(b)); and
(c) Bank deposits of $40,871,121 (Note 5).

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

12.	Warrant liabilities

In accordance with ASC 815, the one year warrants, which were issued in a private placement completed as of January 7, 2011 as stated in Note 13, to purchase up to 1,000,000 common shares are not considered indexed to the Company’s own equity and should be classified as derivative financial liability at fair value for each reporting period. Accordingly, a part of the net proceed from the private placement amounting to $970,000 representing the fair value at initial recognition, was allocated to warrant liabilities.

The fair value of these warrants was calculated using black-scholes option valuation model. The assumptions that were used to calculate fair value of the warrants as of June 30, 2011 are as follows: -

Expected volatility of 76.53%
Expected dividend yield of 0%
Risk-free interest rate of 0.07%
Expected lives of 1/2 year
Exercise price of $4 per share

As of June 30, 2011, the fair value of warrant liabilities was $60,000, and corresponding gain on change in fair value of warrant liabilities of $910,000 was recognized in the condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2011.

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

The warrant liabilities are determined by using Level 3 inputs. The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our condensed consolidated balance sheet during the period ended June 30, 2011 :-

Warrant
liabilities

Balance, January 1, 2011	$-
Purchase, issuances and settlements	970,000
Total gains (realized/unrealized)	(910,000)
Transfer in and/or out of Level 3	-

Balance, June 30, 2011	$60,000

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2011	24,294,386	$24,294	$19,903,388
Share issued for proceeds of $10 million (Note)	2,500,000	2,500	9,027,500
Cost of raising capital	-	-	(741,534)

Balance, June 30, 2011	26,794,386	$26,794	$28,189,354

Note :-

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

14.	Finance costs

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Interest expenses	$247,815	$281,315	$1,061,541	$512,005
Bills discounting charges	1,323,552	32,596	1,475,558	203,156
Bank charges	-	29,851	-	33,797

	$1,571,367	$343,762	$2,537,099	$748,958

15.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2011, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

15.	Income taxes (Cont’d)

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

		Period ended June 30,
	Note	2011	2010

Refractories	(a)	15%	15%
High-Temperature		25%	25%
Duesail	(a)	12.5%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	N/A

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

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of June 30, 2011 and 2010.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

16.	(Loss) earnings per share

During the reporting periods, certain share-based awards and warrants were not included in the computation of diluted (loss) earnings per share because they were anti-dilutive. Accordingly, the basic and diluted (loss) earnings per share are the same.

17.	Commitments and contingencies

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

	(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Guaranteed amount	$43,780,100	$34,587,600

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	Six months
	ended	Year ended
	June 30,	December 31,
	2011	2010

Balance at beginning of period/year	$392,978	$-
Recognized as expenses for the period/year	176,392	622,192
Recognized as income for the period/year	(210,248)	(238,798)
Translation adjustments	7,332	9,584

Balance at end of period/year	$366,454	$392,978

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Commitments and contingencies (Cont’d)

Guarantees as of June 30, 2011 are further analyzed as below :-

	Term loan		Interest		Principal	Outstanding	Outstanding	Estimated
	draw down		rate (per		repaid up to	as of	interest as of	maximum
Guarantee	date	Expiry date	annum)	Loan principal	June 30, 2011	June 30, 2011	June 30, 2011	exposure

Local government authorities and their controlled entity
(Note i)	6/21/2011	6/20/2012	5.31%	$3,867,500	$-	$3,867,500	$202,736	$4,070,236
	12/30/2009	12/29/2012	7.56%	7,735,000	-	7,735,000	865,922	8,600,922

Business associates
(Note ii)	8/13/2010	8/12/2011	5.31%	1,547,000	-	1,547,000	6,758	1,553,758
	7/29/2010	7/28/2011	6.37%	3,094,000	-	3,094,000	16,219	3,110,219
	9/27/2010	9/26/2011	5.31%	3,094,000	-	3,094,000	40,547	3,134,547
	10/29/2010	10/28/2011	5.31%	3,094,000	-	3,094,000	54,063	3,148,063
	12/8/2010	12/7/2011	5.56%	3,094,000	-	3,094,000	70,760	3,164,760
	12/22/2010	12/21/2011	5.56%	3,094,000	-	3,094,000	84,912	3,178,912
	1/24/2011	1/23/2012	5.83%	7,735,000	-	7,735,000	259,688	7,994,688
	3/8/2011	3/8/2012	6.43%	2,011,100	-	2,011,100	85,041	2,096,141
	3/22/2011	3/21/2012	5.84%	4,641,000	-	4,641,000	200,709	4,841,709
	12/25/2010	12/24/2011	8.41%	773,500	-	773,500	32,117	805,617

				$43,780,100	$-	$43,780,100	$1,919,472	$45,699,572

Notes :-

i)

To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local government authorities and their controlled entity.

ii)

During the period ended June 30, 2011, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 11(b)). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

All the above guarantees have no recourse provision that would enable the Company to recover from third parties of any amounts paid under the guarantees and any assets held either as collateral or by third parties that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees.

If the third parties fail to perform under their contractual obligations, the Company will make future payments including the contractual principal amounts, related interest and penalties.

(c)

As of June 30, 2011, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $2,961,616, which was contracted for but not provided in these financial statements.

(d)	As of June 30, 2011, the Company had capital commitments in respect of the acquisition of land use right amounting to $530,480, which was not contracted for but provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Commitments and contingencies (Cont’d)

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

18.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive income. The Company contributed $215,052 and $152,076 for the six months ended June 30, 2011 and 2010, respectively.

19.	Segment information

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

Adjustments and eliminations of inter-company transactions were not included in determining segment (loss) profit, as they are not used by the chief operating decision maker.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

19.	Segment information (Cont'd)

Three months ended June 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$12,544,952	$11,342,586	$492,443	$559,158	$5,936,034	$3,092,583	$1,462,493	$-	$20,435,922	$14,994,327
Segment (loss) profit	$(915,604)	$550,773	$(51,008)	$113,527	$132,931	$681,845	$33,610	$(186,218)	$(800,071)	$1,159,927

Six months ended June 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$22,479,878	$21,726,148	$722,045	$835,255	$11,135,889	$4,294,276	$2,281,939	$-	$36,619,751	$26,855,679
Segment (loss) profit	$(1,469,391)	$1,205,638	$(105,847)	$304,173	$693,199	$886,220	$(123,599)	$(407,663)	$(1,005,638)	$1,988,368

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	June	December	June	December	June	December	June	December	June	December
	30,	31,	30,	31,	30,	31,	30,	31,	30,	31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$91,734,332	$77,755,761	$3,748,445	$3,919,714	$69,494,216	$22,978,666	$26,901,375	$18,533,348	$191,878,368	$123,187,489

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

19.	Segment information (Cont'd)

Segment information by products for the three months ended June 30, 2011 and 2010

						Wearable		Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	abrasives	Total

Three months ended June 30, 2011 (Unaudited)

Revenue	$7,601,630	$279,013	$4,664,310	$334,239	$156,882	$1,321	$5,936,034	$1,462,493	$20,435,922

Three months ended June 30, 2010 (Unaudited)

Revenue	$7,678,127	$-	$3,664,459	$203,677	$351,348	$4,134	$3,092,582	$-	$14,994,327

Segment information by products for the six months ended June 30, 2011 and 2010

						Wearable		Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	abrasives	Total

Six months ended June 30, 2011 (Unaudited)

Revenue	$12,898,420	$279,013	$9,302,445	$334,239	$381,738	$6,068	$11,135,889	$2,281,939	$36,619,751

Six months ended June 30, 2010 (Unaudited)

Revenue	$14,162,699	$-	$7,563,449	$229,184	$593,437	$12,634	$4,294,276	$-	$26,855,679

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended June 30,
	(Unaudited)
	2011	2010

Total (loss) profit for reportable segments	$(800,071)	$1,159,927
Unallocated amounts relating to operations:
General and administrative expenses	-	(4,350)
Other income	107,908	-
Change in fair value of warrant liabilities	650,000	-

(Loss) income before income taxes and noncontrolling interest	$(42,163)	$1,155,577

	Six months ended June 30,
	(Unaudited)
	2011	2010

Total (loss) profit for reportable segments	$(1,005,638)	$1,988,368
Unallocated amounts relating to operations:
General and administrative expenses	(4,047)	(266,480)
Other income	107,908	-
Change in fair value of warrant liabilities	910,000	-

Income before income taxes and noncontrolling interest	$8,223	$1,721,888

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

19.	Segment information (Cont'd)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$191,878,368	$123,187,489
Cash and cash equivalents	3,491,925	27,132
Other receivables	7,547	7,554

	$195,377,840	$123,222,175

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended June 30,
	(Unaudited)
	2011	2010

PRC	$17,063,408	$11,833,099
United States of America	2,745,380	1,986,702
Others (Note)	627,134	1,174,526

Total	$20,435,922	$14,994,327

	Six months ended June 30,
	(Unaudited)
	2011	2010

PRC	$30,313,507	$23,279,069
United States of America	5,474,481	2,010,632
Others (Note)	831,763	1,565,978

Total	$36,619,751	$26,855,679

Note :-

They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

20.	Related party transactions

Apart from the information as disclosed in elsewhere in the condensed consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

21.	Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2011 and through the date the financial statements were issued and have determined that there is no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, GengSheng International Corporation, or International, and International 's direct and wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s direct and wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and International’s wholly-owned Chinese subsidiary Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s direct majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature and Refractories’s direct and wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized and Henan GengSheng's direct and wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, SouthEast Prefecture, Guizhou or Shunda;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1517 for its December 31, 2010 audited balance sheet, and RMB1 = $0.1547 for its June, 30 2011 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.15272 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of 2011, and RMB1 = $0.1467 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of 2010; both of which were based on the average currency conversion rate for each respective quarter.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”) and Henan Yuxing Proppant Co., Ltd., (“Yuxing”) , and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our direct, wholly owned BVI subsidiary, GengSheng International, and its direct and wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

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

Our Products

The following table set forth sales information about our product mix in each of the second quarter of 2011 and 2010, and the first six months of 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)
	Three Months Ended June 30				Six Months Ended June 30
	2011		2010		2011		2010
		Percentage		Percentage		Percentage		Percentage
	Revenue	of net	Revenue	of net	Revenue	of net	Revenue	of net
		revenues		revenues		revenues		revenues
Refractories	12,545	61.4%	11,342	75.7%	22,480	61.4%	21,726	80.9%
Industrial Ceramics	492	2.4%	559	3.7%	722	2.0%	835	3.1%
Fracture Proppants	5,936	29.0%	3,093	20.6%	11,136	30.4%	4,294	16.0%
Fine Precision Abrasives	1,463	7.2%	0	0%	2,282	6.2%	0	0%
	20,436	100.0%	14,994	100.0%	36,620	100.0%	26,855	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 61.4% of total revenue in the second quarter of 2011. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

We also have a production line for pressed bricks, which is a type of “shaped” refractory, for steel production. The annual designed production capacity of our shaped refractory products is approximately 15,000 metric tons. Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 32.4% of the Company’s total sales in the first six months of 2011, compared with 40.6% in the same period of 2010. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 2.4% of the total revenue in the second quarter of 2011. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

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

Fracture Proppants

Fracture Proppants accounted for approximately 29.0% of the total revenue in the second quarter of 2011. Our fracture proppants are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppants for their oil and gas-drilling operation.

Fine precision abrasives

Fine precision abrasives accounted for 7.2% of our total revenue in the second quarter of 2011. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture industry development, semiconductor, silicon chip, plastic and lens. A description of its features is as follows:

Ultrafine precision abrasives. This product is a fine alumina or silicon carbide powder whose size is measured in microns. This product has characteristics suitable for wire slicing and specific polishing.

Second Quarter of 2011 Highlights

In the second quarter of 2011, revenue from fracture proppant products reached $5.9 million, a 90.3% increase compared with $3.1 million during the same period of 2010. The revenue growth is driven mainly by significant demand from our US customers who use our products in their new exploration technologies for natural gas.

Meanwhile, in our fine precision abrasives segment, we realized sales of 623 ton in the first six months of 2011, for revenue of approximately $2.3 million. The sales of fine precision abrasives products started in the third quarter of 2010.

Our financial performance in the second quarter is summarized as follows:

  Sales revenue increased by approximately $5.4 million, or 36.3%, to $20.4 million for the second quarter of 2011, from $15.0 million for the same period in 2010.

  Gross profit increased by approximately $0.4 million, or 8.5%, to approximately $5.3 million for the three months ended June 30, 2011, from approximately $4.9 million for the same period in 2010. Gross margin was 26.1% for the three months ended June 30, 2011, compared with 32.8% for the same period in 2010. The decrease in gross margin was largely attributed to the higher raw material costs in refractories segment, lower selling price in fracture proppants segment due to the volume discount given to our customers and lower gross margin in our fine precision abrasives segment before the product line reaching full capacity.

  Net income decreased by approximately $1.3 million, to a net loss of approximately $0.2 million for the second quarter of 2011, from net income of approximately $1.0 million for the same period in 2010.

  Our condensed consolidated balance sheet (unaudited) as of June 30, 2011 included current assets of approximately $156.2 million and total assets of approximately $195.4 million, with working capital of $21.0 million.

Uncertainties that Affect our Financial Condition

Industry Consolidation of Steel Millers

The steel industry in China achieved record raw steel output of approximately $570 million metric tons in 2010, an increase of 2.6% over 2009. Despite this record output, the industry is facing challenges related to overcapacity and the global economic recession. In addition, the PRC government’s policy aimed at improving the operational and energy efficiency of the Chinese steel industry is expected to squeeze out small to mid-sized steel makers, which may reduce market demand for refractories. To address these potential challenges, we plan to focus on providing high-efficiency, low-carbon, environmentally-friendly monolithic refractories.

Considerable Increase of Raw Material Prices and Decreasing Gross Margin

Along with most Chinese companies, we are facing higher raw material, fuel and utilities prices during the first half of 2011 as inflation and upstream pricing pressure continued. We raised selling prices of certain products to pass through some of these costs to our customers. However, due to the fragmented nature of our market, the increase was not in line with the increase in raw material prices. Although soaring materials costs and slower sales growth have impacted us less than some of our competitors, our gross margin and net income were negatively impacted by the slowdown in global economy. We will continue to optimize our products offering in an effort to ensure the most efficient resource allocation.

Longer payment term and significant receivables

Currently, the payment term of our receivables has cast certain concerns of the adequacy of our cash flow used in operating activities time by time. The payment term of receivables from our main steel customers is approximately 120-180 days. We have attempted to negotiate purchase agreements with our steel customers that call for either shortened payment terms or down payments to maintain sufficient cash flow for us to purchase raw materials and support our operations. We have successfully obtained down payments from certain customers in the second quarter. We have continued to receive the form of bankers’ acceptance drafts from some customers, allowing us to settle some trade debts among our suppliers. The maturity dates of these bankers’ acceptance drafts are 60 to 90 days, and we expect that our customers will pay off these drafts upon maturity. We expect to reach agreements with our major customers on shortened payment terms, which will relieve these capital constraints.

Recent Development

On July 19, 2011, the Company finished construction of the new fracture proppant manufacturing facility in Gongyi, Henan Province. The new facility is expected to increase the Company’s annual proppant manufacturing capacity by 60,000 tons.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2011 and 2010

The following table summarizes the results of our operations during the three month periods ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) during the three month periods ended June 30, 2011 and 2010.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended June 30, 2011		Ended June 30, 2010
				As a percentage
	Dollars	As a percentage of	Dollars	of
Statement of operations data:	in thousands	net revenues	in thousands	net revenues

Net Sales	20,436	100.0%	14,994	100.0%
Cost of sales	15,101	73.9%	10,078	67.2%
Gross profit	5,335	26.1%	4,916	32.8%

Operating expenses
General & administrative expenses	1,630	8.0%	1,420	9.5%
Research and development cost	145	0.7%	313	2.1%
Selling expenses	2,761	13.5%	1,811	12.1%
Total operating expenses	4,536	22.2%	3,544	23.7%

Income from operations	799	3.9%	1,372	9.1%
Government grant income	17	0.1%	0	0.0%
Guarantee income	123	0.6%	0	0.0%
Guarantee expenses	(89)	-0.4%	0	0.0%
Interest income	63	0.3%	124	0.8%
Change in fair value warranty liabilities	650	3.2%	0	0.0%
Other (expenses) income	(34)	-0.2%	3	0.0%
Finance costs, net	(1,571)	-7.7%	(344)	-2.2%

(Loss) income before income taxes and noncontrolling interest	(42)	-0.2%	1,155	7.7%
Income taxes	(226)	-1.1%	(121)	- 0.8%
Noncontrolling interest	21	0.1%	(11)	-0.1%

Net (loss) income attributable to Company’s common stockholders	(247)	-1.2%	1,023	6.8%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	June 30, 2011	June 30, 2010	(Decrease)	(Decrease)
Dollars in thousands

Net Sales	20,436	14,994	5,442	36.3%
Cost of sales	15,101	10,078	5,023	49.8%
Gross profit	5,335	4,916	419	8.5%

Operating expenses
General & administrative expenses	1,630	1,420	210	14.8%
Research and development cost	145	313	(168)	-53.7%
Selling expenses	2,761	1,811	950	52.5%
Total operating expenses	4,536	3,544	992	28.0%

Income from operations	799	1,372	(573)	-41.8%
Government grant income	17	0	17	100%
Guarantee income	123	0	123	100%
Guarantee expenses	(89)	0	(89)	-100%
Interest income	63	124	(61)	-49.2%
Change in fair value warranty liabilities	650	0	650	100%
Other (expenses) income	(34)	3	(37)	-1,233.3%
Finance costs, net	(1,571)	(344)	(1,227)	356.7%

(Loss) income before income taxes and noncontrolling interest	(42)	1,155	(1,197)	-103.6%
Income taxes	(226)	(121)	(105)	86.8%
Noncontrolling interest	21	(11)	32	290.9%

Net (loss) income attributable to Company’s common stockholders	(247)	1,023	(1,270)	-124.1%

Sales revenues. Sales revenues increased approximately $5.4 million, or 36.3%, to approximately $20.4 million for the three months ended June 30, 2011 from approximately $15.0 million for the three months ended June 30, 2010. Our sales revenue is currently generated from sales of our mineral-based refractory products, primarily our refractory products, industrial ceramic products, fracture proppant products and fine precision abrasives products. The increase was mainly attributable to increased sales from our fracture proppant segment and fine precision abrasives segment, particularly increased export sales of fracture proppant products compared with the same period in 2010.

In our refractory segment, we sold 27,686 metric tons of refractory products in the second quarter of 2011, a 9.5% decrease compared with 30,600 metric tons sold in the same period of 2010. The revenue from our refractory products increased to approximately $12.5 million in the second quarter of 2011 from approximately $11.3 million in the same period of 2010. The sales increase was primarily due to an increase in average selling prices, which reached $452 per metric ton in the second quarter of 2011, representing a 22.2% increase compared with $370 per metric ton in the same period of 2010.

In our fracture proppant segment, we sold 16,029 metric tons of fracture proppant products in the second quarter of 2011, compared with 7,700 metric tons sold in the same period of 2010. The large increase in sales volume was primarily driven by strong demand from our US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $5.9 million in the second quarter of 2011, an increase of 90.3% compared with approximately $3.1 million in the second quarter of 2010. Average selling price decreased to $373 per metric ton in the second quarter of 2011, compared with $400 per metric ton in the same period of 2010. The decrease in average selling price was the result of the volume discount given to our main customers.

In our industrial ceramics segment, revenue was $0.5 million in the second quarter of 2011 compared with $0.6 million in the same period of 2010.

In our fine precision abrasives segment, we realized sales of 421 ton for the three months ended June 30, 2011, for revenue of approximately $1.5 million. The sales of fine precision abrasives products started in the third quarter of 2010.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of our raw materials, components, labor and overhead. Our cost of goods sold increased approximately $5.0 million, or approximately 49.8%, to approximately $15.1 million for the three months ended June 30, 2011 from approximately $10.1 million during the three months ended June 30, 2010. As a percentage of net revenues, the cost of goods sold increased by approximately 6.7% to 73.9% in the three months ended June 30, 2011 from 67.2% during the three months ended June 30, 2010. This was mainly due to the higher raw material costs compared with the same period in 2010.

Gross profit. Our gross profit increased approximately $0.4 million, or 8.5%, to $5.3 million for the three months ended June 30, 2011 from $4.9 million for the three months ended June 30, 2010. Gross profit as a percentage of net revenues was 26.1% for the three months ended June 30, 2011, as compared with 32.8% for the three months ended June 30, 2010. The percentage decrease was mainly due to the decrease in average selling price and the increase in the cost of raw materials compared with the same period in 2010.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased 14.8%, to approximately $1.6 million for the three months ended June 30, 2011, from approximately $1.4 million for the same period in 2010. The increase was primarily due to the higher salary expenses as a result of increase in the average salary level and higher audit fees and legal fees for continuing listing purpose. As a percentage of net revenues, administrative expenses decreased to 8.0% for the three months ended June 30, 2011 as compared with 9.5% for the three months ended June 30, 2010.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related costs. Selling expenses increased by approximately $1.0 million to approximately $2.8 million compared with approximately $1.8 million in the three months ended June 30, 2010. As a percentage of net revenues, our selling expenses increased to 13.5% for the three months ended June 30, 2011, as compared to 12.1% for the same period in 2010. The increase in selling expenses was primarily attributable to the increase in allowance for doubtful accounts and higher transportation costs.

Research and development cost. Our research and development cost decreased to $145 thousand for the three months ended June 30, 2011, compared with approximately $313 thousand for the same period in 2010. The decrease in R&D is mainly due to fewer research projects in progress during the three months ended June 30, 2011 compared to the same period in 2010.

Government grant income. Our government grant income was $17 thousand in the second quarter of 2011 while we did not have any government grant income in the same period in 2010.

Finance costs. Our finance costs increased by approximately $1.2 million, or 356.7%, to approximately $1.6 million in the three months end June 30, 2011, from approximately $0.3 million in the same period in 2010. As a percentage of net revenues, our finance costs were 7.7% in the second quarter in 2011 and 2.2% in the same period in 2010. This significant increase was due to an increase of approximately $1.3 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity.

Loss (income) before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $42 thousand for the three months ended June 30, 2011, compared to approximately $1.2 million income for the same period in 2010. The decrease was primarily attributable to lower operating income and higher finance costs during this quarter.

Income taxes. Our income taxes were $226 thousand for the three months ended June 30, 2011, an increase of approximately $105 thousand or 86.8% from approximately $121 thousand for the three months ended June 30, 2010.

Net (loss) income. Our net loss for the three months ended June 30, 2011 was approximately $0.2 million, a decrease of $1.3 million from a net income of approximately $1.0 million for the same period of 2010. The decrease was attributable to the factors described above.

Comparison of Six-Month Periods ended June 30, 2011 and 2010

The following table summarizes the results of our operations during the six-month periods ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) during the six-month periods ended June 30, 2011 and 2010.

(All amounts, other than percentages, in U.S. dollars)

	Six-Month Period		Six-Month Period
	Ended June 30, 2011		Ended June 30, 2010
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	net revenues	in thousands	net revenues

Net Sales	36,620	100.0%	26,856	100.0%
Cost of sales	26,998	73.7%	17,966	66.9%
Gross profit	9,622	26.3%	8,890	33.1%

Operating expenses
General & administrative expenses	3,133	8.6%	2,849	10.6%
Research and development cost	287	0.8%	498	1.9%
Selling expenses	4,733	12.9%	3,305	12.3%
Total operating expenses	8,153	22.3%	6,652	24.8%

Income from operations	1,469	4.0%	2,238	8.3%
Government grant income	18	0.0%	71	0.3%
Guarantee income	210	0.6%	0	0.0%
Guarantee expenses	(176)	-0.5%	0	0.0%
Interest income	182	0.5%	158	0.6%
Change in fair value warranty liabilities	910	2.5%	0	0.0%
Other (expenses) income	(68)	-0.2%	4	0.0%
Finance costs, net	(2,537)	-6.9%	(749)	-2.8%

Income before income taxes and noncontrolling interest	8	0.0%	1,722	6.4%
Income taxes	(362)	-1.0%	(285)	-1.1%
Noncontrolling interest	27	0.1%	(27)	-0.1%

Net (loss) income attributable to Company’s common stockholders	(327)	-0.9%	1,410	5.2%

	Six-Month	Six-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	June 30, 2011	June 30, 2010	(Decrease)	(Decrease)
Dollars in thousands

Net Sales	36,620	26,856	9,764	36.4%
Cost of sales	26,998	17,966	9,032	50.3%
Gross profit	9,622	8,890	732	8.2%

Operating expenses
General & administrative expenses	3,133	2,849	284	10.0%
Research and development cost	287	498	(211)	-42.4%
Selling expenses	4,733	3,305	1,428	43.2%
Total operating expenses	8,153	6,652	1,501	22.6%

Income from operations	1,469	2,238	(769)	-34.4%
Government grant income	18	71	(53)	-74.6%
Guarantee income	210	0	210	100%
Guarantee expenses	(176)	0	(176)	-100%
Interest income	182	158	24	15.2%
Change in fair value warranty liabilities	910	0	910	100%
Other (expenses) income	(68)	4	(72)	-1,800%
Finance costs, net	(2,537)	(749)	(1,788)	238.7%

Income before income taxes and noncontrolling interest	8	1,722	(1,714)	-99.5%
Income taxes	(362)	(285)	(77)	27.0%
Noncontrolling interest	27	(27)	54	200.0%

Net (loss) income attributable to Company’s common stockholders	(327)	1,410	(1,737)	-123.2%

Sales revenues. Sales revenues increased approximately $9.8 million, or approximately 36.4%, to approximately $36.6 million for the six months ended June 30, 2011 from approximately $26.8 million for the six months ended June 30, 2010. The increase was mainly attributable to increased sales from our fracture proppant segment and fine precision abrasives segment, particularly increased export sales of fracture proppant products compared with the same period in 2010.

In our refractory segment, we sold 47,891 metric tons of refractory products in the six months ended June 30, 2011, a 6.5% decrease compared with 51,200 metric tons sold in the same period of 2010. The revenue from our refractory products increased to approximately $22.5 million for the six months ended June 30, 2011 from approximately $21.7 million in the same period of 2010. The sales increase was primarily due to an increase in average selling prices, which reached $470 per metric ton in the six months ended June 30, 2011, representing a 10.8% increase compared with $424 per metric ton in the same period of 2010.

In our fracture proppant segment, we sold 28,542 metric tons of fracture proppant products in the six months ended June 30, 2011, compared with the 10,300 metric tons in the same period of 2010. The large increase in sales volume was primarily driven by strong demand from our US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $11.1 million for the six months ended June 30, 2011, an increase of 158.1% compared with approximately $4.3 million in the same period of 2010. Average selling price decreased to $390 per metric ton in the six months ended June 30, 2011, compared with $417 per metric ton in the same period of 2010. The decrease in average selling price is the result of the volume discount given to our customers and the change in product mix during the first six months of 2011 compared with the same period of 2010.

In our industrial ceramics segment, revenue was $0.7 million for the six months ended June 30, 2011 compared with $0.8 million in the same period of 2010.

In our fine precision abrasives segment, we realized sales of 623 ton in 2011, for revenue of approximately $2.3 million. The sales of fine precision abrasives products started in the third quarter of 2010.

Cost of goods sold. Our cost of goods sold increased approximately $9.0 million, or 50.3%, to approximately $27.0 million for the six months ended June 30, 2011 from approximately $18.0 million during the same period of 2010. As a percentage of net revenues, the cost of goods sold increased by approximately 6.8% to 73.7% in the six months ended June 30, 2011 from 66.9% during the same period in 2010. This was mainly due to the higher raw materials costs compared with the same period in 2010.

Gross profit. Our gross profit increased approximately $0.7 million, or 8.2%, to $9.6 million for the six months ended June 30, 2011 from $8.9 million for the six months ended June 30, 2010. Gross profit as a percentage of net revenues was 26.3% for the six months ended June 30, 2011, as compared with 33.1% for the six months ended June 30, 2010. The percentage decrease was mainly due to the decrease in average selling price and the increase in the cost of raw materials compared with the same period in 2010.

General and administrative expenses. Our general and administrative expenses increased 10.0%, to approximately $3.1 million for the six months ended June 30, 2011, from approximately $2.8 million for the same period in 2010. The increase was primarily due to the higher salary expenses as a result of increase in the average salary level and higher audit fees and legal fees for continuing listing purpose. As a percentage of net revenues, administrative expenses decreased to 8.6% for the six months ended June 30, 2011 as compared with 10.6% for the six months ended June 30, 2010.

Selling expenses. Selling expenses increased by approximately $1.4 million to approximately $4.7 million compared with approximately $3.3 million in the six months ended June 30, 2010. As a percentage of net revenues, our selling expenses increased to 12.9% for the six months ended June 30, 2011, as compared to 12.3% for the same period in 2010. The increase in selling expenses was primarily attributable to higher transportation costs, increase in allowance for doubtful accounts and higher export expenses related to fracture proppant products.

Research and development cost. Our research and development cost decreased to $287 thousand for the six months ended June 30, 2011, compared with approximately $498 thousand for the same period in 2010 due to fewer R&D activities.

Government grant income. Our government grant income was $18 thousand for the six months ended June 30, compared with $71 thousand for the same period in 2010.

Finance costs. Our finance costs increased by approximately $1.8 million, or 238.7%, to approximately $2.5 million in the six months ended June 30, 2011, from approximately $0.7 million in the same period in 2010. As a percentage of net revenues, our finance costs were 6.9% in the six months ended June 30, 2011 and 2.8% in the same period in 2010. This significant increase was primarily due to an increase of approximately $1.3 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $0.5 million in interest expenses as we increased borrowing activities for the six months ended June 30, 2011.

Income before income taxes and non-controlling interests. Our income before income taxes and non-controlling interest was $8 thousand for the six months ended June 30, 2011, compared to approximately $1.7 million income for the same period in 2010. The decrease was primarily attributable to lower operating income and higher finance costs during the first six months.

Income taxes. Our income taxes were $0.4 million for the six months ended June 30, 2011, an increase of approximately $0.1 million or 27.0% from approximately $0.3 million for the six months ended June 30, 2010.

Net (loss) income. Our net loss for the six months ended June 30, 2011 was approximately $0.3 million, a decrease of $1.7 million from a net income of approximately $1.4 million for the same period of 2010. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $9.5 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six-month period ended June 30,
	2011	2010
	(Dollars in thousands)

Net cash (used in) provided by operating activities	(1,546)	92
Net cash used in investing activities	(8,318)	(3,523)
Net cash provided by financing activities	18,400	7,380
Net cash inflows	8,564	3,968

Operating Activities

Net cash used in operating activities was approximately $1.5 million in the first six months ended June 30, 2011, as compared with net cash provided by operating activities of approximately $92 thousand in the same period of 2010. The increase in net cash outflow from operations was primarily attributable to the net loss incurred in the first six months ended June 30, 2011, which was partly offset by the decrease in cash used in operating between the two comparable periods.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011 was approximately $8.3 million, an increase of approximately $4.8 million from net cash used in investing activities of $3.5 million during the same period in 2010. The increase in net cash used in investing activities for the first six months of 2011 was primarily due to the expansion of our proppant production lines and renovation of our office building.

Financing Activities

Net cash provided by financing activities was approximately $18.4 million during the six months ended June 30, 2011, compared with net cash provided by financing activities of approximately $7.4 million during the same period of 2010. The increase in cash flow from financing activities was mainly due to the net increase of $36.4 million in bank loans and net proceeds from our January 2011 equity financing of $9.3 million, partially offset by the increase in restricted cash of $27.1 million.

Loan Facilities

In the six months ended June 30, 2011, we secured new loans totaling $64.9 million from banks for our working capital needs, and we repaid $28.6 million in other loans during the period. As a result, the balance of all bank loans and borrowing as of June 30, 2011 was approximately $79.3 million, which includes $33.0 million short-term bank loans and $46.3 million of bank borrowing secured by bank deposits.

As of June 30, 2011, the detail of all our short-term bank loans and bank borrowing are as follows:

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2011-09-15	1 year	$773,500
2	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2010-09-16 to 2011-09-15	1 year	$386,750
3	Facility Bank Loan	Kaifeng Commercial Bank	2010-09-28 to 2011-09-27	1 year	$4,641,000
4	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	$4,641,000
5	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	$3,094,000

6	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-01-06 to 2012-01-05	1 year	$3,094,000
7	Facility Bank Loan	Industrial and Commercial Bank of China	2011-01-18 to 2012-01-09	1 year	$3,094,000
8	Facility Bank Loan	Bank of China	2011-03-21 to 2012-03-21	1 year	$928,200
9	Facility Bank Loan	Luoyang Bank	2011-04-18 to 2012-04-17	1 year	$3,094,000
10	Facility Bank Loan	Agricultural Bank of China	2011-04-28 to 2012-04-27	1 year	$6,188,000
11	Facility Bank Loan	China CITIC Bank	2011-05-13 to 2012-05-12	1 year	$2,320,500
12	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-06-28 to 2012-06-25	1 year	$773,500
13	Bank borrowing	Luoyang Bank	2011-01-02 to 2011-07-02	6 months	$773,500
14	Bank borrowing	Luoyang Bank	2011-01-08 to 2011-07-08	6 months	$741,941
15	Bank borrowing	City Credit Cooperatives in Luohe	2011-01-12 to 2011-07-12	6 months	$2,939,300
16	Bank borrowing	City Credit Cooperatives in Luohe	2011-01-13 to 2011-07-13	6 months	$1,547,000
17	Bank borrowing	City Credit Cooperatives in Luohe	2011-01-17 to 2011-07-17	6 months	$1,547,000
18	Bank borrowing	Industrial and Commercial Bank of China	2011-01-21 to 2011-07-21	6 months	$773,500
19	Bank borrowing	Shanghai Pudong Development Bank Village Bank	2011-01-29 to 2011-07-29	6 months	$3,094,000
20	Bank borrowing	Luoyang Bank	2011-02-15 to 2011-08-15	6 months	$773,500
21	Bank borrowing	Shanghai Pudong Development Bank Village Bank	2011-02-25 to 2011-08-25	6 months	$1,547,000
22	Bank borrowing	Agricultural Bank of China	2011-02-28 to 2011-08-28	6 months	$1,547,000
23	Bank borrowing	Agricultural Bank of China	2011-03-02 to 2011-09-02	6 months	$1,547,000
24	Bank borrowing	Agricultural Bank of China	2011-03-04 to 2011-09-04	6 months	$1,547,000
25	Bank borrowing	Agricultural Bank of China	2011-03-09 to 2011-09-09	6 months	$1,547,000
26	Bank borrowing	Luoyang Bank	2011-03-11 to 2011-09-11	6 months	$1,547,000
27	Bank borrowing	Luoyang Bank	2011-03-18 to 2011-09-18	6 months	$1,547,000
28	Bank borrowing	City Credit Cooperatives in Luohe	2011-03-22 to 2011-09-21	6 months	$1,392,300
29	Bank borrowing	City Credit Cooperatives in Luohe	2011-03-23 to 2011-09-23	6 months	$1,237,600
30	Bank borrowing	Luoyang Bank	2011-03-25 to 2011-09-25	6 months	$1,237,600
31	Bank borrowing	Guiyang Bank	2011-03-31 to 2011-09-27	6 months	$618,800
32	Bank borrowing	City Credit Cooperatives in Luohe	2011-04-11 to 2011-10-11	6 months	$773,500
33	Bank borrowing	City Credit Cooperatives in Luohe	2011-04-13 to 2011-10-13	6 months	$773,500
34	Bank borrowing	City Credit Cooperatives in Luohe	2011-04-14 to 2011-10-14	6 months	$1,547,000
35	Bank borrowing	Industrial and Commercial Bank of China	2011-04-14 to 2011-10-14	6 months	$1,547,000
36	Bank borrowing	Industrial and Commercial Bank of China	2011-04-19 to 2011-10-19	6 months	$309,400
37	Bank borrowing	Shanghai Pudong Development Bank Village Bank	2011-05-10 to 2011-11-10	6 months	$77,350

38	Bank borrowing	Industrial and Commercial Bank of China	2011-05-20 to 2011-11-20	6 months	$758,030
39	Bank borrowing	China Merchants Bank	2011-06-08 to 2011-12-08	6 months	$1,547,000
40	Bank borrowing	China Merchants Bank	2011-06-14 to 2011-12-14	6 months	$1,547,000
41	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-15 to 2011-12-15	6 months	$3,094,000
42	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-16 to 2011-12-16	6 months	$1,547,000
43	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-17 to 2011-12-17	6 months	$2,320,500
44	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-21 to 2011-12-21	6 months	$1,547,000
45	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-21 to 2011-12-21	6 months	$773,500
46	Bank borrowing	Industrial and Commercial Bank of China	2011-06-24 to 2011-12-24	6 months	$618,800

We have approximately $33.0 million of facility bank loans, maturing from September 15, 2011 to June 25, 2012 and approximately $46.3 million of bank borrowing secured by bank deposits. We will also consider refinancing debt. However, we cannot provide assurance that we will be able to refinance any of our debt on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contacts to which we are a party:

On September 16, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.8 million (RMB 5 million) to Refractories for a term of one year, at an interest rate of 5.31% per year on all outstanding principal.

On September 16, 2010, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.4 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 5.31% per year on all outstanding principal.

On September 28, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Kaifeng Commercial Bank (“KCB”), whereby KCB has agreed to loan approximately $4.6 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 5.31% per year on all outstanding principal.

On December 17, 2010, our subsidiary Refractories entered into a short-term working capital loan agreement with Zhengzhou Bank, whereby Zhengzhou Bank has agreed to loan approximately $4.6 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 5.56% per year on all outstanding principal.

On December 17, 2010, our subsidiary Refractories entered into a short-term working capital loan agreement with Zhengzhou Bank, whereby Zhengzhou Bank has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal.

On January 6, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal.

On January 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal.

On March 21, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Bank of China of Gongyi (“BC”), whereby BC has agreed to loan approximately $0.9 million (RMB 6.0 million) to Duesail for a term of one year, at an interest rate of 8.76% per year on all outstanding principal.

On April 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On April 28, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $6.2 million (RMB 40.0 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On May 13, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.3 million (RMB 15.0 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On June 28, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement, with City Credit Cooperatives in Gongyi whereby City Credit Cooperatives agreed to loan approximately $0.8 million (RMB5.0 million) to Duesail for a term of one year, at an interest rate of 12.1% per year on all outstanding principle.

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

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU has no material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies. The management is assessing the impact of this ASU on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU has no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) work together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU on the Company’s financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Chief Financial Officer, Ningfang Liang, our interim Chief Financial Officer, Hongfeng Jin, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our management concluded that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements, which was disclosed under Item 9A-"Controls and Procedures- Management's Annual Report on Internal Control Over Financial Reporting" in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011, and also Item 4-“Controls and Procedures-Evaluation of Disclosure Controls and Procedures” in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2011, still exists.

We are committed to remediating the material weakness identified above. Because this material weakness was related to a lack of sufficient technical accounting expertise and knowledge of U.S. GAAP that are relevant to the Company’s financial reporting requirements, on June 30, 2011, we entered into an employment agreement with Mr. Ningfang Liang as our new Chief Financial Officer. Mr. Liang has over 15 years of finance and accounting experience, including over six years at U.S. public companies, where he managed SEC reporting, internal control, GAAP compliance, as well as internal auditing, financial analysis and management reporting activities. Mr. Liang is a licensed CPA in the states of New Jersey and Illinois and a member of the American Institute of Certified Public Accountants. We believe that the hiring of Mr. Liang who is experienced in and knowledgeable of U.S. GAAP will permit our senior financial management team, led by Mr. Liang, to increase its focus on our compliance with U.S. GAAP. In addition, since July 2010, we have conducted several internal training sessions for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing. We believe our greater emphasis on the hiring and training of internal accounting staff and our improved internal audit procedures will substantially improve the effectiveness and reliability of our internal control over financial reporting for future periods.

As a result of the material weakness described above, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* to be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: August 15, 2011	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 15, 2011	By: /s/ Ningfang Liang
Ningfang Liang
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)