Form 10-Q
period 2011-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2011-11-10
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Yes [  ]         No [X]

As of November 10, 2011, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2011 (Unaudited) and 2010 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	5
	Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2011 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	42
Item 4.	Controls and Procedures.	42

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	43
Item 1A.	Risk Factors.	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43
Item 3.	Defaults Upon Senior Securities.	43
Item 5.	Other Information.	43
Item 6.	Exhibits.	43

SIGNATURES		44

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,881,051	$925,052
Restricted cash - Note 5	38,521,310	21,693,100
Trade receivables, net	47,306,966	43,240,996
Bills receivable	8,630,508	3,074,156
Other receivables, prepayments and payment in advance - Note 6	10,095,785	7,024,142
Advances to senior management	-	51,449
Inventories - Note 7	21,543,346	15,679,492
Deferred tax assets	60,588	244,046

Total current assets	134,039,554	91,932,433

Deposits for acquisition of a non-consolidated affiliate	2,343,000	2,275,500
Deposits for acquisition of land use right, property, plant and equipment	3,712,419	1,061,502
Goodwill - Note 8	472,229	441,089
Intangible assets, net - Note 8	332,862	379,250
Property, plant and equipment, net - Note 9	34,578,481	26,188,235
Land use rights, net	954,856	944,166

TOTAL ASSETS	$176,433,401	$123,222,175

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$17,003,155	$14,279,568
Bills payable - Note 5	32,349,020	8,495,200
Other payables and accrued expenses	6,291,205	5,198,131
Deferred revenue - Government grants	217,118	394,420
Provision for warranty	71,807	69,739
Income taxes payable	487,328	606,877
Non-interest-bearing loans - Note 10	1,626,152	1,062,114
Collateralized bank loans - Note 11	53,568,790	41,641,650
Loan from a third party - Note 12	3,124,000	-
Deferred tax liabilities	102,150	149,578
Warrant liabilities - Note 13	-	-

TOTAL LIABILITIES	$114,840,725	$71,897,277

COMMITMENTS AND CONTINGENCIES - Note 18

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
STOCKHOLDERS' EQUITY
Preferred stock - par value $0.001 per share
Authorized 50,000,000 shares; none issued and outstanding	$-	$-
Common stock - par value $0.001 per share - Note 14
Authorized 100,000,000 shares; issued and outstanding 26,794,386 shares as of September 30, 2011 and 24,294,386 shares as of December 31, 2010	26,794	24,294
Additional paid-in capital - Note 14	28,189,354	19,903,388
Statutory and other reserves	7,521,114	7,521,114
Accumulated other comprehensive income	7,443,024	5,949,455
Retained earnings	18,162,691	17,636,730

Total China GengSheng Minerals, Inc. (the “Company”) stockholders' equity	61,342,977	51,034,981
NONCONTROLLING INTEREST	249,699	289,917

TOTAL EQUITY	61,592,676	51,324,898

TOTAL LIABILITIES AND EQUITY	$176,433,401	$123,222,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Sales revenue	$21,462,618	$16,739,173	$58,082,369	$43,594,852
Cost of goods sold	(15,959,253)	(11,794,922)	(42,956,698)	(29,761,067)

Gross profit	5,503,365	4,944,251	15,125,671	13,833,785

Operating expenses
General and administrative expenses	1,682,541	1,542,786	4,816,139	4,391,438
Research and development expenses	271,961	264,578	558,490	762,285
Selling expenses	2,100,249	1,725,262	6,833,306	5,030,818

Total operating expenses	4,054,751	3,532,626	12,207,935	10,184,541

Net operating income	1,448,614	1,411,625	2,917,736	3,649,244

Other income (expenses)
Government grant income	359,971	51,752	377,656	122,784
Guarantee income	174,378	-	384,626	-
Guarantee expenses	(66,761)	-	(243,153)	-
Interest income	368,273	27,777	550,654	186,276
Change in fair value of warrant liabilities - Note 13	60,000	-	970,000	-
Other income (expenses)	35,884	56,412	(31,838)	60,108
Finance costs - Note 15	(1,364,692)	(562,878)	(3,901,791)	(1,311,836)

Total other expenses	(432,947)	(426,937)	(1,893,846)	(942,668)

Income before income taxes and noncontrolling interest	1,015,667	984,688	1,023,890	2,706,576
Income taxes - Note 16	(175,837)	(86,684)	(538,147)	(371,294)

Net income before noncontrolling interest	839,830	898,004	485,743	2,335,282
Net income (loss) attributable to noncontrolling interest	13,103	6,990	40,218	(20,075)

Net income attributable to Company’s common stockholders	$852,933	$904,994	$525,961	$2,315,207

Net income before noncontrolling interest	$839,830	$898,004	$485,743	$2,335,282
Other comprehensive income
Foreign currency translation adjustments	502,329	805,236	1,493,569	1,002,653

Comprehensive income	1,342,159	1,703,240	1,979,312	3,337,935
Comprehensive income (loss) attributable to noncontrolling interest	13,103	2,171	40,218	(26,558)

Comprehensive income attributable to Company’s common stockholders	$1,355,262	$1,705,411	$2,019,530	$3,311,377

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Cont’d)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Earnings per share - Note 17 - Basic and diluted attributable to Company’s common stockholders	$0.03	$0.04	$0.02	$0.10
Weighted average number of shares - Basic and diluted	26,794,386	24,269,727	26,739,440	24,294,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	(Unaudited)
	2011	2010
Cash flows from operating activities
Net income before noncontrolling interest	$485,743	$2,335,282
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	1,573,547	1,157,129
Amortization of land use right	16,117	16,665
Amortization of intangible assets	57,638	40,118
Deferred taxes	137,513	7,258
Allowance for (reversal of) doubtful accounts	444,454	(16,390)
Share-based compensation	-	287,000
Deferred revenue amortised	(185,977)	-
Loss (Gain) on disposal of property, plant and equipment	32,200	(57,860)
Change in fair value of warrant liabilities	(970,000)	-
Changes in operating assets and liabilities:
Restricted cash	(7,595,746)	(8,826,000)
Trade receivables	(3,183,185)	(4,507,792)
Bills receivable	(5,377,690)	940,251
Other receivables, prepayments and payment in advance	(2,864,932)	(2,634,294)
Inventories	(5,311,908)	(4,126,827)
Other payables and accrued expenses	961,825	3,190,654
Trade payables	2,263,189	(840,238)
Bills payable	23,224,070	12,413,100
Income taxes payable	(135,349)	140,847

Net cash flows provided by (used in) operating activities	3,571,509	(481,097)

Cash flows from investing activities
Payments for deposits of acquisition of land use right, property, plant and equipment	(2,577,505)	(560,447)
Proceeds from disposal of property, plant and equipment	68,991	-
Payments for acquisition of property, plant and equipment	(9,173,385)	(5,078,730)

Net cash flows used in investing activities	(11,681,899)	(5,639,177)

Cash flows from financing activities
Net proceeds from issue of shares	9,258,466	-
(Increase) decrease in restricted cash	(8,329,925)	3,089,100
Loan from a third party	3,074,000	-
Proceeds from bank loans	78,117,410	36,113,050
Repayment of bank loans	(67,596,645)	(28,537,400)
Proceeds from non-interest-bearing loans	1,014,420	2,232,488
Repayment of non-interest-bearing loans	(490,412)	(588,646)
Government grant received	-	179,462
Net cash flows provided by financing activities	15,047,314	12,488,054
Effect of foreign currency translation on cash and cash equivalents	19,075	132,286
Net increase in cash and cash equivalents	6,955,999	6,500,066
Cash and cash equivalents - beginning of period	925,052	992,204

Cash and cash equivalents - end of period	$7,881,051	$7,492,270

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)

	Nine months ended September 30,
	(Unaudited)
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,901,791	$700,569
Income taxes	$369,015	$277,463

Non-cash investing and financing transactions:
Receivables for disposal of property, plant and equipment settled by offsetting accounts payable	$-	$158,066
Warrants issued to investors in connection with the private placement	$970,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total
Balance, December 31, 2010	24,294,386	$24,294	$19,903,388	$7,521,114	$5,949,455	$17,636,730	$289,917	$51,324,898
Share issued for proceeds of $10 million - Note 14	2,500,000	2,500	9,027,500	-	-	-	-	9,030,000
Cost of raising capital	-	-	(741,534)	-	-	-	-	(741,534)
Net income	-	-	-	-	-	525,961	(40,218)	485,743
Foreign currency translation adjustments	-	-	-	-	1,493,569	-	-	1,493,569

Balance, September 30, 2011	26,794,386	$26,794	$28,189,354	$7,521,114	$7,443,024	$18,162,691	$249,699	$61,592,676

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Change of accounting estimate

During the first quarter of 2011, the Company completed a review of the estimated useful life of its unpatented technology. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the remaining useful life of that unpatented technology is five years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the nine months ended September 30, 2011, amortization expense, which is included in administrative expenses, was $57,638. The effect of this change on basic and diluted earnings per share for the nine months ended September 30, 2011 was $0.002 per share.

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

Currently the Company has the following eight subsidiaries:

	Place/date of	The Company's
	incorporation or	effective ownership	Common stock/
Company name	establishment	interest	registered capital	Principal activities

GengSheng International Corporation (“GengSheng International”)	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People's Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractory products

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information (Cont’d)

Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products
Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding
Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products
Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives
Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”)	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials
Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

3.	Description of business

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the PRC’s Henan Province. Prefecture is located in Guizhou Province and is manufacturing corundum materials, a major raw material for monolithic refractory. Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramics, fracture proppant, fine precision abrasives, and corundum materials.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Shangdong Steel Co., Ltd.	$1,671,109	$2,134,168	$5,773,965	$5,865,082
AMSAT International Limited	1,127,262	3,858,020	6,454,359	4,658,171
Shanghai Jolly Trading Co., Ltd.	2,905,163	-	7,276,339	-

	$5,703,534	$5,992,188	$19,504,663	$10,523,253

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The Company’s financial instruments carried at fair value include warrant liabilities only. The required disclosure is set out in Note 13.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The management is assessing the impact of this ASU on the Company’s financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Restricted cash and bills payable

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable (Note)	$22,682,630	$8,495,200
Bank deposits held as collateral for bank loans	15,838,680	13,197,900

	$38,521,310	$21,693,100

Note :-

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintaining deposits with such banks amounts equal 50% or 100% of the bills’ amounts issued.

6.	Other receivables, prepayments and payment in advance

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Other receivables	$6,873,646	$5,475,245
Allowance for doubtful accounts	(385,701)	(374,590)

	6,487,945	5,100,655
Prepayments	2,626,904	970,811
Government grants receivables (Note)	980,936	952,676
	$10,095,785	$7,024,142

Note :-

The government grants receivables of $980,936 was granted by two local government bureaus to the Company in 2007 and 2009. The Company is currently evaluating the collectability and timing of the receipt of the grants. No allowance against these receivables has been recorded as of September 30, 2011.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Inventories

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Raw materials	$6,277,501	$7,699,321
Work-in-progress	3,131,935	1,796,236
Finished goods	12,160,142	6,209,411

	21,569,578	15,704,968
Allowance for obsolete inventories	(26,232)	(25,476)

	$21,543,346	$15,679,492

No allowance for obsolete inventories was recognized in the cost of goods sold during the nine months ended September 30, 2011 and 2010.

8.	Goodwill and intangible assets, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs:
Unpatented technology (Note a)	$390,500	$379,250
Accumulated amortization	(57,638)	-

Net	332,862	$379,250

Goodwill (Note b)	$472,229	$441,089

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

During the nine months ended September 30, 2011 and 2010, amortization charge was $57,638 and $Nil respectively.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

9.	Property, plant and equipment, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Costs:
Buildings	$24,307,305	$19,737,372
Plant and machinery	12,846,795	9,070,723
Furniture, fixture and equipment	803,229	675,398
Motor vehicles	2,268,317	2,093,928

	40,225,646	31,577,421
Accumulated depreciation	(7,241,496)	(5,589,635)
Construction in progress (Note)	1,594,331	200,449

Net	$34,578,481	$26,188,235

Note :-

Construction in progress mainly comprises capital expenditure for construction of the Company’s new office and factories.

10.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from third parties and government authority and are repayable on demand.

11.	Collateralized bank loans

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Bank loans repayable within 1 year	$53,568,790	$41,641,650

The above bank loans are denominated in RMB and carry average interest rates at 9.07% per annum with maturity dates ranging from six months to twelve months.

The bank loans as of September 30, 2011 were secured by the followings:

(a)	Guarantee executed by Mr. Shunqing Zhang, the chairman and CEO of the Company;
(b)	Guarantee executed by business associates (Note 18(b)); and
(c)	Bank deposits of $15,838,680 (Note 5).

During the reporting periods, there was no covenant requirement under the banking facilities granted to the Company.

12.	Loan from a third party

The loan is interest-bearing at 18% per annum, unsecured and fully settled on November 1, 2011.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Warrant liabilities

In accordance with ASC 815, the one year warrants, which were issued in a private placement completed as of January 7, 2011 as stated in Note 14, to purchase up to 1,000,000 common shares are not considered indexed to the Company’s own equity and should be classified as derivative financial liability at fair value for each reporting period. Accordingly, a part of the net proceed from the private placement amounting to $970,000 representing the fair value at initial recognition, was allocated to warrant liabilities.

The fair value of these warrants was calculated using black-scholes option valuation model. The assumptions that were used to calculate fair value of the warrants as of September 30, 2011 are as follows: -

- Expected volatility of 78%
- Expected dividend yield of 0%
- Risk-free interest rate of 0.07%
- Expected lives of 1/4 year
- Exercise price of $4 per share

As of September 30, 2011, the fair value of warrant liabilities was $Nil, and corresponding gain on change in fair value of warrant liabilities of $970,000 was recognized in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2011.

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

The warrant liabilities are determined by using Level 3 inputs. The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on our condensed consolidated balance sheet during the period ended September 30, 2011 :-

Warrant
liabilities

Balance, January 1, 2011	$-
Purchase, issuances and settlements	970,000
Total gains (realized/unrealized)	(970,000)
Transfer in and/or out of Level 3	-

Balance, September 30, 2011	$-

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

14.	Common stock and additional paid-in capital

			Additional
	Number of		paid-in
	shares	Amount	capital

Balance, January 1, 2011	24,294,386	$24,294	$19,903,388
Share issued for proceeds of $10 million (Note)	2,500,000	2,500	9,027,500
Cost of raising capital	-	-	(741,534)

Balance, September 30, 2011	26,794,386	$26,794	$28,189,354

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

15.	Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010

Interest expenses	$747,039	$292,793	$1,808,580	$804,799
Bills discounting charges	617,653	158,276	2,093,211	361,432
Bank charges	-	111,809	-	145,605

	$1,364,692	$562,878	$3,901,791	$1,311,836

16.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2011, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Income taxes (Cont’d)

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

		Period ended September 30,
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

ASC 740-10-25 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of September 30, 2011 and December 31, 2010.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Earnings per share

During the reporting periods, certain share-based awards and warrants were not included in the computation of diluted earnings per share because they were anti-dilutive. Accordingly, the basic and diluted earnings per share are the same.

18.	Commitments and contingencies

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

	(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Guaranteed amount	$46,547,600	$34,587,600

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	Nine months
	ended	Year ended
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Balance at beginning of period/year	$392,978	$-
Recognized as expenses for the period/year	243,153	622,192
Recognized as income for the period/year	(384,626)	(238,798)
Translation adjustments	9,357	9,584

Balance at end of period/year	$260,862	$392,978

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Commitments and contingencies (Cont’d)

Guarantees as of September 30, 2011 are further analyzed as below :-

Guarantee	Term loan draw down date	Expiry date	Interest rate (per annum)	Loan principal	Principal repaid up to September 30, 2011	Outstanding as of September 30, 2011	Outstanding interest as of September 30, 2011	Estimated maximum exposure

Local government authorities and their controlled entity (Note i)	12/30/2009	12/29/2012	7.56%	$7,810,000	$-	$7,810,000	$723,328	$8,533,328
Business associates (Note ii)	10/29/2010	10/28/2011	5.31%	3,124,000	-	3,124,000	12,242	3,136,242
	12/8/2010	12/7/2011	5.56%	3,124,000	-	3,124,000	31,762	3,155,762
	12/22/2010	12/21/2011	5.56%	3,124,000	-	3,124,000	38,171	3,162,171
	12/25/2010	12/24/2011	8.41%	781,000	-	781,000	14,923	795,923
	3/8/2010	3/8/2012	6.43%	2,030,600	-	2,030,600	39,049	2,069,649
	1/24/2011	1/23/2012	5.83%	7,810,000	-	7,810,000	139,638	7,949,638
	3/22/2011	3/21/2012	5.84%	4,686,000	-	4,686,000	127,482	4,813,482
	6/3/2011	6/2/2012	5.31%	3,124,000	-	3,124,000	123,374	3,247,374
	7/18/2011	7/17/2012	5.31%	1,562,000	-	1,562,000	64,952	1,626,952
	9/7/2011	9/6/2012	7.22%	3,124,000	-	3,124,000	207,032	3,331,032
	9/19/2011	9/18/2012	5.31%	3,124,000	-	3,124,000	157,788	3,281,788
	9/22/2011	9/21/2012	6.37%	3,124,000	-	3,124,000	190,978	3,314,978

				$46,547,600	$-	$46,547,600	$1,870,719	$48,418,319

Notes :-

i)

To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local government authorities and their controlled entity.

ii)

During the period ended September 30, 2011, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company (Note 11(b)). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of September 30, 2011, the Company had capital commitments in respect of the acquisition of property, plant and equipment amounting to $1,161,646, which was contracted for but not provided in these financial statements.

(d)

As of September 30, 2011, the Company had capital commitments in respect of the acquisition of land use right amounting to $391,754, which was not contracted for but provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Commitments and contingencies (Cont’d)

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

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers. Accordingly, despite the fact that the Company has made full tax provision in the condensed consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The management considers it is very unlikely that the tax penalty will be imposed.

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive income. The Company contributed $314,827 and $233,504 for the nine months ended September 30, 2011 and 2010, respectively.

20.	Segment information

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

Three months ended September 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$13,379,549	$11,377,392	$156,761	$143,407	$5,709,490	$5,034,288	$2,216,818	$184,086	$21,462,618	$16,739,173
Segment (loss) profit	$430,894	$459,252	$172,982	$(57,561)	$563,498	$755,589	$(183,021)	$(194,509)	$984,353	$962,771

Nine months ended September 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Revenue from external customers	$35,859,427	$33,103,540	$878,806	$978,662	$16,845,379	$9,328,564	$4,498,757	$184,086	$58,082,369	$43,594,852
Segment (loss) profit	$(1,038,497)	$1,664,890	$67,135	$246,612	$1,256,697	$1,641,809	$(306,620)	$(602,172)	$(21,285)	$2,951,139

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	September	December	September	December	September	December	September	December	September	December
	30,	31,	30,	31,	30,	31,	30,	31,	30,	31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$96,694,219	$77,755,761	$4,039,445	$3,919,714	$44,952,724	$22,978,666	$27,205,089	$18,533,348	$172,891,477	$123,187,489

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

Segment information by products for the three months ended September 30, 2011 and 2010

						Wearable		Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	abrasives	Total

Three months ended September 30, 2011 (Unaudited)

Revenue	$7,906,052	$112,439	$5,361,058	$36,798	$70,081	$49,882	$5,709,490	$2,216,818	$21,462,618

Three months ended September 30, 2010 (Unaudited)

Revenue	$6,555,143	$-	$4,822,249	$10,227	$133,179	$-	$5,034,289	$184,086	$16,739,173

Segment information by products for the nine months ended September 30, 2011 and 2010

						Wearable		Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	ceramic	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	valves	proppant	abrasives	Total

Nine months ended September 30, 2011 (Unaudited)

Revenue	$20,804,472	$391,452	$14,663,503	$371,037	$451,819	$55,950	$16,845,379	$4,498,757	$58,082,369

Nine months ended September 30, 2010 (Unaudited)

Revenue	$20,717,842	$-	$12,385,698	$239,411	$726,616	$12,634	$9,328,565	$184,086	$43,594,852

[1]	Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
[2]	Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
[3]	Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended September 30,
	(Unaudited)
	2011	2010
Total profit for reportable segments	$984,353	$962,771
Unallocated amounts relating to operations:
General and administrative expenses	(28,686)	(13,000)
Other income	-	34,917
Change in fair value of warrant liabilities	60,000	-
Income before income taxes and noncontrolling interest	$1,015,667	$984,688

	Nine months ended September 30,
	(Unaudited)
	2011	2010

Total (loss) profit for reportable segments	$(21,285)	$2,951,139
Unallocated amounts relating to operations:
General and administrative expenses	(32,733)	(287,000)
Other income	107,908	42,437
Change in fair value of warrant liabilities	970,000	-
Income before income taxes and noncontrolling interest	$1,023,890	$2,706,576

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$172,891,477	$123,187,489
Cash and cash equivalents	3,532,972	27,132
Other receivables	8,952	7,554

	$176,433,401	$123,222,175

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended September 30,
	(Unaudited)
	2011	2010

PRC	$19,819,444	$13,396,748
United States of America	1,376,257	2,647,151
Others (Note)	266,917	695,274

Total	$21,462,618	$16,739,173

	Nine months ended September 30,
	(Unaudited)
	2011	2010

PRC	$50,132,951	$36,675,817
United States of America	6,850,738	4,657,783
Others (Note)	1,098,680	2,261,252

Total	$58,082,369	$43,594,852

Note :-

They include Asia and Europe and are not further analyzed as none of them contributed more than 10% of the total revenue.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

21.	2011 Stock Incentive Plan (the “2011 Plan”)

At the annual meeting of stockholders of the Company held on September 28, 2011, the Company’s stockholders approved the 2011 Plan. The 2011 Plan authorized the Company to grant equity awards to directors, employees (including executive officers), consultants and other service providers, as more fully described and summarized in the Company’s Proxy Statement, which was included in the Schedule 14A filed with the Securities and Exchange Commission on August 15, 2011.

22.	Related party transactions

Apart from the information as disclosed in elsewhere in the condensed consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

23.	Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2011 and through the date the financial statements were issued and have determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein in Note 12.

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its direct, wholly-owned BVI subsidiary, GengSheng International Corporation, or International, and International’s direct and wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s direct and wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and International’s wholly-owned Chinese subsidiary, Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s direct majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature and Refractories’s direct and wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized and Henan GengSheng's direct and wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, Southeast Prefecture, Guizhou or Shunda;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1517 for its December 31, 2010 audited balance sheet, and RMB1 = $0.1562 for its September 30, 2011 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1537 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of 2011, and RMB1 = $0.1471 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of 2010; both of which were based on the average currency conversion rate for each respective quarter.

Overview of Company

We are a Nevada holding company operating in the materials technology industry through our direct and indirect subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based, heat-resistant products capable of withstanding high temperatures, saving energy and boosting productivity in industries such as steel and oil. Our products include refractory products, industrial ceramics, fracture proppant and fine precision abrasives.

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

Through our direct, wholly owned BVI subsidiary, GengSheng International, and its direct and wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons, and Yuxing, which has designed annual production capacity of approximately 60,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

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

Corporate Structure

We conduct our operations in China through our wholly owned subsidiaries Refractories, Duesail, Yuxing, Micronized and Prefecture and through our majority owned subsidiary, High-Temperature.

The following chart reflects our organizational structure as of the date of this report.

Corporate Background

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company. From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington, but we abandoned these operations entirely by 2001. On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with and into Point Acquisition Corporation, a Nevada corporation. From about 2001 until our reverse acquisition of Powersmart on April 25, 2007, which is discussed in the next section entitled "Acquisition of Powersmart and Related Financing", we were a blank check company and had no active business operations. On June 11, 2007, we changed our corporate name from "Point Acquisition Corporation" to "China Minerals Technologies, Inc." and subsequently changed our name again to "China GengSheng Minerals, Inc." on July 26, 2007 as we found a Delaware company with a similar corporate name.

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

Our Products

The following table set forth sales information about our product mix in each of the third quarter of 2011 and 2010, and the first nine months of 2011 and 2010.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
		Percentage		Percentage		Percentage		Percentage
		of net		of net		of net		of net
	Revenue	revenues	Revenue	revenues	Revenue	revenues	Revenue	revenues
Refractories	13,380	62.4%	11,377	68.0%	35,859	61.7%	33,103	75.9%
Industrial Ceramics	157	0.7%	144	0.9%	879	1.5%	979	2.3%
Fracture Proppant	5,709	26.6%	5,034	30.0%	16,845	29.0%	9,329	21.4%
Fine Precision Abrasives	2,217	10.3%	184	1.1%	4,499	7.8%	184	0.4%
	21,463	100.0%	16,739	100.0%	58,082	100.0%	43,595	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 62.4% of total revenue in the third quarter of 2011. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

We also have a production line for pressed bricks, which is a type of “shaped” refractory, for steel production. The annual designed production capacity of our shaped refractory products is approximately 15,000 metric tons. Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff provides assurances that our customers will achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 31.1% of the Company’s total sales in the first nine months of 2011, compared with 46.3% in the same period of 2010. We believe that these services together with our refractory products provide us with a strategic advantage to secure our profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 0.7% of the total revenue in the third quarter of 2011. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. We install and maintain some of these products.

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

Fracture Proppant

Fracture Proppant accounted for approximately 26.6% of the total revenue in the third quarter of 2011. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine precision abrasives

Fine precision abrasives accounted for 10.3% of our total revenue in the third quarter of 2011. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides an uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Third Quarter of 2011 Highlights

In the third quarter of 2011, revenue from fine precision abrasives products reached $2.2 million, compared with $0.2 million during the same period of 2010, when we first started the production. The revenue growth is the result of the increase in our production capacity and increased sales of obsolete and lower-quality products during the third quarter.

In our fracture proppant products segment, we realized sales of $5.7 million in the third quarter of 2011, a 13.4% increase compared with $5.0 million in the same period of 2010. We expect the increase in sales of fracture proppant products to continue as Yuxing reaches designed production capacity in the coming quarters.

Our financial performance in the third quarter is summarized as follows:

  Sales revenue increased by approximately $4.7 million, or 28.2%, to approximately $21.5 million for the third quarter of 2011, from approximately $16.7 million for the same period in 2010.

  Gross profit increased by approximately $0.6 million, or 11.3%, to approximately $5.5 million for the three months ended September 30, 2011, from approximately $4.9 million for the same period in 2010. Gross margin was 25.6% for the three months ended September 30, 2011, compared with 29.5% for the same period in 2010. The decrease in gross margin was largely attributed to the lower gross margin in our fine precision abrasives segment as we sold obsolete and lower-quality products to reduce the inventory level as well as the higher costs in refractories segment and fracture proppant segment. Net income decreased by approximately $52 thousand, to approximately $853 thousand for the third quarter of 2011, from net income of approximately $905 thousand for the same period in 2010.

  Our condensed consolidated balance sheet (unaudited) as of September 30, 2011 included current assets of approximately $134.0 million and total assets of approximately $176.4 million, with working capital of approximately $19.2 million.

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

Considerable Increase of Raw Material Prices and Decreasing Gross Margin

Along with most Chinese companies, we are facing higher raw material, fuel and utilities prices during the first nine months of 2011 as inflation and upstream pricing pressure continued. We raised selling prices of certain products to pass through some of these costs to our customers. However, due to the fragmented nature of our market, the increase was not in line with the increase in raw material prices. Although soaring materials costs and slower sales growth have impacted us less than some of our competitors, our gross margin and net income were negatively impacted by the slowdown in global economy. We will continue to optimize our products offering in an effort to ensure the most efficient resources allocation.

Longer payment term and significant receivables

Currently, the payment term of our receivables has cast certain concerns of the adequacy of our cash flow used in operating activities time by time. The payment term of receivables from our main steel customers is approximately 120-180 days. We have attempted to negotiate purchase agreements with our steel customers that call for either shortened payment terms or down payments to maintain sufficient cash flow for us to purchase raw materials and support our operations. We have successfully obtained down payments from certain customers in past quarters. We have continued to receive the form of bankers’ acceptance drafts from some customers, allowing us to settle some trade debts among our suppliers. The maturity dates of these bankers’ acceptance drafts are 60 to 90 days, and we expect that our customers will pay off these drafts upon maturity.

Recent Development

On July 19, 2011, the Company finished construction of the new fracture proppant manufacturing facility in Gongyi, Henan Province. The new facility is currently under trial production and expected to increase the Company’s annual proppant manufacturing capacity by 60,000 tons to 126,000 tons.

Results of Operations

Comparison of Three-Month Periods ended September 30, 2011 and 2010

The following table summarizes the results of our operations during the three month periods ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) during the three month periods ended September 30, 2011 and 2010.

 (All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended September 30, 2011		Ended September 30, 2010
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	net revenues	in thousands	net revenues

Net Sales	21,463	100.0%	16,739	100.0%
Cost of sales	15,959	74.4%	11,795	70.5%
Gross profit	5,504	25.6%	4,944	29.5%

Operating expenses
General & administrative expenses	1,683	7.8%	1,543	9.2%
Research and development cost	272	1.3%	264	1.6%
Selling expenses	2,100	9.8%	1,725	10.3%
Total operating expenses	4,055	18.9%	3,532	21.1%

Income from operations	1,449	6.7%	1,412	8.4%
Government grant income	360	1.7%	52	0.3%
Guarantee income	174	0.8%	0	0.0%
Guarantee expenses	(67)	-0.3%	0	0.0%
Interest income	368	1.7%	28	0.2%
Change in fair value of warranty liabilities	60	0.3%	0	0.0%
Other income	36	0.2%	56	0.3%
Finance costs, net	(1,364)	-6.4%	(563)	-3.4%

Income before income taxes and noncontrolling interest	1,016	4.7%	985	5.8%
Income taxes	(176)	-0.8%	(87)	-0.5%
Noncontrolling interest	13	0.1%	7	0.1%

Net income attributable to Company’s common stockholders	853	4.0%	905	5.4%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
Dollars in thousands	September 30,	September 30,	(Decrease)	(Decrease)
	2011	2010
Net Sales	21,463	16,739	4,724	28.2%
Cost of sales	15,959	11,795	4,164	35.3%
Gross profit	5,504	4,944	560	11.3%

Operating expenses
General & administrative expenses	1,683	1,543	140	9.1%
Research and development cost	272	264	8	3.0%
Selling expenses	2,100	1,725	375	21.7%
Total operating expenses	4,055	3,532	523	14.8%

Income from operations	1,449	1,412	37	2.6%
Government grant income	360	52	308	592.3%
Guarantee income	174	0	174	100%
Guarantee expenses	(67)	0	(67)	-100%
Interest income	368	28	340	1,214.3%
Change in fair value of warranty liabilities	60	0	60	100%
Other income	36	56	(20)	-35.7%
Finance costs, net	(1,364)	(563)	(801)	142.3%

Income before income taxes and noncontrolling interest	1,016	985	31	3.1%
Income taxes	(176)	(87)	(89)	102.3%
Noncontrolling interest	13	7	6	85.7%

Net income attributable to Company’s common stockholders	853	905	(52)	-5.7%

Sales revenue. Sales revenue increased approximately $4.7 million, or 28.2% to approximately $21.5 million for the three months ended September 30, 2011 from approximately $16.7 million for the three months ended September 30, 2010. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The increase was mainly attributable to the increased sales from our fine precision abrasives products and refractory products.

In our refractory segment, we sold 29,463 metric tons of refractory products in the third quarter of 2011, compared with 29,100 metric tons sold in the same period of 2010. The revenue from our refractory products increased to approximately $13.4 million in the third quarter of 2011 from approximately $11.4 million in the same period of 2010. The sales increase was primarily due to an increase in average selling price, which reached $454 per metric ton in the third quarter of 2011, representing a 16.4% increase compared with $390 per metric ton in the same period of 2010.

In our fracture proppant segment, we sold 14,877 metric tons of fracture proppant products in the third quarter of 2011, compared with 13,868 metric tons sold in the same period of 2010. The increase in sales volume was primarily driven by strong demand from our US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $5.7 million in the third quarter of 2011, an increase of 13.4% compared with approximately $5.0 million in the third quarter of 2010. Average selling price increased to $384 per metric ton in the third quarter of 2011, compared with $363 per metric ton in the same period of 2010. The increase in average selling price was primarily due to the change of product mix and the favorable impact of foreign exchange rate.

In our industrial ceramics segment, revenue was approximately $157 thousand in the third quarter of 2011 compared with approximately $144 thousand in the same period of 2010.

In our fine precision abrasives segment, we realized sales of 643 ton for the three months ended September 30, 2011, for revenue of approximately $2.2 million. We sold 62 metric tons of fine precision abrasives products for approximately $0.2 million in the third quarter of 2010 when we first start selling fine precision abrasives products.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold increased approximately $4.2 million, or 35.3%, to approximately $16.0 million for the three months ended September 30, 2011 from approximately $11.8 million during the three months ended September 30, 2010. As a percentage of net revenues, the cost of goods sold increased by approximately 3.9% to 74.4% in the three months ended September 30, 2011 from 70.5% during the three months ended September 30, 2010. This was mainly due to the higher raw material costs and labor costs compared with the same period in 2010.

Gross profit. Our gross profit increased approximately $0.6 million, or 11.3% to approximately $5.5 million for the three months ended September 30, 2011 from approximately $4.9 million for the three months ended September 30, 2010. Gross profit as a percentage of net revenues was 25.6% for the three months ended September 30, 2011, as compared with 29.5% for the three months ended September 30, 2010. The percentage decrease was primarily attributable to the relatively lower gross margin in fine precision abrasives products as we sold obsolete and lower-quality products to reduce the inventory level.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased to approximately $1.7 million for the three months ended September 30, 2011, from approximately $1.5 million for the same period in 2010. The increase was primarily due to the higher salary expenses as a result of increase in the average salary level. As a percentage of net revenues, administrative expenses decreased to 7.8% for the three months ended September 30, 2011 as compared with 9.2% for the three months ended September 30, 2010.

Selling expenses. Our selling expenses include sales commissions, the cost of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related costs. Selling expenses increased by approximately $0.4 million to approximately $2.1 million compared with approximately $1.7 million in the three months ended September 30, 2010. As a percentage of net revenues, our selling expenses decreased to 9.8% for the three months ended September 30, 2011, as compared with 10.3% for the same period in 2010. The increase in selling expenses was primarily attributable to the higher export expenses related to our fracture proppant products and increase in transportation costs.

Research and development cost. Our research and development cost increased to approximately $272 thousand for the three months ended September 30, 2011, compared with approximately $264 thousand for the same period in 2010. The increase was mainly due to more R&D activities for the three months ended September 30, 2011.

Government grant income. Our government grant income was approximately $360 thousand in the third quarter of 2011 compared with approximately $52 thousand in the same period in 2010.

Finance costs. Our finance costs increased by approximately $0.8 million, or 142.3% to approximately $1.4 million in the three months ended September 30, 2011, from approximately $0.6 million for the same period in 2010. As a percentage of net revenues, our finance costs were 6.4% in the third quarter of 2011 and 3.4% for the same period in 2010. This significant increase was primarily attributable to an increase of approximately $0.5 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $0.4 million in interest expenses as we increased borrowing activities for the three months ended September 30, 2011.

Income before income taxes and non-controlling interests. Our income before income taxes and non-controlling interest was approximately $1.0 million for the three months ended September 30, 2011, compared with approximately $1.0 million for the same period in 2010.

Income taxes. Our income taxes were approximately $176 thousand for the three months ended September 30, 2011, an increase of approximately $89 thousand or 102.3% from approximately $87 thousand for the three months ended September 30, 2010.

Net income. Our net income for the three months ended September 30, 2011 was approximately $853 thousand, a decrease of approximately $52 thousand from approximately $905 thousand for the same period in 2010. The decrease was attributable to the factors described above.

Comparison of Nine-Month Periods ended September 30, 2011 and 2010

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) during the nine-month periods ended September 30, 2011 and 2010.

(All amounts, other than percentages, in U.S. dollars)

	Nine-Month Period		Nine-Month Period
	Ended September 30, 2011		Ended September 30, 2010
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	net revenues	in thousands	net revenues

Net Sales	58,082	100.0%	43,595	100.0%
Cost of sales	42,957	74.0%	29,761	68.3%
Gross profit	15,125	26.0%	13,834	31.7%

Operating expenses
General & administrative expenses	4,816	8.3%	4,392	10.1%
Research and development cost	558	1.0%	762	1.7%
Selling expenses	6,833	11.7%	5,031	11.5%
Total operating expenses	12,207	21.0%	10,185	23.3%

Income from operations	2,918	5.0%	3,649	8.4%
Government grant income	377	0.6%	123	0.3%
Guarantee income	385	0.7%	0	0.0%
Guarantee expenses	(243)	-0.4%	0	0.0%
Interest income	551	0.9%	186	0.4%
Change in fair value of warranty liabilities	970	1.7%	0	0.0%
Other (expenses) income	(32)	-0.1%	60	0.1%
Finance costs, net	(3,902)	-6.7%	(1,312)	-3.0%

Income before income taxes and noncontrolling interest	1,024	1.7%	2,706	6.2%
Income taxes	(538)	-0.9%	(371)	- 0.9%
Noncontrolling interest	40	0.1%	(20)	0.0%

Net income attributable to Company’s common stockholders	526	0.9%	2,315	5.3%

	Nine-Month	Nine-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	September 30,	September 30,	(Decrease)	(Decrease)
Dollars in thousands	2011	2010
Net Sales	58,082	43,595	14,487	33.2%
Cost of sales	42,957	29,761	13,196	44.3%
Gross profit	15,125	13,834	1,291	9.3%

Operating expenses
General & administrative expenses	4,816	4,392	424	9.7%
Research and development cost	558	762	(204)	-26.8%
Selling expenses	6,833	5,031	1,802	35.8%
Total operating expenses	12,207	10,185	2,022	19.9%

Income from operations	2,918	3,649	(731)	-20.0%
Government grant income	377	123	254	206.5%
Guarantee income	385	0	385	100%
Guarantee expenses	(243)	0	(243)	-100%
Interest income	551	186	365	196.2%
Change in fair value of warranty liabilities	970	0	970	100%
Other (expenses) income	(32)	60	(92)	-153.3%
Finance costs, net	(3,902)	(1,312)	(2,590)	197.4%

Income before income taxes and noncontrolling interest	1,024	2,706	(1,682)	-62.2%
Income taxes	(538)	(371)	(167)	45.0%
Noncontrolling interest	40	(20)	60	300.0%
Net income attributable to Company’s common stockholders	526	2,315	(1,789)	-77.3%

Sales revenues. Sales revenues increased approximately $14.5 million, or 33.2%, to approximately $58.1 million for the nine months ended September 30, 2011 from approximately $43.6 million for the nine months ended September 30, 2010. The increase was mainly attributable to increased sales from our fracture proppant segment and fine precision abrasives segment, particularly increased export sales of fracture proppant products compared with the same period in 2010.

In our refractory segment, we sold 76,962 metric tons of refractory products in the nine months ended September 30, 2011, a 6.1% increase compared with 72,512 metric tons sold in the same period of 2010. The revenue from our refractory products increased to approximately $35.9 million for the nine months ended September 30, 2011 from approximately $33.1 million in the same period of 2010. The sales increase was primarily due to the increase in sales volume as higher demand of our refractory products from existing customers. The average selling prices reached $466 per metric ton in the nine months ended September 30, 2011, representing a 2.0% increase compared with $457 per metric ton in the same period of 2010.

In our fracture proppant segment, we sold 42,541 metric tons of fracture proppant products in the nine months ended September 30, 2011, compared with 24,677 metric tons in the same period of 2010. The large increase in sales volume was primarily driven by the strong demand from our US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $16.8 million for the nine months ended September 30, 2011, an increase of 80.6% compared with approximately $9.3 million in the same period of 2010. Average selling price increased to $396 per metric ton in the nine months ended September 30, 2011, compared with $378 per metric ton in the same period of 2010. The increase in average selling price is the result of the change in product mix and favorable impact of foreign exchange rate.

In our industrial ceramics segment, revenue was approximately $879 thousand for the nine months ended September 30, 2011 compared with approximately $979 thousand in the same period of 2010.

In our fine precision abrasives segment, we realized sales of 1,276 metric tons for the nine months ended September 30, 2011, for revenue of approximately $4.5 million. We sold 62 metric tons of fine precision abrasives products for approximately $0.2 million during the same period of 2010. The sales of fine precision abrasives products started in the third quarter of 2010.

Cost of goods sold. Our cost of goods sold increased approximately $13.2 million, or 44.3%, to approximately $43.0 million for the nine months ended September 30, 2011 from approximately $29.8 million during the same period of 2010. As a percentage of net revenues, the cost of goods sold increased by approximately 5.7% to 74.0% in the nine months ended September 30, 2011 from 68.3% during the same period in 2010. This was primarily due to the higher raw materials costs and labor costs compared with the same period in 2010.

Gross profit. Our gross profit increased approximately $1.3 million, or 9.3% to approximately $15.1 million for the nine months ended September 30, 2011 from approximately $13.8 million for the nine months ended September 30, 2010. Gross profit as a percentage of net revenues was 26.0% for the nine months ended September 30, 2011, as compared with 31.7% for the nine months ended September 30, 2010. The percentage decrease was mainly attributable to the lower gross margin in our fine precision abrasives segment and the increase in the cost of raw materials and labor costs compared with the same period in 2010.

General and administrative expenses. Our general and administrative expenses increased 9.7%, to approximately $4.8 million for the nine months ended September 30, 2011, from approximately $4.4 million for the same period in 2010. The increase was primarily due to the higher salary expenses as a result of increase in the average salary level and higher audit fees and legal fees for continuing listing purpose. As a percentage of net revenues, administrative expenses decreased to 8.3% for the nine months ended September 30, 2011 as compared with 10.1% for the nine months ended September 30, 2010.

Selling expenses. Selling expenses increased by approximately $1.8 million to approximately $6.8 million compared with approximately $5.0 million in the nine months ended September 30, 2010. As a percentage of net revenues, our selling expenses increased to 11.7% for the nine months ended September 30, 2011, as compared with 11.5% for the same period in 2010. The increase in selling expenses was primarily attributable to higher transportation costs, higher post-sales service expenses as we have more full-service customers in our refractory segment, and the increase in allowance for doubtful accounts.

Research and development cost. Our research and development cost decreased to approximately $558 thousand for the nine months ended September 30, 2011, compared with approximately $762 thousand for the same period in 2010 due to fewer R&D activities.

Government grant income. Our government grant income was approximately $377 thousand for the nine months ended September 30, 2011compared with approximately$123 thousand for the same period in 2010.

Finance costs. Our finance costs increased by approximately $2.6 million, or 197.4% to approximately $3.9 million for the nine months ended September 30, 2011, from approximately $1.3 million for the same period in 2010. As a percentage of net revenues, our finance costs were 6.7% for the nine months ended September 30, 2011 and 3.0% for the same period in 2010. This significant increase was primarily due to an increase of approximately $1.7 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $1.0 million in interest expenses as we increased borrowing activities for the nine months ended September 30, 2011.

Income before income taxes and non-controlling interests. Our income before income taxes and non-controlling interest was approximately $1.0 million for the nine months ended September 30, 2011, compared with approximately $2.7 million for the same period in 2010. The decrease was primarily attributable to lower operating income and higher finance costs during the first nine months.

Income taxes. Our income taxes were approximately $538 thousand for the nine months ended September 30, 2011, an increase of approximately $167 thousand or 45.0% from approximately $371 thousand for the nine months ended September 30, 2010.

Net income. Our net income for the nine months ended September 30, 2011 was approximately $0.5 million, a decrease of approximately $1.8 million from approximately $2.3 million for the same period in 2010. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $7.9 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine-month period ended September 30,
	2011	2010
	(Dollars in thousands)

Net cash provided by (used in) operating activities	3,571	(481)
Net cash used in investing activities	(11,682)	(5,639)
Net cash provided by financing activities	15,047	12,488
Net cash inflows	6,956	6,500

Operating Activities

Net cash provided by operating activities was approximately $3.6 million in the nine months ended September 30, 2011, compared with net cash used in operating activities of approximately $0.5 million in the same period of 2010. The increase in net cash inflow from operations was primarily attributable to the increase in bills payables and trade payables during the nine months ended September 30, 2011, which was partly offset by the increase in bills receivable and lower income compared to the same period of 2010.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 was approximately $11.7 million, an increase of approximately $6.1 million from net cash used in investing activities of approximately $5.6 million during the same period in 2010. The increase in net cash used in investing activities for the nine months of 2011 was primarily due to the expansion of our proppant production lines and the construction and renovation of our office building.

Financing Activities

Net cash provided by financing activities was approximately $15.0 million during the nine months ended September 30, 2011, compared with net cash provided by financing activities of approximately $12.5 million during the same period of 2010. The increase in cash flow from financing activities was primarily due to the net increase of approximately $14.1 million in loans and net proceeds from our January 2011 equity financing of $9.3 million, partially offset by the increase in restricted cash of approximately $8.3 million.

Loan Facilities

In the nine months ended September 30, 2011, we secured new loans totaling approximately $78.1 million from banks for our working capital needs, and we repaid approximately $67.6 million in bank loans during the period. As a result, the balance of all bank loans and bank borrowings as of September 30, 2011 was approximately $53.6 million, which includes approximately $33.8 million short-term bank loans and approximately $19.8 million of bank borrowing secured by bank deposits.

As of September 30, 2011, the detail of all our short-term bank loans and bank borrowing are as follows:

All amounts, other than percentages, are in U.S. dollars.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	$4,686,000
2	Facility Bank Loan	Zhengzhou Bank	2010-12-17 to 2011-12-16	1 year	$3,124,000
3	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-01-06 to 2012-01-05	1 year	$1,562,000
4	Facility Bank Loan	Industrial and Commercial Bank of China	2011-01-18 to 2012-01-09	1 year	$2,811,600
5	Facility Bank Loan	Bank of China	2011-03-21 to 2012-03-21	1 year	$937,200
6	Facility Bank Loan	Luoyang Bank	2011-04-18 to 2012-04-17	1 year	$3,124,000
7	Facility Bank Loan	Agricultural Bank of China	2011-04-28 to 2012-04-27	1 year	$6,248,000
8	Facility Bank Loan	China CITIC Bank	2011-05-13 to 2012-05-12	1 year	$2,343,000
9	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-06-28 to 2012-06-25	1 year	$781,000
10	Facility Bank Loan	China Merchants Bank	2011-07-19 to 2012-07-18	1 year	$85,910
11	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-15	1 year	$702,900
12	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-15	1 year	$781,000
13	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-15	1 year	$390,500
14	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-22 to 2012-09-22	1 year	$1,562,000
15	Facility Bank Loan	Kaifeng Commercial Bank	2011-09-27 to 2012-09-26	1 year	$4,686,000
16	Bank borrowing	City Credit Cooperatives in Luohe	2011-04-11 to 2011-10-11	6 months	$781,000
17	Bank borrowing	City Credit Cooperatives in Luohe	2011-04-13 to 2011-10-13	6 months	$781,000
18	Bank borrowing	City Credit Cooperatives in Luohe	2011-04-14 to 2011-10-14	6 months	$1,562,000
19	Bank borrowing	Industrial and Commercial Bank of China	2011-04-14 to 2011-10-14	6 months	$1,562,000
20	Bank borrowing	Industrial and Commercial Bank of China	2011-04-19 to 2011-10-19	6 months	$312,400
21	Bank borrowing	Shanghai Pudong Development Bank Village Bank	2011-05-10 to 2011-11-10	6 months	$78,100
22	Bank borrowing	Industrial and Commercial Bank of China	2011-05-20 to 2011-11-20	6 months	$765,380
23	Bank borrowing	China Merchants Bank	2011-06-08 to 2011-12-08	6 months	$1,562,000
24	Bank borrowing	China Merchants Bank	2011-06-14 to 2011-12-14	6 months	$1,562,000
25	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-15 to 2011-12-15	6 months	$3,124,000
26	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-16 to 2011-12-16	6 months	$1,562,000
27	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-17 to 2011-12-17	6 months	$2,343,000
28	Bank borrowing	Bank of East Asia in Dalian	2011-06-17 to 2011-12-17	6 months	$781,000
29	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-21 to 2011-12-21	6 months	$1,562,000
30	Bank borrowing	City Credit Cooperatives in Luohe	2011-06-21 to 2011-12-21	6 months	$781,000
31	Bank borrowing	Industrial and Commercial Bank of China	2011-06-24 to 2011-12-24	6 months	$624,800

We have approximately $33.8 million of facility bank loans, maturing from December 16, 2011 to September 26, 2012 and approximately $19.8 million of bank borrowings secured by bank deposits. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contracts to which we are a party:

On December 17, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank, whereby Zhengzhou Bank has agreed to loan approximately $4.7 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 5.56% per year on all outstanding principal.

On December 17, 2010, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank, whereby Zhengzhou Bank has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal.

On January 6, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal. The outstanding balance was approximately $1.6 million (RMB 10 million) as of September 30, 2011.

On January 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal. The outstanding balance was approximately $2.8 million (RMB 18 million) as of September 30, 2011.

On March 21, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Bank of China of Gongyi (“BC”), whereby BC has agreed to loan approximately $0.9 million (RMB 6 million) to Duesail for a term of one year, at an interest rate of 8.76% per year on all outstanding principal.

On April 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On April 28, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $6.2 million (RMB 40 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On May 13, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.3 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On June 28, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement, with City Credit Cooperatives in Gongyi whereby City Credit Cooperatives has agreed to loan approximately $0.8 million (RMB5 million) to Duesail for a term of one year, at an interest rate of 12.1% per year on all outstanding principle.

On July 19, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China Merchants Bank (“CMB”), whereby CMB has agreed to loan approximately $86 thousand (RMB 550 thousand) to Refractories for a term of one year, at an interest rate of 5.841% per year on all outstanding principal.

On September 16, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.7 million (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 7.32% per year on all outstanding principal.

On September 16, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.8 million (RMB 5 million) to Refractories for a term of one year, at an interest rate of 7.32% per year on all outstanding principal.

On September 16, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.4 million (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 7.32% per year on all outstanding principal.

On September 22, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $1.6 million (RMB 10 million) to Duesail for a term of one year, at an interest rate of 7.216% per year on all outstanding principal.

On September 27, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Kaifeng Commercial Bank (“KCB”), whereby KCB has agreed to loan approximately $4.7 million (RMB 30 million) to Duesail for a term of one year, at an interest rate of 8.528% per year on all outstanding principal.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The management is assessing the impact of this ASU on the Company’s financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Chief Financial Officer, Ningfang Liang, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 and quarterly reports on Form 10-Q for the fiscal periods ended March 31, 2011 and June 30, 2011 filed with the SEC contained a conclusion by the management that there is a material weakness in the Company’s internal control over financial reporting described as a lack of sufficient technical accounting expertise and knowledge of U.S. GAAP that are relevant to the Company’s financial reporting requirements. To remedy this material weakness, on June 30, 2011, the Company hired a new CFO, Mr. Ningfang Liang. Mr. Liang has over 15 years of finance and accounting experience, including over six years at U.S. public companies, where he managed SEC reporting, internal control, GAAP compliance, as well as internal auditing, financial analysis and management reporting activities. With his rich experience in and deep knowledge of U.S. GAAP, Mr. Liang has been leading the senior financial management team with a focus on increasing the Company’s compliance with U.S. GAAP. In addition, since July 2010, we have conducted several internal training sessions for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing. As a result, the management believes that the above referenced material weakness has been remedied.

Except for the above, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

We have not sold any equity securities during the fiscal quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2011.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of the CEO
31.2	Certification of the CFO
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: November 10, 2011	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 10, 2011	By: /s/ Ningfang Liang
Ningfang Liang
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)