Form 10-K
period 2011-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2012-04-16
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

[    ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission file number: 001-34649

CHINA GENGSHENG MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-0541437
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes [    ]                No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $21,622,133 based on $1.87, the price at which the registrant’s common stock was last sold on that date.

There were a total of 26,803,044 shares of the registrant’s common stock outstanding as of April 16, 2012.

Documents Incorporated by Reference: None

Special Note Regarding Forward Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Registrant”, or the “Company” refer to China GengSheng Minerals, Inc. and its subsidiaries. The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Such risks and uncertainties also include the risks noted under “Item 1A Risk Factors”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Use of Certain Defined Terms

In this Form 10-K, unless indicated otherwise, references to:

•	“China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its wholly-owned BVI subsidiary, GengSheng International Corporation, or GengSheng International, and GengSheng International’s wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and GengSheng International’s wholly-owned Chinese subsidiary, Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature, and Refractories’s wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized, and Henan GengSheng's wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, Southeast Prefecture, Guizhou or Shunda;

•	“Powersmart” or “GengSheng International” refer to GengSheng International Corporation, a BVI company (formerly, Powersmart Holdings Limited) that is wholly-owned by China GengSheng Minerals;

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refer to Securities Exchange Act of 1934, as amended;

•	“China” and “PRC” refer to the People's Republic of China, and “BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1574 for its December 31, 2011 audited balance sheet, and RMB1 = $0.1517 for its December 31, 2010 audited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1549 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2011, and RMB1 = $0.1480 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2010; both of which were based on the average currency conversion rate for each respective period.

PART I

ITEM 1. BUSINESS

Overview

We are a Nevada holding company operating in the materials technology industry through our subsidiaries in China. We develop, manufacture and sell a broad range of mineral-based, heat-resistant products capable of withstanding high temperatures, saving energy and boosting productivity in industries such as steel and oil. Our products include refractory products, industrial ceramics, fracture proppants and fine precision abrasives.

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”) and Henan Yuxing Proppant Co., Ltd., (“Yuxing”) , and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our wholly owned BVI subsidiary, GengSheng International, and its wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons, and Yuxing, which has designed annual production capacity of approximately 60,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

We sell our products to over 170 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are used in the utilities and petrochemical industries. Our fine precision abrasives are marketed to solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry and oil industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China and in the United States.

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

We make available free of charge through our internet site http://www.gengsheng.com our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements, if any, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders; and any amendments to those documents filed or furnished pursuant to the Exchange Act. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance and (ii) Quarterly Results. These documents will also be available in print without charge to any person who requests them by writing or telephoning our principal executive offices: China GengSheng Minerals, Inc. No.88 Gengsheng Road, Dayugou Town, Gongyi, Henan, 451271, P.R. China, Tel: ((86) 371-6405-9818, Fax: ((86) 371-6405-9846. The information posted on our website is not incorporated into this annual report on Form 10-K.

Corporate Structure

We conduct our operations in China through our wholly owned subsidiaries, Refractories, Duesail, Yuxing, Micronized and Prefecture and through our majority owned subsidiary, High-Temperature.

The following chart reflects our organizational structure as of the date of this report.

Corporate History

We were originally incorporated under the laws of the State of Washington, on November 13, 1947, under the name Silver Mountain Mining Company. From our inception until 2001, we operated various unpatented mining claims and deeded mineral rights in the State of Washington, but we abandoned these operations entirely by 2001. On August 15, 2006, we changed our domicile from Washington to Nevada when we merged with and into Point Acquisition Corporation, a Nevada corporation. From about 2001 until our reverse acquisition of Powersmart on April 25, 2007, which is discussed in the next section entitled "Acquisition of Powersmart and Related Financing", we were a blank check company and had no active business operations. On June 11, 2007, we changed our corporate name from "Point Acquisition Corporation" to "China Minerals Technologies, Inc." and subsequently changed our name again to "China GengSheng Minerals, Inc." on July 26, 2007.

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

Also, on April 25, 2007, our majority stockholder, Shunqing Zhang, entered into an escrow agreement with the private placement investors, pursuant to which, Mr. Zhang agreed to deposit in an escrow account a total of 2,673,796 shares of the Company's common stock owned by him, to be held for the benefit of the investors. Mr. Zhang agreed that if the Company did not attain a minimum after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and $13,500,000 for the fiscal year ending December 31, 2008, the escrow agent may deliver his escrowed shares to the investors, based upon a pre-defined formula agreed to between the investors and Mr. Zhang. However, if the after-tax net income threshold is met, the shares in escrow will be returned to Mr. Zhang. In addition, on April 25, 2007, Mr. Zhang entered into a similar escrow agreement with HFG International, Limited. Under such agreement, Mr. Zhang placed into escrow a total of 638,338 shares of the Company's common stock to cover the same minimum net income thresholds as described above with respect to the investor make-good. Similarly, if the thresholds were not achieved in either year, the escrow agent must release certain amounts of the make-good shares that were put into escrow. We met the after-tax net income threshold of $8,200,000 for the fiscal year ended December 31, 2007 and the pro rata shares in escrow were returned to Mr. Zhang, while we did not meet the after-tax net income threshold of $13,500,000 for the fiscal year ended December 31, 2008, and the pro rata shares in escrow were transferred to the investors on March 8, 2010.

On January 4, 2011, the Company and certain institutional investors entered into a securities purchase agreement pursuant to which the Company sold to such investors an aggregate of 2,500,000 shares of common stock at a price of $4.00 per share for aggregate gross proceeds to the Company of $10,000,000. Each purchaser received warrants, exercisable for $4.00 per share for the six-month period beginning July 10, 2011 and ending January 11, 2012, to purchase 40% of the shares of common stock purchased by the purchaser in the offering. The net proceeds from the offering was approximately $9,350,000. The Company paid an aggregate fee equal to 5.5% of the gross proceeds received to Rodman & Renshaw, LLC for services as placement agent. The shares of common stock, warrants to purchase common stock and shares of common stock issuable upon exercise of the investor warrants were issued pursuant to a prospectus supplement dated as of January 10, 2011, which was filed with the Securities and Exchange Commission in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-165486), which became effective on April 28, 2010, and the base prospectus dated as of April 28, 2010 contained in such registration statement.

Segmental Information

Our operating segments are functioned by our manufacturing facilities and include four reportable segments: refractories, industrial ceramics, fracture proppants and fine precision abrasives.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 to the consolidated financial statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations and of any dependence on one or more of the Company’s segments upon such foreign operations, please see Item 1A, “Risk Factors”.

Our Products and Markets

The following table set forth sales information about our product mix in each of the last two years.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year ended December 31,
	2011		2010

		Percentage of		Percentage of
	Revenue	net revenues	Revenue	net revenues
Refractories	$46,572	60.5%	$45,758	73.6%
Industrial Ceramics	430	0.6%	1,246	2.0%
Fracture Proppants	22,526	29.3%	14,320	23.0%
Fine Precision Abrasives	7,408	9.6%	865	1.4%

	$76,936	100.0%	$62,189	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 60.5% of total revenue in 2011. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

We provide a customized solution for each order of our monolithic refractory materials based on customer-specific formulas. Upon delivery to customers, the monolithic materials are applied to the inner surfaces of our customers’ furnaces, ladles or other vessels to improve the productivity of that equipment. The product benefits our customers as it lowers the overall cost of production and improves financial performance. The reasons that the monolithic materials can help our customers improve productivity, lower production costs and achieve stronger financial performance include the following: (i) monolithic refractory castables can be cast into complex shapes which are unavailable or difficult to achieve by alternative products such as shaped bricks; (ii) monolithic refractory linings can be repaired, and in some cases, even reinstalled, without furnace cool-down periods or steel-production interruptions, and therefore improve the steel makers’ productivity; (iii) monolithic refractories can form an integral surface without joints, enhancing resistance to penetration, impact and erosion, and thereby improving the equipment’s operational safety and extending their useful service lives; (iv) monolithic refractories can be installed by specialty equipment either automatically or manually, thus saving construction and maintenance time as well as costs; and (v) monolithic refractories can be customized to specific requirements by adjusting individual formulas without the need to change batches of shaped bricks, which is a costly procedure. Our refractory products and their features are described as follows:

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

  Pre-cast roofs. These products are usually used as a component of electric arc furnaces. They are highly durable, and in the case of our corundum-based, pre-cast roof, products can endure approximately 160 to 220 complete operations of furnace heating.

We also have a production line for pressed bricks, which is a type of “shaped” refractory, for steel production. The annual designed production capacity of our shaped refractory products is approximately 15,000 metric tons.

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory products sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 32.0% of the Company’s total sales in 2011, compared with 46.6% in 2010. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 0.6% of the total revenue in 2011. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 29.3% of the total revenue in 2011. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for 9.6% of our total revenue in 2011. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Our Competition Strength and Challenges

With over 1,500 manufacturers in China, the refractory market in which we compete is highly fragmented and highly competitive. In each of our product segments, there is at least one major competitor. Many of our products are made to industry specifications and may be interchangeable with our competitors’ products. Some of our competitors are large and well-established companies, such as Puyang Refractories Co., Ltd., Wuhan Ruisheng Specialty Refractory Materials Co., Ltd., and Beijing Lirr Refractories Co., Ltd., and their financial resources and ability to gain market share may be greater than ours, which limits our pricing power in the market. Due to the diversity of our product offering, we believe that we still enjoy a competitive advantage as many of our competitors do not offer the entire spectrum of our product line.

Refractories and Industrial Ceramics

Through our wholly-owned Chinese subsidiaries Refractories and High-Temperature, we manufacture refractory products and industrial ceramic products in China. We are well positioned to compete in the refractories segment and the industrial ceramics segment, because of our long-standing business relationships with major steel companies, the quality and diversity of our products and our competitive price.

We have distinguished ourselves through our customer service team that provides a full range of refractory services, including refractory construction, on-site maintenance and technical support. Our national registered laboratory with high-quality research team meets our customer’s diverse product requirements in a timely manner based on the differences of construction sites. Our products compete on efficient operations, price differential and our quality of service.

Most of our large customers, measured by percentage of our revenue, operate in the steel industry. The steel industry is characterized by intense price competition, which results in continuing emphasis on our need to increase product productivity and performance. Our strategy has been to fulfill the steel industry’s need by developing technologically advanced refractory products to help our customers increase their productivity. We believe that the trend towards greater productivity in the highly competitive steel industry will continue to provide a growing opportunity for our products, especially monolithic refractories.

Fracture Proppants

We first started production of fracture proppant products in December 2006, through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Duesail. Our products have passed the testing conducted by China Petroleum and Chemical Industry Association (the “CPCIA”), which strengthens our competitiveness in the market compared to our competitors. We were recognized as their fracture proppant supplier by China National Petroleum Corporation (CNPC), China Petroleum & Chemical Corporation (Sinopec) and China National Offshore Oil Corp. (CNOOC), who monopolize the oil and gas drilling business in China, and we are the signed provider for China National Offshore Oil Corp. (CNOOC). Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd, while these two companies are both subsidiaries of international magnates, which focus on international sales. In April 2009, we doubled our production capacity of Duesail to 66,000 tons and the new production line at Duesail can provide wide range of products, sizing from 52M Pa, 69M Pa to 86M Pa and 102M Pa. On July 19, 2011, we finished construction of the second fracture proppant manufacturing facility in Gongyi, Henan Province. The new facility is expected to increase the Company’s annual proppant manufacturing capacity by 60,000 tons to 126,000 tons.

Fine Precision Abrasives

We finished construction of the facility and started trial production for fine precision abrasives in July 2009, and commercially launched the abrasives products through our wholly-owned BVI subsidiary, Gengsheng International Corporation, and its wholly-owned Chinese subsidiary Micronized. Our fine precision abrasives facility is designed to have a production capacity of 22,000 tons per year. Our products can be used in wire slicing of solar ingots for solar cell makers to make wafers and polishing surface of solar panels or high-precision instruments. Our main competitors are two Japanese companies, namely Nanxing and FUJIMI, which currently have the largest share of the fine precision abrasives market in China. We started commercial production in 2010 and signed a long-term contract with one of the main players in solar industry in China to supply our products in 2011.

Overall, we believe that our competitive strengths include the following:

  Market Position. We believe that we hold a competitive position in the monolithic refractory marketplace. According to the most recent Chinese steel industry publication available, during 2010, total national sales were approximately 36 billion, 70% of which were from refractories applied in steel making, of which 73% is monolithic refractories. The industry is highly competitive and consists of more than 2,000 manufacturers. However, we believe our well recognized “GengSheng” brand, leading position in research and development and full-service business model place us in a strong competitive position in the monolithic refractory market. We have broad customer base, good recognition of the “GengSheng” brand, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities enable us to introduce new refractory product categories to our customers efficiently and cost-effectively.

  Broad Product Offering. Our refractory product segment offers over 25 product categories that cover a wide range of customer specifications for use in the iron and steel manufacturing industries, in industrial furnaces and other heavy machinery. Our broad product offerings allow us to offer our customers a single-source solution for many of their refractory product requirements.

  Diversified End Market/Customer Base. We sell our refractory products in over 25 provinces in China and 11 overseas countries. In 2011, we had over 170 customers for the refractories segment, and none of them accounted for more than 20% of our 2011 net sales. Our largest customer in refractories segment, Shandong Steel Co., Ltd, Rizhao Subsidiary accounted for 11.1% of 2011 net sales. Our broad product line and diversified target markets and customer base have contributed to greater stability in our sales and operating profit margin. We have long term relationships with steel and iron industry leaders in China, such as Shangdong Steel, Anshan Steel and Bao Steel.

  Experienced Management Team. Our senior management team has an average of over 20 years of experience in the refractory industry and with the company.

  Access to Raw Materials. We are located in Gongyi, Henan Province, an area of China which has abundant reserve of bauxite and other key raw materials used in refractory manufacturing. We have diversified our access to raw materials by acquiring Guizhou, a subsidiary of our wholly own subsidiary Refractories, to secure and stabilize the supply and the price of raw materials. Guizhou has access to bauxite reserve and provided processed raw material for Refractories. It is currently not in operation due to the electricity shortage in the area, but we can resume operation anytime if we need to further secure and stabilize the supply and the price of raw materials.

  Research and Development Capabilities. We utilize our research and development capabilities to supply our customers with cutting edge refractory products designed to meet their specific demands. To achieve the highest quality product developments, we established a modern, state-of-the-art laboratory in China dedicated to quality control and testing.

  Maintenance Service Capabilities. We dedicate over 300 employees to the installation and service of our products at the client sites. This service contributes greatly to positive business relationship with our customers and makes our products more attractive and competitive.

Our Customers

We have over 170 customers in 25 Chinese provinces, as well as in greater Asia, North America and Europe. Our customers include some of the largest steel and iron producers and petroleum and chemical producers in China and elsewhere. During 2011, two of our customers, Shanghai Jolly Trading Co., Ltd (“Jolly”) and Shandong Steel Co., Ltd, Rizhao Subsidiary (“Rizhao”) represented 10% or more of our consolidated sales. Our sales to Jolly amounted to $10.9 million or 14.1% of our revenue and sales to Rizhao amounted to $8.5 million or 11.1% of our revenues. Two of our customers, Rizhao and AMSAT International Co., (“AMSAT”) represented 10% or more of our consolidated sales in 2010. Our sales to Rizhao were $9.0 million or 14.5% of our revenues and sales to AMSAT were $6.5 million or 10.4% of our revenues for 2010.

During 2011, our top ten customers among our segmental lines, which are listed below, accounted for approximately 63.9% of our consolidated revenues.

Our Top 10 Customers
(As of December 31, 2011)

Customers	Sales (in thousands of US dollars)	Percentage of net sales	Locations of Customers
Shanghai Jolly Trading Co., Ltd	$10,873	14.1%	Shanghai, China
Shandong Steel Co., Ltd., Rizhao Subsidiary	8,539	11.1%	Rizhao, China
AMSAT International	6,504	8.5%	USA
Trina Solar	5,864	7.6%	Changzhou, China
Fushun New Steel Co., Ltd.	3,946	5.1%	Fushun, China
Zibo Hongda Steel LLC	3,222	4.2%	Zibo, China
Xianyang Chuanqing Qingxinyuan Engineering Co., Ltd.	3,197	4.2%	Xianyang, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	2,732	3.6%	Jiayu, China
Heilongjiang Jianlong Iron & Steel LLC.	2,258	2.9%	Shuangyashan China
Anshan Baode Iron & Steel Ltd.	1,988	2.6%	Anshan, China

Total	$49,123	63.9%

Our Suppliers of Raw Materials

The principal raw materials used in our refractory products and fracture proppants products are various forms of aluminum oxide, including bauxite, corundum, processed AI203, magnesia, calcium aluminates cement, resin, and silica. Bauxite is used in the production of refractory materials, fracture proppants products and some industrial ceramic products. Bauxite is abundantly available from mines close to our manufacturing facilities. We purchase a significant portion of our magnesia requirements from sources in Liaoning Province. If we experience supply interruptions of our raw materials, we believe that we could still obtain adequate supplies from alternate sources in local areas or elsewhere in China. However, we may incur higher costs related to transportation and storage. The average costs of some of our raw materials from 2010 to 2011 are as follows:

(Per ton and stated in US dollar)	2011	2010	% Change
Ordinary bauxite	86.0	73.6	16.8%
Refined bauxite	261.3	250.2	4.4%
Middle class magnesia	218.8	191.4	14.3%
High class magnesia	270.5	219.4	23.3%
Silica	334.6	317.1	5.5%
Calcium aluminates cement	817.6	756.1	8.1%
Processed aluminum oxide	733.3	676.0	8.5%
Brown fused corundum	581.7	496.6	17.1%
White fused corundum	825.6	545.6	51.3%

We typically have supply agreements with terms of one to two years that do not impose minimum purchase requirements. The cost of raw materials purchased during the term of a supply agreement usually is the market price for the raw materials at the time of purchase. Our centralized procurement system helps to reduce raw material costs. We generally are not engaged in speculative raw material commodity contracts and attempt to reflect raw material price changes in the sale price of our products. Our ability to achieve anticipated operating results depends in part on having an adequate supply of raw materials for our manufacturing operations. Because of our strategy to maintain multiple suppliers for each material we source, we do not particularly rely on one single supplier.

Our Sales and Marketing

Our sales and marketing group is comprised of over 100 employees who focus on managing specific product lines across several distribution channels. Our marketing process involves an integrated process of sales leads screening, bidding and negotiating and executing definitive sales agreements.

To maximize the accessibility of our products to a diverse group of end users, we market our products through a variety of distribution channels. We have separate sales and marketing groups that work directly with our customers in each of our target market. Marketing and sales are accomplished through the mailing of brochures, industry trade advertising, trade show exhibitions, online sales and sales presentations.

Our Growth Strategy

The key elements of our growth strategy are summarized as follow:

  Adjust Cost Structure Through Operating Efficiency and Productivity Improvements. We regularly evaluate our operating productivity and efficiency and focus on reducing our manufacturing and distribution costs. We have planned to further utilize internal capacity for new refractory product developments while continuing to meet customers’ needs throughout our supply chain. We believe that these initiatives will provide significant costs savings and improve operating profits.

  Expand Product Lines and Specialty Product Lines. We seek to identify, develop and commercialize new products that use our core technology. In particular, we intend to develop a variety of specialty, high margin mineral-based products, including fracture proppant products and fine precision abrasives.

  Pursue Sales Opportunities in Existing and New Markets. We believe that we have significant growth opportunities by increasing our penetration within our existing customer base, adding new customers, further expanding product offering, and pursuing additional marketing channels. In addition to continuing to target leading steel and iron manufacturers for refractory products, we have been receiving contracts from major oil & chemical manufacturers, large wholesalers and solar producer in China who started business with us for our proppant products and fine precision abrasives.

  Selectively Pursue Strategic Acquisitions. As a strong competitor in our core refractory manufacturing market, we believe that we are well-positioned to benefit from the consolidation of manufacturers in these markets. We also believe that our management has the ability to identify and integrate strategic acquisitions. We will continue to selectively pursue acquisitions that will improve our market position within our existing target markets, expand our product offerings, and increase our manufacturing efficiency.

  Expand International Operations. We are expanding operations to overseas market to increase our presence and our sales efforts in countries outside China. When opportunity arises, we will consider setting up sales office in our main overseas market to better serve our customer.

Regulation

Because our operations are based in China, we are regulated by the national and local laws of the People’s Republic of China. The refractory materials industry is generally subject to national, local laws and regulations related to the environment, health, and safety. The manufacturing of refractory materials involves the release of powder and dust which are classified as environmental pollutants under applicable government laws and regulations. We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. We have made substantial capital investments in our facilities to ensure compliance with environmental and regulatory laws. We believe that our operations are in substantial compliance with the laws and regulations and that there are no violations that would have a material effect on us. The cost of compliance with these laws and regulations is not expected to have a large financial impact on us.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the Chinese State Land Administration Bureau upon payment of the required land transfer fee. We have obtained land use right for our primary operating facility located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan Province, our operating facilities of Refractories and High-temperature, and in the process of obtaining land use rights for other manufacturing facilities.

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation in connection with the production of our products. We do not need any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Intellectual Property

While we consider our patents and trademarks valuable assets, we do not consider any single patent or trademark to be of such material importance that its absence would harm or cause a material disruption of our business. We also consider the production of our refractories to involve proprietary know-how, and we adjust and test the specific composition formulas to ensure optimal product performance.

Patents

We currently own sixty two Chinese patents which are approved by and registered with the China State Intellectual Property Office. The following table lists part of our important patents:

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

In addition, we have 27 pending patent applications with the China State Intellectual Property Office.

Trademarks

We also own the following registered trademark associated with the brand “GengSheng” that were issued by the State Industrial and Commercial Administration Bureau of the PRC.

Trademark	Registered Number	Termination Date	Use
	6269829	March 6, 2020	Used for refractories catalogued as class number 19

Our Research and Development Activities

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products and develop technology to expand the range of specifications of our products.

We have spent $699,367 and $817,179 on Company-sponsored research and development activities in fiscal years 2011 and 2010 respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. We do not have any customer-sponsored research and development activities.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our Employees

As of December 31, 2011, we had approximately 1,300 employees, all of whom are salaried employees and members of a labor union. Approximately 5% of our employees hold a bachelor’s degree, and approximately 1% of our employees hold a master’s degree. We actively recruit our employees from the local market and expect to focus our recruiting efforts on candidates holding bachelor degree in material science, refractory materials and marketing as we implement our expansion plans. We have implemented a comprehensive training program for our employees that focus not only on skills and knowledge for their specific duties, but also on our corporate culture and core values.

Our employees participate in a mandated state pension scheme and social insurance programs managed by Chinese municipal and provincial governments which cover pensions, unemployment and injury insurance. We are required to contribute to the scheme at a rate of 20% of the average monthly salary for employee pensions, 1% of the average monthly salary for the state unemployment fund and 1% of the average monthly salary for injury insurance. Our compensation expenses related to this scheme were $466,371 and $324,810 for the years ended December 31, 2011 and 2010, respectively.

Our Chinese subsidiaries have labor unions which protect employees’ rights, assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

China enacted a new Labor Contract Law, which became effective on January 1, 2008. We have updated our employment contracts and employee handbook and been in compliance with the new law. We will work with the employees and the labor union to ensure that the employees obtain the full benefit of the law. We do not anticipate that changes in the law will materially impact our financial results.

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

RISKS RELATED TO OUR BUSINESS

The slow recovery from the global economic crisis could affect the overall availability and cost of external financing for our operation.

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

The iron and steel industries accounted for approximately 60% to 70% of the consumption in the Chinese refractory industry according to the industry association statistics. Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These macroeconomic factors have historically resulted in wide fluctuations in Chinese and global economies in which steel companies sell their products. In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for steel products both in China and overseas and, in turn, could negatively impact our sales, margins and profits.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China’s steel production. China has become the largest country for producing and consuming refractories, among which 60% to 70% were demanded by companies in the steel industry. Our industry’s growth has been primarily driven by the growth in the Chinese steel industry. According to figures provided by World Steel Association, Chinese steel output grew from an annual output of 157 million tons in 2001 to 696 million tons in 2011, representing a compounded average growth rate of 14.5% . Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China will not maintain this growth rate.

If the steel industry experiences such a slowdown, our growth prospects will likewise be curtailed. Additionally, the market for monolithic refractories in China is still in the developmental stage, and successful market penetration of the monolithic refractories depends heavily on two factors. First, successful market penetration depends on technological progress that results in products that provide better performance by our customers, new varieties of products that meet our customer’s future requirements, and more efficient and effective installation and maintenance methods. Second, successful market penetration also depends on our marketing strategy and our ability to execute that strategy while maintaining a high quality of service to our customers. Our future revenue growth without acquisitions may maintain, but nevertheless, we may not match our past growth rate.

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

As a regional market leader in the monolithic refractory marketplace in China, we can buy raw materials in large quantities allowing us to negotiate volume discount that results in lower price than what is offered to our smaller competitors. As our smaller competitors consolidate and grow larger, they may be able to negotiate similar volume discount from raw material suppliers. Under such scenario, any cost advantage that we currently enjoy may be reduced or eliminated altogether. Although our smaller competitors may pay higher materials costs relative to our material costs, their operating and administrative costs may be lower than ours, which may allow our competitors to offer very competitive prices for their products and services. Their competitive prices may force us to lower our prices, and to sell products and services at a loss in order to maintain our market share. Currently, we have a policy for setting a pricing floor so that we do not sell products at a loss; however, we cannot assure that we can maintain this policy indefinitely. Thus, increased competition in our industry could reduce our revenue and net income.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and jeopardize our current profit margins and profitability.

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminates cement, and silica. We use bauxite primarily in the production of refractory materials, fracture proppants and some industrial ceramic products. The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. In 2011, raw material costs accounted for 86.8% of the production cost for refractory products, 50.5% for fracture proppant products and 66.7% for industrial ceramics products and 85.0% for micropowder products.

Our production facilities are located in Gongyi, Henan Province, where there is currently abundant reserve of bauxite and corundum for refractory manufacturing. Although our proximity to bauxite allows us to benefit from a relatively short delivery time and lower shipping costs, we may experience supply shortages or price increases or both due to sharp increases in overall industry demand for bauxite. Besides purchasing bauxite from local suppliers, we also purchase bauxite, mullite, magnesia, calcium aluminates cement and other raw materials from suppliers in Shanxi Province, Shandong Province, Liaoning Province and Gansu Province. All of these locations are outside of Henan Province and any increase in shipping costs will increase our cost of raw materials from these sources and will decrease our revenues and profitability.

Further, if our existing suppliers are unable or unwilling to deliver raw materials needed on time to meet our production schedules, we may be unable to produce certain products, which could result in a decrease in revenues and profitability, a loss of goodwill with our customers, and could damage our reputation as a reliable supplier in our industry. In the event that our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all due to contractual agreements or pricing pressures in the refractory market. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings and profitability.

Actions by the Chinese government could drive up our material costs and could have a negative impact on our profitability.

In past years, the Chinese government has shut down some outdated mineral mines in China. These shutdowns have decreased the overall supply of raw materials needed to produce refractory products. As a result, the materials costs for our products have increased. If the Chinese government shuts down more mineral mines, we could experience further supply shortages and price increases that could have a negative impact on our profitability.

We may experience fluctuation of profit performance and our future profitability is not assured.

As we are facing fierce competition and the cost of our raw materials and energy keep rising, we have experienced significant pressure in refractories segment, our largest product segment which accounted for approximately 60.5% of total revenue in 2011. We may experience fluctuation of profit performance and our profitability is not assured.

Specific factors that may undermine our financial objectives include, among others:

  Volatile iron and steel producer spending levels, which particularly affects our refractories segment which constitutes the largest portion of mix;

  Adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain products with declining margins, among other things) and due to demand fluctuations;

  Intense pricing pressure across our product lines due to competitive forces, which continues to offset many of the cost improvements we are realizing quarter over quarter;

  Rising cost of materials and energy that significantly impact our profitability, particularly in our refractories segment;

  Execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

Continuing high levels of selling, general and administrative, ("SG&A") expenses. Taken together, these factors limit our ability to predict future profitability levels and to achieve our long-term profitability objectives. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing competition, rising costs of raw materials and energy, are likely to remain endemic to our businesses. If we fail to achieve profitability expectations, our business and financial condition may be materially adversely impacted.

We may not be able to implement our business plan because we may be unable to fund the substantial ongoing capital and maintenance expenditures needed for our operations and to invest in new projects at the same time.

Our operations are capital intensive and the nature of our business and our business strategy need substantial additional working capital investment. We need capital to build new production lines, acquire new equipment, maintain the condition of our existing equipment, maintain compliance with environmental laws and regulations, and to pursue new market opportunities. We may not be able to fund our capital expenditures from operating cash flow and from the proceeds of borrowings available for capital expenditures under our credit facilities, and we may need additional debt or equity financing. We cannot assure that this type of financing will be available or, if available, it may result in increased interest expenses, increased leverage and decreased income available to fund further expansion. In addition, future debt financings may limit our ability to withstand competitive pressures and render us more vulnerable to economic downtowns. If we are unable to fund our capital requirements, we may be unable to implement our business plan and our financial performance may be adversely impacted.

Approximately 63.9% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 170 active customers, approximately 63.9% of our sales revenue came from our top ten customers in 2011, with Jolly alone accounted for approximately 14.1% of our sales revenue in the same period. If we cease to do business at or above current levels with Jolly or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

Our products are not considered environmentally hazardous materials, however, the dust produced during our production process is considered hazardous to the environment. We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various national and local environmental laws and regulations concerning issues such as air emissions, waste water discharges, and solid and hazardous waste management and disposal. These laws and regulations are becoming increasingly stringent. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more costly than anticipated.

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. The most direct impact is likely to be an increase in energy costs, which would increase our operating costs, primarily through increased utility and transportations costs. In addition, many of our customers operate in the manufacturing industry. Any restrictions or penalties imposed under a cap and trade system might significantly impact their operations, which in turn, would adversely affect their demand for our products. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

We hold sixty two patents related to our production and some of these patents are key technology widely used in our process to improve the efficiency of production. We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure that the measures we take to protect our proprietary rights are adequate.

Expansion of our business may place a significant strain on our management and operational infrastructure and impede our ability to meet any increased demand for our products.

Our business plan is to significantly grow our operations by meeting the anticipated growth in demand for existing products and by introducing new product offerings. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. Our business growth also presents numerous risks and challenges, including:

  Our ability to successfully and rapidly expand sales to potential customers in response to increasing demand;

  The costs associated with such growth, which are difficult to quantify, but could be significant; and

  The costs associated with developing new products to keep pace with rapid technological changes.

To accommodate the growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage existing and additional employees. Funding may not be available in a sufficient amount or on favorable terms, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

Improvements in the quality and lifespan of refractory products may decrease product turnover and our sales revenues.

Technological and manufacturing improvements have made refractory products more durable and more efficient. While making products more durable and more efficient is generally a positive development, the increased quality and durability of refractory products could lead to declining consumption and turnover of refractory products. With the growth rate in the steel industry decelerating and with the consumption rate of refractory products per metric ton of steel produced decreasing, the refractory industry’s future growth rate may decelerate. We can increase our prices to offset the decrease in product consumption, but we cannot assure that price increases will be acceptable to our customers.

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

We completed our new fine precisions abrasives production facility in 2009 and we have earned revenue in 2010 and 2011 but we cannot guarantee that we will earn the estimated revenues in the future or that it ultimately will be profitable.

We initiated the construction of our fine precisions abrasives production facility in 2008 and completed it in 2009. We entered into trial production in July 2009 and initiated sales in August 2010. In 2011, the company sold approximately 3,429 ton abrasives. However, we cannot guarantee that we will continue to earn revenue or that the business will be profitable.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Chief Financial Officer, Ningfang Liang, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

However, a control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including the U.S. dollar, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. dollar has remained stable and has appreciated slightly. Countries, including the United States, have argued that the RMB is artificially undervalued due to China’s current monetary policies and have pressured China to allow the RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters. It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers’ demand for our products and services.

All of our operations are conducted in China and a major portion of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

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

The implementation of the new PRC labor law and increases in the labor costs in China may hurt our business and profitability.

On June 29, 2007, the PRC government promulgated a new labor law, the Labor Agreement Law of the PRC, or the New Labor Agreement Law, which became effective on January 1, 2008. The New Labor Agreement Law imposes greater liability on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Agreement Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and future operating prospects.

RISKS RELATED TO THE MARKET FOR OUR STOCK

As our common stock is thinly traded, the stock price may be volatile and investors may have difficulty disposing of their investments at prevailing market prices.

On March 4, 2010, our common stock began trading on the NYSE Amex stock exchange (formerly the American Stock Exchange) under the symbol “CHGS”. Prior to March 4, our common stock was traded over-the-counter under the symbol CHGS.OB. Despite the relisting on the larger stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

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

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE Amex.

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE Amex (formerly the American Stock Exchange). The NYSE Amex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the NYSE Amex Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE Amex. If we are delisted from the NYSE Amex then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE Amex could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In order to remain listed on NYSE Amex, we are required to maintain a minimum stockholders’ equity of $6 million.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

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

Recently, some short sellers actively attack on Chinese small cap stocks. We are a Chinese small cap public company and may be attacked by some short sellers. While we intend to strongly defend our public filings against any such short teller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy - oftentimes blogging from outside the U.S. with little or no assets or identity requirements - should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price.

In addition, as many Chinese small cap public companies have been recently subject to intense scrutiny, criticism and negative publicity by investors, short sellers, financial commentators and regulatory agencies, such as the United States Securities and Exchange Commission, and much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud, it is not clear what affect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation could be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely impacted. It could seriously affect our ability to raise money and your investment in our stock could be rendered worthless.

Our President and CEO hold a significant percentage of our outstanding voting securities.

As of December 31, 2011, Mr. Shunqing Zhang, our President and CEO, was the beneficial owner of approximately 56.8% of our outstanding voting securities. As a result, he possessed significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions. His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All land in China is owned by the government authority. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We have obtained or are in the process of obtaining the right from the relevant governmental authority for periods ranging from 39 to 50 years to use the land on which our facilities are located. We currently have about 31 manufacturing facilities located on five manufacturing sites in China. In our Refractories subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 316,663 square feet. In our High-Temperature subsidiary in Zhengzhou City, Henan Province, we have offices and workshops that total approximately 115,777 square feet. In our Duesail subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 401,449 square feet. In our Micronized subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 739,114 square feet, and we have offices and workshops that total approximately 753,000 square feet in the Yuxing subsidiary.

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

PART II

ITEM 5. MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On March 4, 2010, our common stock commenced trading on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) under the symbol “CHGS”. Until March 3, 2010, our common stock was traded over-the-counter under the symbol CHGS.OB. The CUSIP number is 16942P101.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board and NYSE Amex Stock Exchange These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2011	Closing Bid Prices (1)
	High	Low
4th Quarter	$1.19	$0.69
3rd Quarter	1.93	0.90
2nd Quarter	3.16	1.53
1st Quarter	4.37	1.96

Year Ended December 31, 2010
	High	Low
4th Quarter	$5.15	$1.13
3rd Quarter	1.53	1.14
2nd Quarter	2.90	1.18
1st Quarter	3.82	2.26

__________________________________
(1) The above tables set forth the range of high and low bid prices per share of our common stock as reported in our SEC filings and by www.quotemedia.com for the periods indicated. The closing bid prices are only available from the quarter that began on April 1, 2006.

Holders

On December 31, 2011, there were approximately 217 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

At the Company’s annual shareholder meeting, which was held on September 28, 2011, the Company’s shareholders approved the 2011 Long-Term Incentive Plan (the “Plan”), which authorized a total of 3,000,000 shares of the Company’ common stock. The maximum number of shares of common stock that may be issued to any one grantee during any calendar year shall not exceed 100,000.

The Plan is designed to enhance the Company’s and its affiliates’ ability to attract and retain highly qualified officers, directors, key employees and other persons, and to motivate such officers, directors, key employees and other persons to serve the Company and its affiliates and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.

As of April 16, 2012, no securities have been issued under the Plan.

For a detailed description of the Plan, see Schedule 14A Information Proxy Statement filed with the SEC on August 15, 2011.

Recent Sales of Unregistered Securities

On November 1, 2011, the Company issued 8,658 of the restricted shares of the common stock to Lawrence Goldman for his director service.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2011 and 2010.

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries. Through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Refractories, we manufacture monolithic refractory products in China. Through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Duesail and Duesail’s wholly-owned subsidiary Yuxing, we manufacture fracture proppant products. Through Micronized, wholly-owned subsidiary of Refractories, we manufacture fine precision abrasives. Through High-Temperature, 89% owned subsidiary of Refractories, we manufacture industrial ceramic products. We have four primary business segments: refractories, industrial ceramics, fracture proppant and fine precision abrasives. Refractories product is a nonmetallic material that is used in heavy industrial processes present with extremely high temperatures, and the main customers for the segment are steel makers. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. Our fracture proppants are very fine ball-like pellets, highly resistant to pressure, and used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. The fine precision abrasives are essentially very fine, uniformly round, silicon carbide (SiC) based particles. These ultra-fine high-strength particles are applicable in a broad range of applications, including machine manufacturing, electronics, optical glass, architecture, semiconductors, silicon chips, plastics and lenses. In 2011, the refractories segment contributed approximately $46.6 million or 60.5%, of our total revenue of $76.9 million, industrial ceramics contributed approximately $0.4 million or 0.6% of the total revenue, fracture proppants contributed approximately $22.5 million or 29.3% of our total revenue and fine precision abrasives contributed approximately $7.4 million or 9.6% of the total revenue.

We sell our products to over 170 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and 11 countries in Asia, North America and Europe. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives target solar companies and optical equipment manufacturers. Most of our large customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China and in the United States. We expect continued revenue growth from fracture proppant products and fine precision abrasives in 2012.

Highlights of Business Operations in 2011

During 2011, our company has maintained a steady growth in sales revenue in spite of significant challenges from both the refractory and fracture proppant markets. From the beginning of 2009, the PRC central government has labeled the steel sector in China an overcapacity-burdened industry and the government is resolved to cut back the industry's excessive capacity. Since then some small and mid-sized steel producers have been shut down, which decreased the demand of refractories. To face the changing market environment, we have since adjusted product offerings in refractories segment, increased full-service contracts and focused on the maintenance of current customers. In the fourth quarter, as the price of raw materials and energy continued to rise, we incurred significant pressure in refractories segment. As many of our contracts are renewed annually, we were unable to quickly pass the increase in costs to our customers and thus resulted in the decrease in gross margin. In fracture proppant segment, our main market remained in the overseas as the international sales brought us higher margin and better payment terms. However, the demand in the U.S. market for fracture proppants products experienced slowdown in the fourth quarter and there is no clear sign of recovery in short term. In fine precision abrasives segment, although we signed a supply contract with one of the main solar producers in China to expand our market share, we still encountered fierce competition from other producers and failed to improve profitability of the segment.

The followings are some financial highlights for the year 2011:

  Sales revenue increased by approximately $14.7 million, or 23.7%, to approximately $76.9 million in 2011 from approximately $62.2 million in 2010.

  Gross profit decreased by approximately $1.5 million, or 8.4%, to approximately $16.2 million in 2011, from approximately $17.7 million in 2010. Gross margin was 21.1% for 2011, compared with 28.4% for 2010. The decrease in gross margin was largely attributed to the lower gross margin in our refractories segment compared to 2010 resulted from rising costs of raw materials and energy, and the negative gross margin in our fine precision abrasives segment. Net income decreased by approximately $7.8 million, to a net loss of approximately $7.5 million in 2011, from a net income of approximately $264,000 in 2010.

  Our consolidated balance sheet as of December 31, 2011 included current assets of approximately $106.0 million and total assets of approximately $148.0 million, with working capital of approximately $11.8 million.

Major Factors that Affect our Financial Condition in 2011

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximate 696 million metric tons in China, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to squeeze out small to mid-sized steel makers reduced the overall demand for refractories. Such impacts on our sales continued in 2011, especially in the fourth quarter, as more small and mid-sized steel makers shut down their production.

Considerable Increase of Raw Material Prices and Decrease in Gross Margin

In 2011, China saw its highest inflation rate in over 10 years. While the overall inflation started to ease in the fourth quarter of 2011, the raw materials prices, labor costs and fuel and utilities costs continued to rise. On the other hand, in a fragmented market, hardly could the selling price of our products keep pace with the increase in raw materials prices on a timely basis. As a result, our gross margin for 2011 was significantly impacted.

Increase in Financing Costs Further Limited Our Ability to Expand Business

The unfavorable payment term offered by our customers in refractories segment and fine precision abrasives segment strained our working capital needs, and as a result significantly increased our financing costs, as banks charged higher interest rates when we discounted more bills receivables to meet our working capital needs.

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years.

(All amounts, other than percentages, in U.S. dollars)

	2011		2010
Statement of operations data:	Dollars in thousands	As a percentage of net revenues	Dollars in thousands	As a percentage of net revenues
Net Sales	76,936	100.0%	62,189	100.0%
Cost of goods sold	60,727	78.9%	44,499	71.6%
Gross profit	16,209	21.1%	17,690	28.4%

Operating expenses
Allowance for doubtful accounts	1,335	1.8%	437	0.7%
General & administrative expenses	7,011	9.1%	5,741	9.2%
Impairment on goodwill	441	0.6%	-	0.0%
Impairment on intangible assets	310	0.4%	-	0.0%
Research and development expenses	699	0.9%	817	1.3%
Selling expenses	9,491	12.3%	8,365	13.5%
Total operating expenses	19,287	25.1%	15,360	24.7%

(Loss) income from operations	(3,078)	-4.0%	2,330	3.7%

Government grant income	380	0.5%	123	0.2%
Guarantee income	614	0.8%	239	0.4%
Guarantee expenses	(518)	-0.7%	(622)	-1.0%
Interest income	916	1.2%	364	0.6%
Impairment on deposit for acquisition of a non-consolidated affiliate	(1,248)	-1.6%	-	0.0%
Change in fair value of warranty liabilities	970	1.3%	-	0.0%
Other income	15	0.0%	129	0.2%
Finance costs	(5,279)	-6.9%	(1,768)	-2.8%

(Loss) income before income taxes and noncontrolling interest	(7,228)	-9.4%	794	1.3%
Income taxes	(325)	-0.5%	(522)	-0.8%
Noncontrolling interest	48	0.1%	(8)	-0.1%

Net (loss) income attributable to Company’s common stockholders	(7,505)	-9.8%	264	0.4%

Dollars in thousands	2011	2010	Dollar ($) Increase (Decrease)	Percentage Increase (Decrease)
Net Sales	76,936	62,189	14,747	23.7%
Cost of goods sold	60,727	44,499	16,228	36.5%
Gross profit	16,209	17,690	(1,481)	-8.4%

Operating expenses
Allowance for doubtful accounts	1,335	437	898	205.5%
General & administrative expenses	7,011	5,741	1,270	22.1%
Impairment on goodwill	441	-	441	100.0%
Impairment on intangible assets	310	-	310	100.0%
Research and development expenses	699	817	(118)	-14.4%
Selling expenses	9,491	8,365	1,126	13.5%
Total operating expenses	19,287	15,360	3,927	25.6%

(Loss) income from operations	(3,078)	2,330	(5,408)	-232.1%

Government grant income	380	123	257	208.9%
Guarantee income	614	239	375	156.9%
Guarantee expenses	(518)	(622)	104	-16.7%
Interest income	916	364	552	151.6%
Impairment on deposit for acquisition of a non-consolidated affiliate	(1,248)	-	(1,248)	100.0%
Change in fair value of warranty liabilities	970	-	970	100.0%
Other income	15	129	(114)	-88.4%
Finance costs	(5,279)	(1,768)	(3,511)	198.6%

(Loss) income before income taxes and noncontrolling interest	(7,228)	794	(8,022)	-1,010.3%
Income taxes	(325)	(522)	197	37.7%
Noncontrolling interest	48	(8)	56	-700.0%

Net (loss) income attributable to Company’s common stockholders	(7,505)	264	(7,769)	-2,942.8%

Sales revenues. Sales revenues increased approximately $14.7 million, or 23.7%, to approximately $76.9 million in 2011 from approximately $62.2 million in 2010. The increase was mainly attributable to increased sales from our fracture proppant segment and fine precision abrasives segment, particularly increased export sales of fracture proppant products compared with 2010.

In our refractory segment, we sold 98,920 metric tons of refractory products in 2011, a 2.7% decrease compared with 101,711 metric tons sold in 2010. The revenue from our refractory products increased to approximately $46.6 million in 2011 from approximately $45.8 million in 2010. The sales revenue increase was primarily due to the increase in the average selling price as we increased the sales to full-service customers. The average selling prices reached $473 per metric ton in 2011, representing a 5.1% increase compared with $450 per metric ton in the same period of 2010.

In our fracture proppant segment, we sold 60,388 metric tons of fracture proppant products in 2011, compared with 41,270 metric tons in 2010. The large increase in sales volume was primarily driven by the strong demand from the US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $22.5 million for 2011, an increase of 57.3% compared with approximately $14.3 million in 2010. Average selling price increased to $381 per metric ton in 2011, compared with $347 per metric ton in 2010, as a result of the change in product mix since U.S. customers purchased more high-density products in 2011.

In our industrial ceramics segment, revenue was approximately $430,000 for 2011 compared with approximately $1.2 million in 2010. The decrease was primarily attributable to the low demand for our products in 2011.

In our fine precision abrasives segment, we realized sales of approximately $7.4 million. The revenue was approximately $0.9 million in 2010. The sales of fine precision abrasives products started in the third quarter of 2010.

Cost of goods sold. Our cost of goods sold increased approximately $16.2 million, or 36.5%, to approximately $60.7 million for 2011 from approximately $44.5 million in 2010. As a percentage of net revenues, the cost of goods sold increased by approximately 7.3% to 78.9% in 2011 from 71.6% in 2010. This increase was primarily due to the higher raw materials costs, energy costs and labor costs compared with 2010.

Gross profit. Our gross profit decreased approximately $1.5 million, or 8.4% to approximately $16.2 million for 2011 from approximately $17.7 million in 2010. Gross profit as a percentage of net revenues was 21.1% for 2011, as compared with 28.4% for 2010. The percentage decrease was mainly attributable to the decreased gross margin in our fine precision abrasives segment and the increase in the cost of raw materials, energy and labor costs in refractories segment compared with 2010.

Allowance for doubtful accounts. Allowance for doubtful accounts increased 205.5%, to approximately $1.3 million for 2011, from approximately $0.4 million for 2010. The increase was primarily due to the change in our provisioning policy based on the management's analysis of settlement patterns and historical information which increased the allowance for accounts receivables aged over three years and other receivables which have uncertainties in collectability.

General and administrative expenses. Our general and administrative expenses increased 22.1%, to approximately $7.0 million for 2011, from approximately $5.7 million for 2010. The increase was primarily due to the higher salary and personnel expenses, depreciation expenses and legal fees. As a percentage of net revenues, general and administrative expenses decreased 0.1% to 9.1% in 2011, compared with 9.2% in 2010.

Impairments on goodwill and intangible assets. Impairment expenses on goodwill and intangible assets were approximately $751,000 for 2011. There was no impairment expense in 2010. The increase was attributable to the write-off of goodwill related to the acquisition of one of our subsidiaries and the write-off of intangible assets related to an unpatented technology acquired in 2007. Based on the results of the impairment review performed by the management at the end of 2011, the probability of recovering the carrying value of the goodwill and intangible assets are considered unlikely and thereafter fully impaired.

Selling expenses. Selling expenses increased by approximately $1.1 million to approximately $9.5 million compared with approximately $8.4 million in 2010. As a percentage of net revenues, our selling expenses decreased to 12.3% for 2011, as compared with 13.5% for 2010. The decrease in selling expenses was primarily attributable to the change in product mix as we sold more fracture proppants products and fine abrasive products which normally incurred lower selling expenses than refractory segment. The decrease was partially offset by the increase in the transportation costs, higher post-sales service expenses in our refractory segment.

Research and development expenses. Our research and development expenses decreased to approximately $699,000 for 2011, compared with approximately $817,000 for 2010 due to fewer R&D activities.

Government grant income. Our government grant income was approximately $380,000 for 2011 compared with approximately $123,000 for 2010.

Impairment on deposit for acquisition of a non-consolidated affiliate. Impairment on deposit for acquisition of a non-consolidated affiliate was approximately $1.2 million for 2011. This non-cash impairment charge was related to our investment in Yili YiQiang Silicon Limited (“Yili”). The impairment was attributable to the operating results of Yili and uncertainties surrounding silicon carbide industry. No impairment expenses on deposit were identified in 2010.

Finance costs. Our finance costs increased by approximately $3.5 million, or 198.6% to approximately $5.3 million for 2011, from approximately $1.8 million for 2010. This substantial increase was primarily due to an increase of approximately $2.0 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $1.5 million in interest expenses as we increased borrowing activities for 2011.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $7.2 million for 2011, compared with approximately $0.8 million income for 2010. The decrease was primarily attributable to the loss from operations, higher finance costs and non-cash impairment charges during 2011.

Income taxes. Our income taxes were approximately $325,000 for 2011, a decrease of approximately $197,000 or 37.7% from approximately $522,000 for 2010.

Net (loss) income. Our net loss for 2011 was approximately $7.5 million, a decrease of approximately $7.8 million from an income of approximately $264,000 in 2010. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $3.6 million and restricted cash of approximately $21.1 million. Our current assets were approximately $106.0 million and our current liabilities were approximately $94.2 million as of December 31, 2011 which resulted in a current ratio of approximately 1.12. Total stockholders’ equity as of December 31, 2011 was approximately $53.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

Dollars in thousands	2011	2010
Net cash used in operating activities	(3,533)	(7,574)
Net cash used in investing activities	(13,886)	(6,406)
Net cash provided by financing activities	20,048	13,882
Effect of foreign currency translation on cash and cash equivalents	40	30
Net increase (decrease) in cash and cash equivalents	2,669	(67)
Cash and cash equivalents, beginning of year	925	992
Cash and cash equivalents, end of year	3,594	925

Operating Activities

Net cash used in operating activities was approximately $3.5 million in 2011, compared with net cash used in operating activities of approximately $7.6 million in 2010. The decrease in net cash used in operating activities was primarily due to the increase in bills payables, trade payables and other payables during 2011, which was partly offset by the increase in trade receivables, bills receivables and lower income compared to 2010.

Investing Activities

Net cash used in investing activities during 2011 was approximately $13.9 million, an increase of approximately $7.5 million from net cash used in investing activities of approximately $6.4 million during 2010. The increase in net cash used in investing activities in 2011 was primarily due to the expansion of our fracture proppants production lines and the construction and renovation of our office buildings.

Financing Activities

Net cash provided by financing activities was approximately $20.0 million during 2011, compared with net cash provided by financing activities of approximately $13.9 million during 2010. The increase in cash flow from financing activities was primarily due to net proceeds from our January 2011 equity financing of $9.3 million, net increase in loans of $5.3 million and the increase of restricted cash of $5.0 million.

Loan Facilities

In 2011, we secured new loans totaling approximately $107.6 million from banks for our working capital needs, and we repaid approximately $104.9 million in bank loans during the year ended December 31, 2011. As a result, the balance of all our bank loans and bank borrowings as of December 31, 2011 was approximately $46.0 million, which includes approximately $29.5 million short-term bank loans and approximately $16.5 million of bank borrowings secured by bank deposits.

As of December 31, 2011, the detail of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Industrial and Commercial Bank of China	2011-01-18 to 2012-01-09	1 year	$2,833,200
2	Facility Bank Loan	Bank of China	2011-03-21 to 2012-03-21	1 year	$944,400
3	Facility Bank Loan	Luoyang Bank	2011-04-18 to 2012-04-17	1 year	$3,148,000
4	Facility Bank Loan	Agricultural Bank of China	2011-04-28 to 2012-04-27	1 year	$6,296,000
5	Facility Bank Loan	China CITIC Bank	2011-05-13 to 2012-05-12	1 year	$2,361,000
6	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-06-28 to 2012-06-25	1 year	$787,000
7	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-22 to 2012-09-21	1 year	$708,300
8	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-14	1 year	$787,000
9	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-15	1 year	$393,500
10	Facility Bank Loan	Shanghai Pudong Development Bank	2011-09-22 to 2012-09-21	1 year	$1,574,000
11	Facility Bank Loan	Kaifeng Commercial Bank	2011-09-27 to 2012-09-26	1 year	$4,722,000
12	Facility Bank Loan	Shanghai Pudong Development Bank	2011-10-12 to 2012-10-11	1 year	$1,574,000
13	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-10-14 to 2012-10-13	1 year	$424,980
14	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-12-12 to 2012-12-5	1 year	$2,833,200
15	Facility Bank Loan	China Merchants Bank	2011-12-27 to 2012-6-26	6 months	$149,530
16	Bank Borrowing	City Credit Cooperative in Qingyuan Liaoning	2011-10-19 to 2012-4-18	6 months	$3,148,000
17	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-10-26 to 2012-4-26	6 months	$1,574,000
18	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-10-28 to 2012-2-17	4 months	$31,480
19	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-10-28 to 2012-3-23	5 months	$125,920
20	Bank Borrowing	Industrial and Commercial Bank of China	2011-11-1 to 2012-4-11	6 months	$157,400
21	Bank Borrowing	Industrial and Commercial Bank of China	2011-11-1 to 2012-4-13	6 months	$787,000
22	Bank Borrowing	Industrial and Commercial Bank of China	2011-11-1 to 2012-4-20	6 months	$157,400
23	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-3 to 2012-5-3	6 months	$787,000
24	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-4 to 2012-5-4	6 months	$787,000
25	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-9 to 2012-2-3	4 months	$31,480
26	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-9 to 2012-4-20	6 months	$23,610
27	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-14 to 2012-4-19	6 months	$23,610
28	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-24 to 2012-3-21	4 months	$157,400
29	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-16 to 2012-3-26	4 months	$47,220
30	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-16 to 2012-4-20	5 months	$78,700
31	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-16 to 2012-6-15	6 months	$2,361,000
32	Bank Borrowing	Xinyang Bank	2011-12-20 to 2012-6-19	6 months	$4,722,000
33	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-22 to 2012-5-28	6 months	$472,200
34	Bank Borrowing	China Everbright Bank	2011-12-28 to 2012-6-22	6 months	$965,492

We have approximately $29.5 million of facility bank loans, maturing from January 9, 2012 to December 5, 2012 and approximately $16.5 million of bank borrowings secured by bank deposits. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contracts to which we are a party:

On January 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $3.1 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 5.81% per year on all outstanding principal. The outstanding balance was approximately $2.8 million (RMB 18 million) as of December 31, 2011.

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

On April 28, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $6.3 million (RMB 40 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On May 13, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.4 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On June 28, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement, with City Credit Cooperatives in Gongyi whereby City Credit Cooperatives has agreed to loan approximately $0.8 million (RMB5 million) to Duesail for a term of one year, at an interest rate of 12.1% per year on all outstanding principle.

On September 22, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $0.7 million (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On September 16, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $0.8 million (RMB 5 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On September 16, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $0.4 million (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On September 22, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $1.6 million (RMB 10 million) to Duesail for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

On September 27, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Kaifeng Commercial Bank (“KCB”), whereby KCB has agreed to loan approximately $4.7 million (RMB 30 million) to Duesail for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On October 12, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPD, whereby SPD has agreed to loan approximately $1.6 million (RMB 10 million) to Refractories for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

On October 14, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $0.4 million (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 12, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement with City Credit Cooperatives in Gongyi, whereby City Credit Cooperatives has agreed to loan approximately $2.8 million (RMB 18 million) to Duesail for a term of one year, at an interest rate of 11.808% per year on all outstanding principle.

On December 27, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China Merchants Bank (“CMB”), whereby CMB has agreed to loan approximately $150,000 (RMB 950,000) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

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

Based on the above assessment, the management changed the general provisioning policy for the year ended December 31, 2011 to make allowance equivalent to 5% (2010 : 5%) of trade receivables due from 1 to 2 years, 40% (2010 : 40%) of trade receivables due from 2 to 3 years and 90% (2010 : 70%) of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

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

Revenue from sales of the Company's product represents the invoiced value of goods, net of the value-added tax ("VAT"). The Company's products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company's products.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2011 and 2010, such receivables amounted to $976,145 and $1,241,255 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $9.1 million and $3.4 million accounted for 11.8% and 5.5% of total revenues for the fiscal years of 2011 and 2010, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system.

Based on the materiality criteria of SAB Topic 1.M, the Company begins accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

During the year of 2010, as the warranty expenses reached 5% of net income thus material to the consolidated financial statements, the Company began accruing of warranty expenses and making a general provision for warranty. The closing balance of this provision is equal to 2% of relevant sales for the year of 2011 (See note 13).

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies - Loss Contingencies. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this ASU permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 - 80)”. The amendments in this ASU will require additional disclosures about an employer's participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Chief Financial Officer, Mr. Ningfang Liang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on our assessment, Mr. Zhang and Mr. Liang determined that, as of December 31, 2011, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Date of Appt.	Position
Shunqing Zhang	58	Apr. 25, 2007	CEO, President and Chairman, Board Director
Ningfang Liang	39	Jul. 7, 2011	Chief Financial Officer
Ming He	41	Nov. 18, 2009	Board Director
Jingzhong Yu	47	Nov. 18, 2009	Board Director
Ningsheng Zhou	53	Jul. 15, 2011	Board Director
Hsin-I Lin	59	Oct. 5, 2011	Board Director

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

Shunqing Zhang, age 58. Mr. Zhang became CEO and President of China GengSheng Minerals, Inc. on April 25, 2007 and has served as Chairman of the Board since May 3, 2007. Mr. Zhang was elected Chairman of the Board and CEO of Henan Gengsheng in December, 2005. Prior to that, he served as President of Henan Gengsheng for June 2002 to December 2005, and served as Chairman of the Board and President of the Gengsheng Industry Group of Henan Province, from 1997 to 2002. Prior to that, Mr. Zhang served as Director of the Academy of the Ministry of Metallurgy Lofa Resistance Associated Experimental Plant in Gongyi City, a refractories manufacturer, from 1986 to 1997. Mr. Zhang holds an associate degree from China Central Radio and TV University. In December of 2008, Mr. Zhang was awarded the title of "Gongyi City's Most Influential Person in the 30 Years of Opening & Reform" by the City of Gongyi in Henan Province. In naming Mr. Zhang, the city cited his achievements in creating jobs in the local community, stimulating the rapid growth of Gongyi's economy and setting excellent examples of taking social responsibilities. As Chief Executive Officer of the Company, Mr. Zhang provides the Board with an intimate understanding of the Company’s operations and industry.

Ningfang Liang, age 39. Mr. Liang became our Chief Financial Officer on July 7, 2011. Mr. Liang has over 16 years of finance and accounting experience, including over six years at U.S. public companies, where he managed SEC reporting, internal control, GAAP compliance, as well as internal auditing, financial analysis and management reporting activities. Prior to joining the Company, Mr. Liang worked as Finance Manager at White Mountains Re Ltd, the reinsurance subsidiary of White Mountains Insurance Group, Ltd. from December 2008 to June 2011. Additionally, he has held senior finance and accounting positions at American International Group, Inc. from December 2006 to December 2008, Celgene Corporation from January 2005 to December 2006, and China Construction Bank from July 1993 to May 2002. Mr. Liang is a licensed CPA in the states of New Jersey and Illinois and is a member of the American Institute of Certified Public Accountants. He holds a Bachelor’s degree in finance from Shanghai University of Finance and Economics, and an MBA from the University of Illinois Urbana-Champaign.

Ming He, age 41. Mr. He joined Shengkai Innovations, Inc. (NASDAQ: VALV) in March 2010 and serves as the Chief Financial Officer. Between January 2007 and February 2010, Mr. He served as CFO of Usunco Automotive Limited / Equicap, Inc. From October 2004 until January 2007, Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (NASDAQ: SORL). Mr. He holds designations of Chartered Financial Analyst and Illinois Certified Public Accountant. He received his Master of Science degree in Accountancy in 2004 and Master of Business Administration degree in Finance in 2003 from University of Illinois at Urbana-Champaign. He also received his Bachelor of Arts degree from Shanghai Institute of Foreign Trade in 1992. Mr. He serves as the chair of the Audit Committee and is a member of the Compensation Committee and Nominating and Corporate Governance Committee of the Board.

Jingzhong Yu, Age 47. Prof. Yu currently is an accounting professor at Zhongnan University of Economics and Law and has served in such position since 1985. Prof. Yu also served as an investment advisor from December 2003 to December 2007 to China Wanke Co., Ltd., which is a residential property developer, 999 Group, which is a pharmaceutical manufacturing company, Sanyi Group., Ltd., which is in the equipment and machinery manufacturing business, and China National Salt Industry Corporation, which is in the business of producing salt and salt chemicals. From December 2003 to June 2008, Prof. Yu served as an investment advisor to China Tobacco Group, which manufactures tobacco products. Prof. Yu serves as the chair of the Compensation Committee and is a member of the Audit Committee and Nominating and Corporate Governance Committee of the Board.

Ningsheng Zhou, Age 53. Prof. Zhou has been a professor and director of High Temperature Materials Institute of Henan University of Science and Technology since 2004. From 2000 to 2004, he was a Vice President of Luoyang Institute of Refractories Research (LIRR) in China. Mr. Zhou is an expert in refractories R&D and applications with 30 years of experiences in the refractory industry. Mr. Zhou received his Ph. D. degree from University of Montreal in Canada in 2000 and a Master of Science degree in Inorganic Non-Metallic Materials from LIRR in 1987. He received his Bachelor of Science degree in Refractories Technology from Wuhan University of Science and Technology in 1982 and also worked as a visiting scholar in Germany during 1991 and 1993.

Hsin-I Lin, Age 59. Mr. Lin has been with Rim Asia Capital Partners since 2004, where he served as Partner. Prior to joining Rim Asia Capital Partners, he worked as a Partner at SVO, from 2002-2004. Mr. Lin has approximately twenty years of experience in business administration, direct investment, corporate finance, and investment banking in the United States and China. Mr. Lin received his B.A. from Tamkang University in Taiwan, his M.A. from Waseda University in Japan, his M.B.A from Oklahoma City University in the United States and his PhD in economics from Northwest University in China.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Board Meetings and Committees

Board Composition. All actions of board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our board of directors is composed of Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Ming He, Mr. Jingzhong Yu, Mr. Ningsheng Zhou, and Mr. Hsin-I Lin. The Board has determined that the following directors, who constitute a majority of the Board (three), are independent in accordance with the NYSE Amex and SEC rules governing director independence: Ming He, Jingzhong Yu and Hsin-I Lin.

Meetings of the Board of Directors. During 2011, the Board of Directors met seven times. During that period, each of the incumbent directors attended 100% of the aggregate number of meetings held by the Board and by each of the committees on which such director served.

Board Committees. Our Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. The principal functions and the names of the directors currently serving as members of each of those committees are set forth below. In accordance with applicable NYSE Amex and SEC requirements, the Board of Directors has determined that each director serving on the Audit, Compensation and Nominating committees is an independent director.

Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to our financial matters. The Audit Committee operates under a written charter, a copy of which is available on our website at www.gengsheng.com under the heading “Investor Relations.” Under the charter, the committee’s principal responsibilities include reviewing our financial statements, reports and releases; reviewing with the independent auditor all critical accounting policies and alternative treatments of financial information under generally accepted accounting principles; and appointing, compensating, retaining and overseeing the work of the independent auditor.

The Audit Committee met three times during 2011. The current members of the Audit Committee are Ming He (Chairman), Jingzhong Yu and Hsin-I Lin. The Board of Directors has determined that Mr. He is an “audit committee financial expert,” as that term is defined in SEC rules.

Compensation Committee. The Compensation Committee has the primary authority to determine our compensation philosophy and to establish compensation for our executive officers. The Compensation Committee operates under a written charter, a copy of which is available on our website at www.gengsheng.com under the heading “Investor Relations.” Under the charter, the committee’s principal responsibilities include making recommendations to the Board on the Company’s compensation policies, determining the compensation of senior management, making recommendations to the Board on the compensation of independent directors and approving performance-based compensation.

The Compensation Committee did not meet during 2011. The current members of the Compensation Committee are Jingzhong Yu (Chairman), Ming He and Hsin-I Lin.

Nominating Committee. The Nominating Committee provides for the nomination of persons to serve on our Board. The qualifications of recommended candidates also will be reviewed and approved by the full Board. The Committee considered the following factors when qualifying candidates: current composition of the Board and the characteristics of each candidate under consideration, including that candidate’s competencies, experience, reputation, integrity, independence, potential for conflicts of interest and other appropriate qualities. When considering a director standing for re-election, in addition to the factors described above, the Committee considers that individual’s past contribution and future commitment to the Company. The independent directors evaluate all candidates, regardless of the source from which the candidate was first identified, based upon the totality of the merits of each candidate and not based upon minimum qualifications or attributes. The Nominating Committee operates under a written charter, a copy of which is available on our website at www.gengsheng.com under the heading “Investor Relations.”

The Nominating Committee did not meet during 2011. The current members of the Nominating Committee are Hsin-I Lin (Chairman), Ming He and Jingzhong Yu.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Mr. Hsin-I Lin, our director, filed a Form 3 on October 17, 2011 to report his director appointment on October 5, 2011.

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

The code requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, in accordance with Sarbanes-Oxley, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to continue the trust, confidence and respect of our suppliers, customers and stockholders.

Our SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Shunqing Zhang, our President and Chief Executive Office, and Ningfang Liang, our Chief Financial Officer.

No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
		($)	($)	($)	($)
Shunqing Zhang, Chairman, CEO, President	2011	77,450	-	-	77,450
	2010	55,588	-	-	55,588
Ningfang Liang, CFO	2011	45,000	-	-	45,000
	2010	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreement

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees. Our subsidiary Henan Gengsheng has employment agreements with the following named executive officers:

Shunqing Zhang. Mr. Zhang’s preliminary employment agreement became effective as of January 1, 2007 and expired on December 31, 2009. We have renewed his employment agreement in January 2010 and 2012, which will expire on December 31, 2013, and we expect that this agreement will be renewed by the parties upon its expiration. Mr. Zhang is receiving an annual salary of approximately $78,700 under the agreement.

Ningfang Liang. Pursuant to employment agreement that the Company and Mr. Liang entered into on June 30, 2011, Mr. Liang will be entitled to an annual salary of $90,000. The employment agreement has an initial term (the “Initial Term”) commencing as of June 27th, 2011 and expiring on June 26th, 2012, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days notice prior to the expiration of the Initial Term or any one-year extension.

Director Compensation

On November 18, 2009, we appointed Mr. Ming He and Mr. Jingzhong Yu as our independent directors, with engagement term to be one year. On July 15, 2011, we appointed Mr. Ningsheng Zhou as our director. On October 5, 2011, we appointed Mr. Hsin-I Lin as our independent director, with engagement term to be one year. Our board consists of five members, including the CEO, Mr. Shunqing Zhang, sits as the Chairman of the Board, Mr. Ningsheng Zhou, and along with the three independent directors. During the 2011 fiscal year, we did not pay Mr. Shunqing Zhang any compensation for his services as our director. For their function as directors, we paid Mr. Zhou, Mr. He, Mr. Yu and Mr. Lin in the amount of $18,588 (RMB 120,000), $25,000, $7,745 (RMB 50,000) and $6,250 respectively. We do reimburse our directors for reasonable travel expenses related to duties as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of GengSheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Shunqing Zhang	CEO, Chairman of the Board and President	Common Stock, $0.001 par value	15,231,748	56.83%
Ningfang Liang	Chief Financial Officer	Common Stock, $0.001 par value	0	*
Ming He	Independent Director	Common Stock, $0.001 par value	10,000	*
Jingzhong Yu	Independent Director	Common Stock, $0.001 par value	0	*
Ningsheng Zhou	Director	Common Stock, $0.001 par value	0	*
Hsin-I Lin	Independent Director	Common Stock, $0.001 par value	0	*
All officers and directors as a group (6 persons named above)		Common Stock, $0.001 par value	15,241,748	56.87%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of April 16, 2012, a total of 26,803,044 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Director Independence

Our board of directors is currently composed of five members, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Ningsheng Zhou, Mr. Ming He, who is an independent director and Chairman of Audit Committee, Mr. Jingzhong Yu, who is an independent director and Chairman of Compensation Committee and Mr. Hsin-I Lin, who is an independent director and Chairman of Nominating and Corporate Governance Committee. Mr. Zhang and Mr. Zhou are not an “independent director” as defined by Section 303A.02 of the NYSE Listed Company Manual.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF Hong Kong, is our independent registered public accounting firm engaged to examine our consolidated financial statements since the date of recapitalization on April 25, 2007.

Fees for the fiscal years ended December 31, 2011 and 2010

Audit Fees. PKF Hong Kong, was paid aggregate fees of approximately $143,485 and $136,160 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the fiscal years ended December 31, 2011 and 2010.

Audit Related Fees. PKF Hong Kong, was not paid additional fees for the fiscal years December 31, 2011 and December 31, 2010 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. PKF Hong Kong, was not paid any fees for the fiscal years ended December 31, 2011 and December 31, 2010 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. PKF Hong Kong, was paid no other fees for professional services during the fiscal years ended December 31, 2011 and December 31, 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee and board of directors reviewed and approved all audit services provided by PKF Hong Kong, and has determined that the firm's provision of such services to us during 2011 is compatible with and did not impair the independence of PKF Hong Kong. It is the practice of our audit committee and board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.37

Form of Securities Purchase Agreement, dated January 4, 2011, by and between China GengSheng Minerals, Inc. and each of the investors in the offering [incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on January 10, 2011 in commission file number 0-51527]

10.38

Form of Common Stock Purchase Warrant to be issued by China GengSheng Minerals, Inc. to the investors and the placements agent in the offering [incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on January 10, 2011 in commission file number 0-51527]

10.39

Placement Agent Agreement dated January 4, 2011 between China GengSheng Minerals, Inc. and Rodman & Renshaw, LLC [incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on January 10, 2011 in commission file number 0-51527]

10.40

Agreement, dated June 19, 2011, by and between Zhengzhou Duesail Fracture Proppant Co., Ltd. and another party. (confidential treatment has been requested with respect to certain portions of this agreement) [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 23, 2011 in commission file number 0-51527]

10.41

Subscription Agreement dated March 31, 2011, by and between China GengSheng Minerals, Inc. and Yili Yiqiang Silicon Company (the “Silicon”) and Silicon’s two shareholders [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 6, 2011 in commission file number 0-51527]

10.42

Industrial Product Sales Contract, dated January 24, 2011, by and between Zhengzhou Duesail Fracture Proppant Co., Ltd. and Shanghai Jolly Imp&Exp. Co., Ltd. (confidential treatment has been requested with respect to certain portions of this agreement) [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 18, 2011 in commission file number 0-51527]

Exhibit No.	Description

14	Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].
21	Subsidiaries of the Registrant*.
23	Consent of independent registered public accounting firm.*
31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes to exhibits
* Filed herewith

China GengSheng Minerals, Inc.

Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

Index to Consolidated Financial Statements

Pages
Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets	F - 2 - F - 3
Consolidated Statements of Operations and Comprehensive Loss	F - 4
Consolidated Statements of Cash Flows	F - 5 - F - 6
Consolidated Statements of Equity	F - 7
Notes to Consolidated Financial Statements	F - 8 - F - 34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheets of China GengSheng Minerals, Inc. (the "Company") and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants
Hong Kong, China
April 16, 2012

F – 1

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	As of December 31, 2011	As of December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$3,594,361	$925,052
Restricted cash (Note 4)	21,094,008	21,693,100
Trade receivables, net (Note 5)	49,167,748	43,240,996
Bills receivable (Note 15(e))	6,331,997	3,074,156
Other receivables and prepayments, net (Note 6)	8,451,185	7,024,142
Advances to senior management (Note 6)	360,162	51,449
Inventories, net (Note 7)	16,956,582	15,679,492
Deferred tax assets, net of valuation allowance (Note 19)	-	244,046

Total current assets	105,956,043	91,932,433

Deposit for acquisition of a non-consolidated affiliate, net (Note 8)	1,092,041	2,275,500
Deposits for acquisition of land use right, property, plant and equipment	618,892	1,061,502
Goodwill, net (Note 9)	-	441,089
Intangible assets, net (Note 9)	-	379,250
Property, plant and equipment, net (Note 10)	37,164,849	26,188,235
Land use rights (Note 11)	3,137,961	944,166

TOTAL ASSETS	$147,969,786	$123,222,175

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$18,671,086	$14,279,568
Bills payable (Note 4)	16,385,340	8,495,200
Other payables and accrued expenses (Note 12)	8,877,407	5,198,131
Deferred revenue - Government grants (Note 3)	443,632	394,420
Provision of warranty (Note 3 and 13)	184,778	69,739
Income taxes payable	218,038	606,877
Non-interest-bearing loans (Note 14)	3,318,472	1,062,114
Collateralized short-term bank loans (Note 15)	45,974,022	41,641,650
Deferred tax liabilities (Note 19)	112,625	149,578
Warrant liabilities (Note 27)	-	-

TOTAL LIABILITIES	94,185,400	71,897,277

COMMITMENTS AND CONTINGENCIES (Note 21)

F – 2

China GengSheng Minerals, Inc.
Consolidated Balance Sheets (Cont'd)

	As of December 31, 2011	As of December 31, 2010

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized in 2011 and 2010; issued and outstanding 26,803,044 shares in 2011 and 24,294,386 shares in 2010 (Note 16)	26,803	24,294
Additional paid-in capital (Note 16)	28,197,310	19,903,388
Statutory and other reserves (Note 17)	8,110,972	7,521,114
Accumulated other comprehensive income	7,713,341	5,949,455
Retained earnings	9,541,560	17,636,730

Total China GengSheng Minerals, Inc. stockholders' equity	53,589,986	51,034,981
NONCONTROLLING INTEREST	194,400	289,917

TOTAL EQUITY	53,784,386	51,324,898

TOTAL LIABILITIES AND EQUITY	$147,969,786	$123,222,175

The accompanying notes are an integral part of these consolidated financial statements.

F – 3

China GengSheng Minerals, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2011	2010

Sales revenue	$76,935,665	$62,188,656
Cost of goods sold	60,726,627	44,498,585

Gross profit	16,209,038	17,690,071

Operating expenses
Allowance for doubtful accounts	1,334,736	437,318
General and administrative expenses	7,010,822	5,740,604
Impairment on goodwill (Note 9)	441,089	-
Impairment on intangible assets (Note 9)	309,800	-
Research and development expenses	699,367	817,179
Selling expenses	9,491,077	8,365,181

Total operating expenses	19,286,891	15,360,282

(Loss) income from operations	(3,077,853)	2,329,789

Other (expenses) income
Government grant income (Note 3)	379,505	122,914
Guarantee income (Note 3 and Note 21 (b))	614,472	238,798
Guarantee expenses (Note 3 and Note 21 (b))	(518,141)	(622,192)
Interest income	916,387	363,856
Impairment on deposit for acquisition of a non-consolidated affiliate (Note 8)	(1,248,804)	-
Change in fair value of warrant liabilities (Note 27)	970,000	-
Other income	14,788	128,759
Finance costs (Note 18)	(5,278,802)	(1,768,339)

Total other expenses	(4,150,595)	(1,536,204)

(Loss) income before income taxes and noncontrolling interest	(7,228,448)	793,585
Income taxes (Note 19)	(325,146)	(521,590)

Net (loss) income before noncontrolling interest	(7,553,594)	271,995
Net loss (income) attributable to noncontrolling interest	48,282	(7,832)

Net (loss) income attributable to Company’s common stockholders	$(7,505,312)	$264,163

Net (loss) income before noncontrolling interest	$(7,553,594)	$271,995
Other comprehensive income
Foreign currency translation adjustment	1,716,651	1,614,615

Comprehensive (loss) income	(5,836,943)	1,886,610
Comprehensive loss (income) attributable to noncontrolling interest	95,517	(17,758)

Comprehensive (loss) income attributable to Company’s common stockholders	$(5,741,426)	$1,868,852

(Loss) earnings per share (Note 20) - Basic and diluted attributable to Company’s common stockholders	$(0.28)	$0.01

Weighted average number of shares (Note 20) - Basic and diluted	26,754,737	24,243,716

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net (loss) income before noncontrolling interest	$(7,553,594)	$271,995
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash flows used in operating activities:
Depreciation	2,271,268	1,624,255
Impairment of goodwill	441,089	-
Impairment of intangible assets	309,800	-
Impairment on deposit for acquisition of a non-consolidated affiliate	1,248,804	-
Amortization of land use rights	28,428	22,129
Amortization of intangible assets	77,450	53,818
Deferred taxes	208,518	(123,879)
Gain on disposal of intangible assets	-	(53,818)
Loss (gain) on disposal of property, plant and equipment	4,319	(72,926)
Share-based compensation	7,965	295,600
Guarantee expenses	518,141	622,192
Guarantee income	(614,472)	(238,798)
Allowance for doubtful accounts	1,334,736	437,318
Deferred revenue amortized	(356,270)	-
Change in fair value of warrant liabilities	(970,000)	-
Exchange gain	(163,440)	-
Changes in operating assets and liabilities:
Restricted cash	(3,678,875)	(7,548,000)
Trade receivables	(5,205,716)	(5,387,059)
Bills receivable	(3,134,922)	(1,123,429)
Other receivables and prepayments	(1,944,805)	(1,276,659)
Advances to senior management	(301,907)	-
Inventories	(676,480)	(4,933,135)
Trade payables	3,892,832	1,707,545
Provision of warranty	110,634	68,038
Bills payable	7,493,190	6,857,459
Other payables and accrued expenses	3,524,992	947,365
Income taxes payable	(405,102)	275,866

Net cash flows used in operating activities	(3,533,417)	(7,574,123)

Cash flows from investing activities
Payments to acquire and deposits for acquisition of land use right, property, plant and equipment	(13,899,189)	(5,970,774)
Proceeds from disposal of property, plant and equipment	12,983	9,021
Deposit paid for acquisition of a non-consolidated affiliate	-	(444,000)

Net cash flows used in investing activities	(13,886,206)	(6,405,753)

Cash flows from financing activities
Net proceeds from issuance of shares	9,258,473	-
Government grant received	436,586	-
Advances to senior management	-	(50,243)
Restricted cash	5,070,605	2,516,000
Proceeds from bank loans	107,636,911	50,986,000
Repayment of bank loans	(104,913,150)	(39,072,000)
Proceeds from non-interest bearing loans	4,266,233	2,437,067
Repayment of non-interest bearing loans	(1,706,840)	(2,934,489)

Net cash flows provided by financing activities	20,048,818	13,882,335

F – 5

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows (Cont’d)

	Year ended December 31,
	2011	2010

Effect of foreign currency translation on cash and cash equivalents	40,114	30,389

Net increase (decrease) in cash and cash equivalents	2,669,309	(67,152)
Cash and cash equivalents - beginning of year	925,052	992,204

Cash and cash equivalents - end of year	$3,594,361	$925,052

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,550,951	$1,768,339
Income taxes	520,676	372,645

Non-cash operating and investing activities:-
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$99,084	$279,720
Deposit paid for acquisition of a non-consolidated affiliate settled by offsetting other receivables	-	1,776,000
Proceeds from disposal of intangible assets settled by offsetting other payables	-	592,000
Proceeds from government grant receivables settled by offsetting non-interest-bearing loan from government	384,648	-
Warrants issued to investors in connection with the private placement	$970,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

F – 6

China GengSheng Minerals, Inc.
Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
	Common stock			Statutory and other	Accumulated other
	Number of shares	Amount	Additional paid-in capital	reserves (Note 17)	comprehensive income	Retained earnings	Noncontrolling interest	Total

Balance, December 31, 2009	24,038,183	$24,038	$19,608,044	$7,419,868	$4,344,766	$17,473,813	$272,159	$49,142,688
Common stock issued and allotted for share- based payment at fair value	120,000	120	295,480	-	-	-	-	295,600
Common stock issued and allotted upon exercise of warrants	136,203	136	(136)	-	-	-	-	-
Net income	-	-	-	-	-	264,163	7,832	271,995
Foreign currency translation adjustments	-	-	-	-	1,604,689	-	9,926	1,614,615
Appropriation to reserves	-	-	-	101,246	-	(101,246)	-	-

Balance, December 31, 2010	24,294,386	24,294	19,903,388	7,521,114	5,949,455	17,636,730	289,917	51,324,898
Common stock issued for proceeds of $10 million (Note 16)	2,500,000	2,500	9,027,500	-	-	-	-	9,030,000
Cost of raising capital	-	-	(741,534)	-	-	-	-	(741,534)
Common stock issued and allotted for share- based payment at fair value (Note 16)	8,658	9	7,956	-	-	-	-	7,965
Net loss	-	-	-	-	-	(7,505,312)	(48,282)	(7,553,594)
Foreign currency translation adjustments	-	-	-	-	1,763,886	-	(47,235)	1,716,651
Appropriation to reserves	-	-	-	589,858	-	(589,858)	-	-

Balance, December 31, 2011	26,803,044	$26,803	$28,197,310	$8,110,972	$7,713,341	$9,541,560	$194,400	$53,784,386

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes, provision of warranty, the estimation on useful lives of property, plant and equipment and the impairment of goodwill, and know-how and deposit for acquisition of a non-consolidated affiliate. Actual results could differ from those estimates.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont'd)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade, bills and other receivables. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s consolidated sales are:

	Year ended December 31,
	2011	2010

Shanghai Jolly Trading Co., Ltd.	$10,873,027	$-
Shangdong Steel Co., Ltd. Rizhao Subsidiary	8,539,268	8,991,759
AMSAT International Limited	6,504,751	6,451,116

	$25,917,046	$15,442,875

During the reporting periods, no customers represented 10% or more of the Company’s trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2011, cash and cash equivalents of approximately $2.4 million were denominated in Hong Kong dollar and were placed with banks in Hong Kong. Approximately $1.2 million were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. As of December 31, 2010, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. Cash and cash equivalents denominated in RMB are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

Based on the above assessment, the management changed the general provisioning policy for the year ended December 31, 2011 to make allowance equivalent to 5% (2010 : 5%) of trade receivables due from 1 to 2 years, 40% (2010 : 40%)of trade receivables due from 2 to 3 years and 90% (2010 : 70%) of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In case of manufacturing inventories and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements increases; decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

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

Intangible assets (Cont’d)

The intangible assets of the Company are comprised of unpatented technology. Unpatented technology is determined to have an expected useful life and can be used up to 2015 as detailed in Note 9a. Unpatented technology is stated at cost of purchase less any accumulated amortization and any identified impairment losses in the annual impairment review.

Goodwill

Goodwill is recognized upon acquisition of the equity interest in the acquiree, which represent the excess of the purchase price over the fair value of acquired identified net assets of the acquiree at the time of acquisition. It is stated at cost less impairment losses.

The goodwill was identified upon the acquisition of 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, annual impairment reviews have been performed by management and the goodwill was considered fully impaired as of December 31, 2011.

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

Government grant

The government grant is recognized in the consolidated statements of operations and comprehensive loss when the relevant performance criteria are met. Grants applicable to purchase of property, plant and equipment are amortized over the life of the depreciable assets.

The government grants for the year ended December 31, 2010 were mainly incentive payment of $122,914 from the local government for the advanced technology subsidy paid to Refractories.

The government grants of $379,505 for the year ended December 31, 2011 included subsidized interest payments of $356,270 and incentive payment of $23,235 for the advanced technology subsidy provided by the local government.

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

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.

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

Products sales with installation, testing, maintenance, repair and replacement - This kind of contract is signed as whole such that all of these service are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customers every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation work and testing are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

Revenue from sales of the Company's product represents the invoiced value of goods, net of the value-added tax ("VAT"). The Company's products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company's products.

Selling expenses

Selling expenses mainly consist of advertising, commission, entertainment, salaries, shipping and handling cost and traveling expenses which are incurred during selling activities.

Advertising, shipping and handling costs

Advertising, shipping and handling costs and other product-related costs are charged to expense as incurred.

Advertising expense amounting to $19,459 and $13,909 for the years ended December 31, 2011 and 2010, respectively, were included in selling expenses.

Shipping and handling costs amounting to $3,482,695 and $3,277,177 for the years ended December 31, 2011 and 2010, respectively, were included in selling expenses.

Research and development expenses

Research and development expenses include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. They are expensed when incurred. Research and development costs amounted to $699,367 and $817,179 for the years ended December 31, 2011 and 2010, respectively.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of certain percentage (normally 10%) of the billed amount for certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2011 and 2010, such receivables amounted to $976,145 and $1,241,255 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $9.1 million and $3.4 million accounted for 11.8% and 5.5% of total revenues for the fiscal years of 2011 and 2010, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Warranty (Cont’d)

Based on the materiality criteria of SAB Topic 1.M, the Company begins accruing for warranty expenses at the time of sale when the warranty programs reach 10% of total sales or when warranty expenses reach 5% of net income.

During the year of 2010, as the warranty expenses reached 5% of net income thus material to the consolidated financial statements, the Company began accruing of warranty expenses and making a general provision for warranty. The closing balance of this provision is equal to 2% of relevant sales for the year of 2011 (see Note 13).

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income (loss)

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2011 and 2010 were RMB1 for $0.1574 and $0.1517 respectively. The average exchange rates for the years end December 31, 2011 and 2010 were RMB1 for $0.1549 and $0.1480 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recorded in other comprehensive income are translation exchange gains which amounted to $1,716,651 and $1,614,615 for the two years ended December 31, 2011 and 2010, respectively.

Basic and diluted earnings (loss) per share

The Company reports basic earnings (loss) per share in accordance with ASC 260 “Earnings Per Share”. Basic earnings (loss) per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

Apart from the guarantee given as stated in Note 21(b) by the Company to third parties, the Company does not have any off-balance sheet arrangements.

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The Company’s financial instruments carried at fair value include warrant liabilities only. The required disclosure is set out in Note 27.

Except for the warrant liabilities, the carrying amount of financial assets and liabilities approximate their fair value due to short maturities.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies - Loss Contingencies. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this ASU permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 -80)”. The amendments in this ASU will require additional disclosures about an employer's participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the impact of this ASU and does not expect its adoption to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

4.	Restricted cash and bills payable

	As of December 31
	2011	2010

Bank deposits held as collateral for bills payable (Note 4a)	$12,552,650	$8,495,200
Bank deposits held as collateral for bank loans (Note 15)	8,499,600	13,197,900
Other (Note 4b)	41,758	-

	$21,094,008	$21,693,100

Notes :-

a)

The Company is requested by certain suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be usually matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintaining deposits with such banks amounts equal 50% or 100% of the bills’ amounts issued.

b)	The amount was held by a third party due to the dispute with one supplier at Prefecture.

5.	Trade receivables, net

	As of December 31,
	2011	2010

Trade receivables	$51,214,568	$44,261,737
Allowance for doubtful accounts	(2,046,820)	(1,020,741)

	$49,167,748	$43,240,996

An analysis of the allowance for doubtful debts accounts for the years ended December 31, 2011 and 2010 is as follows:

	Year ended December 31,
	2011	2010

Balance at beginning of year	$1,020,741	$553,621
Addition of doubtful debt expenses, net	972,037	437,318
Translation adjustments	54,042	29,802

Balance at end of year	$2,046,820	$1,020,741

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

6.	Other receivables and prepayments, net and advances to senior management

	As of December 31,
	2011	2010

Government grant receivables (Note 6a)	$550,396	$952,676
Loans to third parties (Note 6b)	1,314,359	1,583,319
Value added tax and other tax recoverable	662,151	-
Deposits for purchase of raw materials	1,430,517	120,968
Other deposit	198,988	307,366
Prepayment	1,817,126	1,349,107
Other receivables	248,731	569,031
Advances to staff (Note 6c)	2,986,134	2,516,265

	9,208,402	7,398,732
Allowance for doubtful accounts	(757,217)	(374,590)

	$8,451,185	$7,024,142

Advances to senior management (Note 6b)	$360,162	$51,449

An analysis of the allowance for doubtful accounts for the years ended December 31, 2011 and 2010 is as follows:

	Year ended December 31,
	2011	2010

Balance at beginning of year	$374,590	$362,243
Addition of doubtful debt expenses, net	362,699	-
Translation adjustments	19,928	12,347

Balance at end of year	$757,217	$374,590

Notes :-

a)	As of December 31, 2011, government grant receivables represented incentive bonus of $396,144 from the local government for successful back-door listing and good performance by Refractories.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management are mainly for handling sourcing activities and for travel and other expenses in the ordinary course of business.

c)	The amounts mainly represent staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

7.	Inventories, net

	As of December 31,
	2011	2010

Raw materials	$5,542,691	$7,699,321
Work-in-process	619,773	1,796,236
Finished goods	10,820,551	6,209,411

	16,983,015	15,704,968
Allowance for obsolete inventories	(26,433)	(25,476)

	$16,956,582	$15,679,492

Note:	During the years ended December 31, 2011 and 2010, no allowance for obsolete inventories was recognized in the cost of goods sold.

8.	Deposit for acquisition of a non-consolidated affiliate, net

The Company paid RMB 15 million (equivalent to $2.36 million) in August 2010 to acquire 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. Due to some unexpected administrative difficulties in the completion of the acquisition, the aforesaid investment amount paid was only recognized as deposit as the ownership, risks and rewards of 24.5% equity interest in Yili had not been transferred to the Company as of December 31, 2011. However, the management is committed to the completion of this acquisition and expects that it will be completed by May 2012.

The management opined that there is an indication of impairment as the financial position of Yili deteriorated subsequent to the payment of deposit. Based on the impairment review performed by the management with reference to the financial position of Yili as of December 31, 2011, an impairment loss of $1,248,804 was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011 as the management assessed the probability of recovering the whole carrying value of the deposit was unlikely.

	As of December 31,
	2011	2010

Initial cost	$2,361,000	$2,275,500
Less: Impairment charge	(1,248,804)	-
Translation adjustments	(20,155)	-

Net	$1,092,041	$2,275,500

9.	Intangible assets, net and goodwill, net

	As of December 31,
	2011	2010

Unpatented technology (Note 9a)	$393,500	$379,250
Accumulated amortization	(77,450)	-
Translation adjustments	(6,250)	-

Net book value	309,800	379,250
Less: Impairment charge	(309,800)	-

Net	$-	$379,250

	As of December 31,
	2011	2010

Goodwill (Note 9b)	$441,089	$441,089
Less: Impairment charge	(441,089)	-

Net	$-	$441,089

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

9.	Intangible assets, net and goodwill, net (Cont'd)

Notes :-

a)

During 2007, Refractories entered into a contract with an independent third party to purchase unpatented technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, an annual impairment review was performed by management and it was stated at cost less any impairment losses. In 2011, the expected useful life of the unpatented technology was reviewed and can be used up to 2015. Unpatented technology is stated at cost less any accumulated amortization and any identified impairment losses. Based on the result of the impairment review performed by the management at the end of 2011, the management assessed the probability of recovering the carrying value of the unpatented technology was unlikely and the intangible asset was considered fully impaired.

During the year ended December 31, 2011, the amortization charge was $77,450.

b)

The goodwill was identified upon the acquisition of 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, annual impairment reviews have been performed by management. Based on the result of the impairment review performed by the management at the end of 2011, the management assessed the probability of recovering the carrying value of the goodwill was unlikely and the goodwill was considered fully impaired.

10.	Property, plant and equipment, net

	As of December 31,
	2011	2010
Costs:
Buildings	$24,950,339	$19,737,372
Plant and machinery	13,712,330	9,070,723
Furniture, fixtures and equipment	1,411,826	675,398
Motor vehicles	2,157,474	2,093,928

	42,231,969	31,577,421
Accumulated depreciation	(7,862,270)	(5,589,635)
Construction in progress	2,795,150	200,449

Net	$37,164,849	$26,188,235

(i)	During the reporting periods, depreciation is included in:

	Year ended December 31,
	2011	2010

Cost of goods sold and overhead of inventories	$1,603,855	$1,106,218
General and administrative expenses	667,413	518,037

	$2,271,268	$1,624,255

During the years ended December 31, 2011 and 2010, property, plant and equipment with carrying amounts of $116,386 and $215,815 were disposed of at considerations of $112,067 and $288,741 resulting in a loss of $4,319 and a gain of $72,926, respectively.

There was no capitalized interest for the years ended December 31, 2011 and 2010 as the amount was immaterial.

(ii)	Construction in Progress

 Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

11.	Land use rights

	As of December 31
	2011	2010

Right to use land	$3,298,741	$1,071,283
Accumulated amortization	(160,780)	(127,117)

	$3,137,961	$944,166

The Company obtained the right from the relevant PRC land authority for periods ranging from 39 to 50 years to use the lands on which the office premises, production facilities and warehouses of the Company are situated.

During the years ended December 31, 2011 and 2010, amortization amounted to $28,428 and $22,129 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years are as follows:

Year
2012	$65,498
2013	65,498
2014	65,498
2015	65,498
2016	65,498

$327,490

As of December 31, 2011, land use rights with net book value of $3,137,961 of the Company were pledged as collateral under certain loan arrangements (Note 15).

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

12.	Other payables and accrued expenses

	As of December 31,
	2011	2010

Accrued audit fee	$120,411	$98,605
Other accrued expenses	151,884	36,912
Value added tax and other tax payables	2,950,004	2,042,014
Sales receipts in advance	2,723,249	457,636
Salaries payable	1,007,506	999,043
Staff welfare payable (Note 12a)	130,423	138,319
Advances from staff	595,539	395,002
Freight charges payable	128,524	82,976
Payable for acquisition of property, plant and equipment	-	230,895
Guarantee liability (Note 21b)	309,858	392,978
Other payables	760,009	323,751

	$8,877,407	$5,198,131

Note :-

a)

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

13.	Provision of warranty

	Year ended December 31,
	2011	2010

Balance at beginning of year	$69,739	$-
Provision for previous years	-	100,491
Claims paid for the year	(49,266)	(100,491)
Provision for the year	164,305	69,739

Balance at end of year	$184,778	$69,739

14.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from Company’s associates and a government entity and are repayable on demand.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

15.	Collateralized short-term bank loans

	As of December 31,
	2011	2010

Bank loans wholly repayable within 1 year	$45,974,022	$41,641,650

The above bank loans are denominated in RMB and carry average interest rates at 9.57% (2010 : 5.71%) per annum with maturity dates ranging from one month to twelve months.

The bank loans as of December 31, 2011 were secured by the followings: -

(a)	Guarantee executed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and a shareholder

(b)	Guarantee executed by business associates (Note 21b) up to the amount of $25,420,100;

(c)	Land use rights with carrying amount of $3,137,961 (Note 11);

(d)	Bank deposits of $8,499,600 (Note 4); and

(e)	Bills receivable of $5,419,912.

16.	Common stock

	Common stock
	Number of		Additional
	shares	Amount	paid-in capital

Balance, January 1, 2011	24,294,386	$24,294	$19,903,388
Common stock issued for proceeds of $10 million (Note 16a)	2,500,000	2,500	9,027,500
Cost of raising capital	-	-	(741,534)
Common stock issued and allotted for share based payment at fair value (Note 16b)	8,658	9	7,956

Balance, December 31, 2011	26,803,044	$26,803	$28,197,310

Notes :-

a)

As of January 7, 2011, the Company completed a public placement of 2,500,000 common shares and warrants to purchase up to 1,000,000 common shares at an exercise price of $4 per share for a gross proceeds of $10,000,000 with related issuance expenses of $741,534. According to ASC 815, these warrants are not considered indexed to the Company's own stock and should be classified as financial derivative liabilities at fair value for each reporting period.

b)	On November 1, 2011, the Company granted to one former audit committee member of 8,658 common shares as awards for his service provided for the year of 2011. Further detail is set out in Note 25.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

17.	Statutory and other reserves

The Company’s statutory and other reserves were comprised as follows:

	As of December 31,
	2011	2010

Statutory reserves	$4,554,936	$3,965,078
Special reserve	3,556,036	3,556,036

	$8,110,972	$7,521,114

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

Special reserve

Before the reorganization, a former subsidiary of Refractories, Gongyi GengSheng Refractories Co., Ltd., was entitled to a special tax concession (“Tax Concession”) because it employed the required number of disabled staff according to the relevant PRC tax rules. In particular, this Tax Concession exempted the subsidiary from paying enterprise income tax. However, these tax savings can only be used for future development of its production facilities or welfare matters, and cannot be distributed as cash dividends. Accordingly, the same amount of tax savings was set aside and taken to special reserve which is not available for distribution. This reserve as maintained by the subsidiary has been combined into Refractories upon the reorganization and is subject to the same restrictions in its usage.

18.	Finance costs

	Year ended December 31,
	2011	2010

Interest expenses	$2,672,262	$1,205,563
Bills discounting charges	2,606,540	562,776

	$5,278,802	$1,768,339

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2011, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law (“CIT Law”) on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rates is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates: -

		Year ended December 31,
	Note:-	2011	2010
Refractories	(a)	15%	15%
High-Temperature	(a)	15%	25%
Duesail	(a)	12.5%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	N/A

Note :-

(a)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the third year of tax holidays in 2011. Refractories is in the third year of tax holidays in 2009 and starting from the fiscal year 2011, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate during 2011. Starting from the fiscal year 2011, High-Temperature is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry. The relevant authority granted it a certificate during 2011.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes (Cont'd)

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered that no provision for uncertainty in income taxes is necessary as of December 31, 2011 and 2010.

The components of the provision for income taxes from continuing operations are:

	Year ended December 31,
	2011	2010

Current taxes -PRC	$116,628	$645,469
Deferred taxes - PRC	208,518	(123,879)

	$325,146	$521,590

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	Year ended December 31,
	2011	2010

Provision for income taxes at statutory income tax rate 25% in 2011 and 2010	$(1,807,112)	$198,396
Non-deductible items for tax	1,266,696	538,592
Income not subject to tax	(323,627)	(91,551)
(Over) under provision in prior year	(88,272)	150,021
Valuation allowance	1,245,097	-
Difference arising from preferential tax rate	237,263	-
Tax holiday and tax concession	(204,899)	(273,868)

	$325,146	$521,590

During the years ended December 31, 2011 and 2010, the amounts of benefit from the tax holiday and tax concession were $204,899 and $273,868 and the effect on basic earnings (loss) per share were $0.01 and $0.01, respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

19.	Income taxes (Cont’d)

Deferred tax assets (liabilities) as of December 31, 2011 and 2010 are composed of the following:

	As of December 31,
	2011	2010
PRC
Current deferred tax assets:
Allowance for doubtful debts	$414,680	$206,931
Other payables	6,783	35,025
Others	-	2,090

	421,463	244,046
Valuation allowance	(421,463)	-

	$-	$244,046

Non-current deferred tax assets:
Property, plant and equipment	$159,601	$-
Intangible assets	47,220	-
Tax losses carry forward	616,813	-
Valuation allowance	(823,634)	-

	$-	$-

Current deferred tax liabilities:
Other receivables and prepayments	$(78,328)	$(74,513)
Inventory	(9,211)	(48,043)
Intangible assets	(25,086)	(27,022)

	$(112,625)	$(149,578)

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

20.	Earnings (loss) per share

During the reporting periods, all the potential dilutive shares were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. Accordingly, the basic and diluted earnings (loss) per share are the same.

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

During the years ended December 31, 2011 and 2010, the Company has incurred expenditures for routine pollutant discharge fees amounting to $19,987 and $14,800, respectively. These costs were included in general and administrative expenses.

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:

	As of December 31,
	2011	2010

Guaranteed amount	$41,317,500	$34,587,600

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability as of December 31, 2011 and 2010 is as follows:

	Year ended December 31,
	2011	2010

Balance at beginning of year	$392,978	$-
Recognized expenses for the year	518,141	622,192
Recognized as income for the year	(614,472)	(238,798)
Translation adjustments	13,211	9,584

Balance at end of year	$309,858	$392,978

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

21.	Commitments and contingencies (Cont'd)

Guarantees as of December 31, 2011 are further analyzed as below:-

Guarantee	Term loan draw down date	Expiry date	Interest rate (per annum)	Loan principal	Principal repaid up to December 31, 2011	Outstanding as of December 31, 2011	Outstanding interest as of December 31, 2011	Estimated Maximum exposure

Local government authorities and its controlled entity (Note i)	12/30/2009	12/29/2012	7.56%	$7,870,000	$-	$7,870,000	$608,012	$8,478,012

Business associates (Note ii)	1/12/2011	1/11/2012	7.216%	2,046,200	-	2,046,200	8,900	2,055,100
	1/18/2011	1/12/2012	8.528%	787,000	-	787,000	4,045	791,045
	3/17/2011	3/26/2012	7.216%	4,722,000	-	4,722,000	89,619	4,811,619
	6/3/2011	6/2/2012	7.216%	3,148,000	-	3,148,000	102,066	3,250,066
	6/28/2011	6/25/2012	12.492%	472,200	-	472,200	30,221	502,421
	7/18/2011	7/17/2012	7.216%	1,574,000	-	1,574,000	65,036	1,639,036
	8/22/2011	8/21/2012	8.528%	708,300	-	708,300	40,545	748,845
	9/2/2011	8/31/2012	6.559%	314,800	-	314,800	14,369	329,169
	9/7/2011	9/6/2012	8.528%	3,148,000	-	3,148,000	184,613	3,332,613
	9/19/2011	9/18/2012	6.560%	3,148,000	-	3,148,000	148,234	3,296,234
	9/20/2011	9/19/2012	7.216%	3,148,000	-	3,148,000	163,679	3,311,679
	10/8/2011	10/7/2012	8.420%	787,000	-	787,000	51,015	838,015
	10/27/2011	10/26/2012	6.560%	3,148,000	-	3,148,000	169,733	3,317,733
	11/25/2011	11/24/2012	6.560%	3,148,000	-	3,148,000	185,575	3,333,575
	12/22/2011	12/21/2012	6.560%	3,148,000	-	3,148,000	206,509	3,354,509

				$41,317,500	$-	$41,317,500	$2,072,171	$43,389,671

Notes:-

i)	To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to its controlled entity.

ii)

During the year, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company (Note 15). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of December 31, 2011, the Company had capital commitments of $1,154,028 in respect of the acquisition of land use right; $1,112,624 in respect of the construction of new office buildings and workshops; and $337,932 in respect of the purchase of machinery, which were not contracted for and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

21.	Commitments and contingencies (Cont'd)

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

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers. Accordingly, despite the fact the Company has made full tax provision in the consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The management considers it is very unlikely that the tax penalty will be imposed.

22.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $466,371 and $324,810 for the two years ended December 31, 2011 and 2010, respectively.

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

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Revenue from external customers	$46,571,586	$45,757,524	$429,417	$1,245,996	$22,526,371	$14,320,081	$7,408,291	$865,055	$76,935,665	$62,188,656
Interest income	814,725	362,468	157	145	101,152	1,146	353	97	916,387	363,856
Interest expenses	3,027,223	1,178,850	113,044	21,160	2,123,777	568,329	14,245	-	5,278,289	1,768,339
Depreciation	695,404	574,434	114,978	109,624	631,501	449,905	829,385	490,292	2,271,268	1,624,255
Amortization	94,791	17,249	5,108	4,880	-	-	5,979	53,818	105,878	75,947
Segment (loss) profit	(6,484,382)	(217,140)	(441,166)	129,611	1,093,414	1,803,519	(2,295,119)	(671,355)	(8,127,253)	1,044,635
Segment assets	82,480,900	77,755,761	3,677,127	3,919,714	32,048,852	22,978,666	26,954,762	18,533,348	145,161,641	123,187,489
Capital expenditure	$3,139,275	$1,285,092	$12,716	$64,837	$8,787,955	$2,304,310	$1,959,243	$2,316,535	$13,899,189	$5,970,774

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information (Cont'd)

Segment information by products for the years ended December 31, 2011 and 2010

	Monolithic materials[1]	Mortar	Pre-cast roofs	Ceramic tubes[2]	Ceramic cylinders[3]	Wearable ceramic valves	Fracture proppant	Fine precision abrasives	Total
Year ended December 31, 2011
Revenue	$27,289,068	$457,573	$18,824,945	$287,460	$128,205	$13,752	$22,526,371	$7,408,291	$76,935,665

Year ended December 31, 2010
Revenue	$27,594,818	$408,441	$17,754,265	$517,892	$712,908	$15,196	$14,320,081	$865,055	$62,188,656

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2011	2010

Total consolidated revenue	$76,935,665	$62,188,656

Total (loss) profit for reportable segments	($8,127,253)	$1,044,635
Unallocated amounts relating to operations:
General and administrative expenses	(144,311)	(295,600)
Finance cost	(513)	-
Other income	1,043,629	44,550

(Loss) income before income taxes and noncontrolling interest	$(7,228,448)	$793,585

	As of December 31,
	2011	2010
Assets

Total assets for reportable segments	$145,161,641	$123,187,489
Other receivables	430,558	7,554
Cash and cash equivalents	2,377,587	27,132

	$147,969,786	$123,222,175

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

23.	Segment information (Cont'd)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Year ended December 31,
	2011	2010

PRC	$68,606,749	$53,282,279
United States	7,035,746	6,451,116
Others	1,293,170	2,455,261

Total	$76,935,665	$62,188,656

24.	Related party transactions

Apart from the information as disclosed in elsewhere in the consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

25.	Share-based compensation

The Company issued 27,869 common shares on March 10, 2010 and 108,334 common shares on May 4, 2010 to Civilian Capital, Inc. and Brean Murray Carret & Co., LLC respectively for their exercise of warrants to purchase 374,331 shares of common stock on cashless basis.

In 2011, the Company granted to one former audit committee member of 8,658 common shares as awards for his services provided for the year of 2011. In 2010, the Company granted to two audit committee members of 10,000 common shares for each as awards for their services provided for the year of 2010 and issued 100,000 common shares to RedChip for the services provided. The services of RedCip mainly including introducing and promoting the Company to its broker network, disseminate information about the Company and organize teleconferences. Share-based compensation expenses were calculated based on the market price on the date of common shares issued to those parties. The market price of 8,658 common shares issued to the former audit committee member was $0.92. The market price of 50,000 common shares issued to RedChip on January 1, 2010 was $2.30 per share. The market price of 20,000 common shares granted to two audit committee members and 50,000 common shares issued to RedChip on April 21, 2010 was $2.58 per share. Share-based compensation amounting to $7,965 and $295,600 for the years ended December 31, 2011 and 2010, respectively, were included in general and administrative expenses.

26.	2011 Stock Incentive Plan (the “2011 Plan”)

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements

27.	Warrant liabilities

In accordance with ASC 815, the one year warrants, which were issued in a private placement completed as of January 7, 2011 as stated in Note 16, to purchase up to 1,000,000 common shares are not considered indexed to the Company’s own equity and should be classified as derivative financial liability at fair value for each reporting period. Accordingly, a part of the net proceeds from the public placement amounting to $970,000 representing the fair value at initial recognition, was allocated to warrant liabilities.

The fair value of these warrants was calculated using black-scholes option valuation model. The assumptions that were used to calculate fair value of the warrants as of December 31, 2011 are as follows: -

  Expected volatility of 80.45%

  Expected dividend yield of 0%

  Risk-free interest rate of 0.07%

  Expected lives of 11 days

  Exercise price of $4 per share

As of December 31, 2011, the fair value of warrant liabilities was $Nil, and corresponding gain on change in fair value of warrant liabilities of $970,000 was recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

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

The warrant liabilities are determined by using Level 2 inputs. The following tables summarize the changes in Level 2 items measured at fair value on a recurring basis on our consolidated balance sheet during the year ended December 31, 2011 :-

Warrant
liabilities

Balance, January 1, 2011	$-
Issuance of warrants	970,000
Change in fair value	(970,000)

Balance, December 31, 2011	$-

28.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the consolidated financial statements were issued and determined that, except for the transactions described below, there were no material recognizable or subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

On January 9, 2012, the Company refunded RMB15 million (equivalent of $2.36 million) of sales receipts in advance to a customer because of the cancellation of sales order.

As of April 5, 2012, Yili YiQiang Silicon Limited ("Yili") held a shareholders' meeting to approve the transfer of 24.5% equity interest in Yili. Yili is applying for the revision of registration documents from the local government entity and the acquisition of Yili is expected to be completed by May 2012 upon the government entity's approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012

CHINA GENGSHENG MINERALS, INC.

/s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	Chief Executive Officer, President and Chairman	April 16, 2012
Shunqing Zhang	(Principal Executive Officer)

/s/ Ningfang Liang	Chief Financial Officer	April 16, 2012
Ningfang Liang	(Principal Financial and Accounting Officer)

/s/ Ming He	Director	April 16, 2012
Ming He

/s/ Jingzhong Yu	Director	April 16, 2012
Jingzhong Yu

/s/ Ningsheng Zhou	Director	April 16, 2012
Ningsheng Zhou

/s/ Hsin-I Lin	Director	April 16, 2012
Hsin-I Lin