Form 10-Q
period 2012-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2012-05-15
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

(86) 371-64059863
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

Yes [  ]          No [X]

As of May 15, 2012, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,696,810	$3,594,361
Restricted cash (Note 5)	31,369,567	21,094,008
Trade receivables, net (Note 6)	48,017,132	49,167,748
Bills receivable	10,963,021	6,331,997
Other receivables and prepayments, net (Note 7)	10,490,196	8,451,185
Advances to senior management (Note 7)	-	360,162
Inventories, net (Note 8)	21,278,336	16,956,582
Deferred tax assets, net of valuation allowance	-	-

Total current assets	124,815,062	105,956,043

Deposit for acquisition of a non-consolidated affiliate, net (Note 9)	1,098,285	1,092,041
Deposits for acquisition of land use right, property, plant and equipment	622,431	618,892
Goodwill, net (Note 10)	-	-
Intangible assets, net (Note 10)	-	-
Property, plant and equipment, net (Note 11)	37,835,572	37,164,849
Land use rights	3,134,281	3,137,961

TOTAL ASSETS	$167,505,631	$147,969,786

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$20,038,621	$18,671,086
Bills payable (Note 5)	15,434,250	16,385,340
Other payables and accrued expenses	5,690,863	8,877,407
Deferred revenue - Government grants	461,999	443,632
Provision for warranty	167,698	184,778
Income taxes payable	72,091	218,038
Non-interest-bearing loans (Note 12)	3,635,263	3,318,472
Collateralized short-term bank loans (Note 13)	67,639,532	45,974,022
Loan from a third party (Note 14)	3,166,000	-
Deferred tax liabilities	125,397	112,625
Warrant liabilities	-	-

TOTAL LIABILITIES	116,431,714	94,185,400

COMMITMENTS AND CONTINGENCIES (Note 18)

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2012 and 2011, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2012 and 2011, issued and outstanding 26,803,044 shares in 2012 and 2011	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	7,895,699	7,713,341
Retained earnings	6,628,728	9,541,560

Total China GengSheng Minerals, Inc. stockholders’ equity	50,859,512	53,589,986

NONCONTROLLING INTEREST	214,405	194,400

TOTAL EQUITY	51,073,917	53,784,386

TOTAL LIABILITIES AND EQUITY	$167,505,631	$147,969,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended
	March 31,
	(Unaudited)
	2012	2011
Sales revenue	$13,710,663	$16,183,829
Cost of goods sold	10,994,309	11,896,194

Gross profit	2,716,354	4,287,635

Operating expenses
General and administrative expenses	1,728,711	1,504,218
Research and development expenses	162,996	141,327
Selling expenses	2,480,591	1,971,935

Total operating expenses	4,372,298	3,617,480

(Loss) income from operations	(1,655,944)	670,155

Other (expenses) income
Government grant income	385,314	883
Guarantee income	153,554	87,296
Guarantee expenses	(129,178)	(87,515)
Interest income	52,574	119,488
Change in fair value of warrant liabilities	-	260,000
Other income (expenses)	5,939	(34,189)
Finance costs (Note 15)	(1,750,192)	(965,732)

Total other expenses	(1,281,989)	(619,769)

(Loss) income before income taxes and noncontrolling interest	(2,937,933)	50,386
Income taxes (Note 16)	(12,348)	(136,171)

Net loss before noncontrolling interest	(2,950,281)	(85,785)
Net loss attributable to noncontrolling interest	37,449	5,851

Net loss attributable to Company’s common stockholders	$(2,912,832)	$(79,934)

Net loss before noncontrolling interest	$(2,950,281)	$(85,785)
Other comprehensive income
Foreign currency translation adjustments	239,812	204,844

Comprehensive (loss) income	(2,710,469)	119,059
Comprehensive (income) loss attributable to noncontrolling interest	(20,005)	5,851

Comprehensive (loss) income attributable to Company’s common stockholders	$(2,730,474)	$124,910

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Cont’d)

	Three months ended
	March 31,
	(Unaudited)
	2012	2011
Loss per share (Note 17) - Basic and diluted attributable to Company’s common stockholders	$(0.11)	$(0.003)

Weighted average number of shares - Basic and diluted	26,803,044	26,627,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	(Unaudited)
	2012	2011
Cash flows from operating activities
Net loss before noncontrolling interest	$(2,950,281)	$(85,785)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation	725,675	500,644
Amortization of land use rights	21,649	5,514
Amortization of intangible assets	-	19,025
Deferred taxes	12,348	162,168
Loss on disposal of property, plant and equipment	447	-
Guarantee expenses	129,178	-
Guarantee income	(153,554)	-
Allowance for doubtful accounts	304,678	250,783
Deferred revenue amortized	-	(45,660)
Change in fair value of warrant liabilities	-	(260,000)
Exchange gain	(55,660)	-
Changes in operating assets and liabilities:
Restricted cash	(118,875)	(6,810,950)
Trade receivables	1,445,883	3,242,541
Bills receivable	(4,622,703)	(273,579)
Other receivables and prepayments	(2,437,411)	(4,509,546)
Advances to senior management	362,678	-
Inventories	(4,230,052)	(2,435,941)
Other payables and accrued expenses	(3,217,498)	946,972
Trade payables	1,273,464	2,164,614
Bills payable	(1,024,020)	6,810,950
Provision for warranty	(18,160)	-
Income taxes payable	(147,063)	(141,148)

Net cash flows used in operating activities	(14,699,277)	(459,398)
Cash flows from investing activities
Payments for deposits of acquisition of land use right, property, plant and equipment	-	(1,508,148)
Payments for acquisition of property, plant and equipment	(1,196,013)	(1,849,334)

Net cash flows used in investing activities	(1,196,013)	(3,357,482)

Cash flows from financing activities
Net proceeds from issuance of shares	-	9,258,466
Restricted cash	(10,048,900)	(7,193,779)
Proceeds from bank loans	24,361,925	19,299,987
Repayment of bank loans	(2,932,250)	(6,544,600)
Proceeds from non-interest-bearing loans	642,137	-
Repayment of non-interest-bearing loans	(375,884)	(478,016)
Loan from a third party	3,170,000	-
Government grant received	171,180	-

Net cash flows provided by financing activities	14,988,208	14,342,058

	Three months ended March 31,
	(Unaudited)
	2012	2011
Effect of foreign currency translation on cash and cash equivalents	9,531	21,819

Net (decrease) increase in cash and cash equivalents	(897,551)	10,546,997
Cash and cash equivalents - beginning of period	3,594,361	925,052

Cash and cash equivalents - end of period	$2,696,810	$11,472,049

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$688,791	$965,732
Income taxes	$158,232	$114,639

Non-cash operating and investing activities:-
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$11,095	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total
Balance, December 31, 2011	26,803,044	$26,803	$28,197,310	$8,110,972	$7,713,341	$9,541,560	$194,400	$53,784,386
Net loss	-	-	-	-	-	(2,912,832)	(37,449)	(2,950,281)
Foreign currency translation adjustments	-	-	-	-	182,358	-	57,454	239,812

Balance, March 31, 2012	26,803,044	$26,803	$28,197,310	$8,110,972	$7,895,699	$6,628,728	$214,405	51,073,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 16, 2012.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Currently the Company has the following eight subsidiaries:

Company name	Place/date of incorporation or establishment	The Company’s effective ownership interest	Common stock/ registered capital	Principal activities

GengSheng International Corporation ( “GengSheng International” )	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd. ( “Refractories” )	The People’s Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractory products

Henan GengSheng High-Temperature Materials Co., Ltd. ( “High-Temperature” )	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited ( “Smarthigh” )	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

2.	Corporate information (Cont’d)

Zhengzhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. ( “Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

3.	Description of business

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade, bills and other receivables. As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Shangdong Steel Co., Ltd. Rizhao Subsidiary	$2,144,544	$1,795,952
Trina Solar	2,038,554	272,594
Fushun New Steel Co., Ltd.	1,530,790	179,274
AMSAT International Limited	-	2,671,222

	$5,713,888	$4,919,042

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. The fair value of collateralized borrowings are estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangement. The carrying amount of financial assets and liabilities approximate their fair value due to short maturities.

Recently issued accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 - 80)”. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

5.	Restricted cash and bills payable

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Bank deposits held as collateral for bills payable (Note 5a)	$12,743,150	$12,552,650
Bank deposits held as collateral for bank loans (Note 13)	18,584,420	8,499,600
Other (Note 5b)	41,997	41,758

	$31,369,567	$21,094,008

Notes :-

a)

The Company is requested by certain suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be usually matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintaining deposits with such banks amounts equal to 50% or 100% of the bills’ amounts issued.

b)	The amount was held by a third party due to the dispute with one supplier at Prefecture.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

6.	Trade receivables, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Trade receivables	$50,063,349	$51,214,568
Allowance for doubtful accounts	(2,046,217)	(2,046,820)

	$48,017,132	$49,167,748

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Balance at beginning of period	$2,046,820	$1,020,741
(Reversal) addition of doubtful debt expenses, net	(12,322)	250,783
Translation adjustments	11,719	3,364

Balance at end of period	$2,046,217	$1,274,888

7.	Other receivables and prepayments, net and advances to senior management

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Government grant receivables (Note 7a)	$398,409	$550,396
Loans to third parties (Note 7b)	2,347,328	1,314,359
Value added tax and other tax recoverable	491,100	662,151
Deposits for purchase of raw materials	975,919	1,430,517
Other deposit	105,305	198,988
Prepayment	1,398,467	1,817,126
Other receivables	326,732	248,731
Advances to staff (Note 7c)	5,525,083	2,986,134

	11,568,343	9,208,402
Allowance for doubtful accounts	(1,078,147)	(757,217)

	$10,490,196	$8,451,185

Advances to senior management (Note 7b)	$-	$360,162

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Other receivables and prepayments, net and advances to senior management (Cont’d)

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Balance at beginning of period	$757,217	$374,590
Addition of doubtful debt expenses, net	317,000	-
Translation adjustments	3,930	1,234

Balance at end of period	$1,078,147	$375,824

Notes :-

a)	As of March 31, 2012, government grant receivables represented incentive bonus of $398,409 from the local government for successful back-door listing and good performance by Refractories.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management are mainly for handling sourcing activities and for travel and other expenses in the ordinary course of business.

c)	The amounts mainly represent staff drawings for handling sourcing and logistic activities, and those normal operations for the Company in the ordinary course of business.

8.	Inventories, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Raw materials	$6,780,059	$5,542,691
Work-in-progress	3,242,420	619,773
Finished goods	11,282,441	10,820,551

	21,304,920	16,983,015
Allowance for obsolete inventories	(26,584)	(26,433)

	$21,278,336	$16,956,582

No allowance for obsolete inventories was recognized in the cost of goods sold during the three months ended March 31, 2012 and 2011.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

9.	Deposit for acquisition of a non-consolidated affiliate, net

The Company paid RMB 15 million (equivalent to $2.37 million) in August 2010 to acquire 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. Due to some unexpected administrative difficulties in the completion of the acquisition, the aforesaid investment amount paid was only recognized as deposit as the ownership, risks and rewards of 24.5% equity interest in Yili had not been transferred to the Company as of March 31, 2012 and December 31, 2011. However, the management is committed to the completion of this acquisition and expects that it will be completed by May 2012.

The management opined that there was an indication of impairment as the financial position of Yili deteriorated subsequent to the payment of deposit. Based on the impairment review performed by the management with reference to the financial position of Yili as of December 31, 2011, an impairment loss of $1,248,804 was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011 as the management assessed the probability of recovering the whole carrying value of the deposit was unlikely. Based on further impairment review performed by the management with reference to the financial position of Yili as of March 31, 2012, the management assessed and concluded that there was no material impairment charge to be recognized for the three-month period ended March 31, 2012.

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Initial cost	$2,374,500	$2,361,000
Less: Impairment charge	(1,248,804)	(1,248,804)
Translation adjustments	(27,411)	(20,155)

Net	$1,098,285	$1,092,041

10.	Intangible assets, net and goodwill, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Unpatented technology (Note 10a)	$395,750	$393,500
Accumulated amortization	(77,450)	(77,450)
Translation adjustments	(1,700)	(6,250)

Net book value	316,600	309,800
Less: Impairment charge	(316,600)	(309,800)

Net	$-	$-

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Goodwill (Note 10b)	$441,089	$441,089
Less: Impairment charge	(441,089)	(441,089)

Net	$-	$-

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

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

During the three months ended March 31, 2012 and 2011, the amortization charge was nil and $19,025 respectively.

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

11.	Property, plant and equipment, net

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Costs:
Buildings	$25,124,101	$24,950,339
Plant and machinery	14,346,015	13,712,330
Furniture, fixture and equipment	1,443,506	1,411,826
Motor vehicles	2,188,481	2,157,474

	43,102,103	42,231,969
Accumulated depreciation	(8,631,335)	(7,862,270)
Construction in progress	3,364,804	2,795,150

Net	$37,835,572	$37,164,849

(i)	During the reporting periods, depreciation is included in:

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Cost of goods sold and overhead of inventories	$542,685	$351,108
General and administrative expenses	182,990	149,536

	$725,675	$500,644

During the three months ended March 31, 2012, property, plant and equipment with carrying amounts of $11,542 was disposed of at a consideration of $11,095 to offset trade payable balance, resulting in a loss of $447. No property, plant and equipment was disposed of during the three months ended March 31, 2011.

Capitalized interest for the three months ended March 31, 2012 and 2011 was immaterial.

(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

12.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from the Company’s business associates and a government entity and are repayable on demand.

13.	Collateralized short-term bank loans

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Bank loans wholly repayable within 1 year	$67,639,532	$45,974,022

The above bank loans are denominated in RMB and carry average interest rates at 8.14% (2011 : 9.57%) per annum with maturity dates ranging from one months to eleven months.

The bank loans as of March 31, 2012 were secured by the followings:-

(a)	Guarantee executed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and a shareholder;

(b)	Guarantee executed by business associates (Note 18b) up to the amount of $33,401,300;

(c)	Land use rights with carrying amount of $3,134,281;

(d)	Bank deposits of $18,584,420 (Note 5); and

(e)	Bills receivable of $6,202,511.

14.	Loan from a third party

The loan is interest-bearing at 24% per annum, guaranteed by a business associate and repayable no later than August 31, 2012.

15.	Finance costs

	Three months ended
	March 31,
	(Unaudited)
	2012	2011

Interest expenses	$889,601	$813,726
Bills discounting charges	860,591	152,006

	$1,750,192	$965,732

16.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2012, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

16.	Income taxes (Cont’d)

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

PRC

The PRC’s legislative body, the National People’s Congress, adopted the unified Corporate Income Tax Law (“CIT Law”) on March 16, 2007. This new tax law replaces the then separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the CIT Law. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates : -

		Period ended March 31,
	Note	2012	2011

Refractories	(a)	15%	15%
High-Temperature	(a)	15%	25%
Duesail	(a)	12.5%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	N/A

Note :-

(a)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the fifth year of tax holidays in 2012. Refractories was in the fifth year of tax holidays in 2009 and starting from the fiscal year 2010, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate during 2008 and renewed it during 2011. Starting from the fiscal year 2011, High-Temperature is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry. The relevant authority granted it a certificate during 2011.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company’s tax positions and considered no provision for uncertainty in income taxes is necessary as of March 31, 2012 and December 31, 2011.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	Loss per share

During the reporting periods, all the potential dilutive shares were not included in the computation of diluted loss per share because they were anti-dilutive. Accordingly, the basic and diluted loss per share are the same.

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

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Guaranteed amount	$44,719,750	$41,317,500

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	Three months	Year
	ended	ended
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Balance at beginning of period/year	$309,858	$392,978
Recognized as expenses for the period/year	129,178	518,141
Recognized as income for the period/year	(153,554)	(614,472)
Translation adjustments	1,802	13,211

Balance at end of period/year	$287,284	$309,858

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Commitments and contingencies (Cont’d)

Guarantees as of March 31, 2012 are further analyzed as below:-

					Principal	Outstanding	Outstanding
	Term loan		Interest		repaid up to	as of	interest as of	Estimated
	draw down		rate (per		March 31,	March 31,	March 31,	Maximum
Guarantee	date	Expiry date	annum)	Loan principal	2012	2012	2012	exposure

Local government authorities and their controlled entity (Note i)	12/30/2009	12/29/2012	7.56%	$7,915,000	$-	$7,915,000	$463,945	$8,378,945

Business associates (Note ii)	6/3/2011	6/2/2012	7.216%	3,166,000	-	3,166,000	45,692	3,211,692
	6/28/2011	6/25/2012	12.492%	474,900	-	474,900	15,603	490,503
	7/18/2011	7/17/2012	7.216%	1,583,000	-	1,583,000	36,929	1,619,929
	8/22/2011	8/21/2012	8.528%	712,350	-	712,350	25,631	737,981
	9/2/2011	8/31/2012	6.559%	316,600	-	316,600	9,274	325,874
	9/7/2011	4/6/2012	7.930%	3,166,000	-	3,166,000	11,693	3,177,693
	9/19/2011	9/18/2012	6.560%	3,166,000	-	3,166,000	102,991	3,268,991
	9/20/2011	9/19/2012	7.216%	3,166,000	-	3,166,000	113,916	3,279,916
	10/8/2011	10/7/2012	8.420%	791,500	-	791,500	36,517	828,017
	10/27/2011	10/26/2012	6.560%	3,166,000	-	3,166,000	124,614	3,290,614
	11/25/2011	11/24/2012	6.560%	3,166,000	-	3,166,000	140,546	3,306,546
	12/22/2011	12/21/2012	6.560%	3,166,000	-	3,166,000	156,478	3,322,478
	1/12/2012	1/11/2013	6.588%	7,915,000	-	7,915,000	422,867	8,337,867
	2/29/2012	8/9/2012	0%	791,500	-	791,500	-	791,500
	3/6/2012	3/5/2013	7.216%	2,057,900	-	2,057,900	142,395	2,200,295

				$44,719,750	$-	$44,719,750	$1,849,091	$46,568,841

Notes:-

i)

To maintain a good relationship with the local government of Gongyi City, the Company has been so requested to act as guarantor for bank loans granted to certain local government authorities and their controlled entity.

ii)

During the period, the Company has acted as guarantor for bank loans and bank acceptance bill granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company (Note 13). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans and bank acceptance bill on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of March 31, 2012, the Company had capital commitments of $1,160,627 in respect of the acquisition of land use right; $1,221,424 in respect of the construction of new office buildings and workshops; and $551,014 in respect of the purchase of machinery, which were not contracted for and provided in these financial statements.

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

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive loss. The Company contributed $124,491 and $94,997 for the three months ended March 31, 2012 and 2011, respectively.

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

Three months ended March 31, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$9,941,627	$9,934,926	$331,279	$229,602	$998,345	$5,199,855	$2,439,412	$819,446	$13,710,663	$16,183,829

Segment (loss) profit	$(1,065,528)	$(553,787)	$(350,970)	$(54,839)	$(529,074)	$560,268	$(839,560)	$(157,209)	$(2,785,132)	$(205,567)

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	March 31,	December	March 31,	December	March 31,	December	March 31,	December	March 31,	December
	2012	31, 2011	2012	31, 2011	2012	31, 2011	2012	31, 2011	2012	31, 2011
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$88,496,600	$82,480,900	$3,423,962	$3,677,127	$39,680,944	$32,048,852	$33,044,145	$26,954,762	$164,645,651	$145,161,641

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont’d)

Segment information by products for the three months ended March 31, 2012 and 2011

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total

Three months ended March 31, 2012 (Unaudited)

Revenue	$5,813,991	$26,790	$4,100,846	$316,635	$8,620	$6,024	$998,345	$2,439,412	$13,710,663

Three months ended March 31, 2011 (Unaudited)

Revenue	$5,296,790	$-	$4,638,135	$-	$224,856	$4,747	$5,199,855	$819,446	$16,183,829

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylindsers and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended March 31,
	(Unaudited)
	2012	2011

Total consolidated revenue	$13,710,663	$16,183,829

Total loss for reportable segments	$(2,785,132)	$(205,567)
Unallocated amounts relating to operations:
General and administrative expenses	(152,963)	(4,047)
Other income	162	260,000

(Loss) income before income taxes and noncontrolling interest	$(2,937,933)	$50,386

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont’d)

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

Assets

Total assets for reportable segments	$164,645,651	$145,161,641
Other receivables	1,339,345	430,558
Cash and cash equivalents	1,520,635	2,377,587

	$167,505,631	$147,969,786

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended March 31,
	(Unaudited)
	2012	2011

PRC	$13,434,453	$13,250,099
United States	24,523	2,729,101
Others	251,687	204,629

Total	$13,710,663	$16,183,829

21.	Related party transactions

Apart from the information as disclosed in elsewhere in the condensed consolidated financial statements, the Company had no material transactions carried out with related parties during the reporting periods.

22.	2011 Stock Incentive Plan (the “2011 Plan”)

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

23.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued and determined that, except for the transactions described below, there were no material recognizable or subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

As of April 5, 2012, Yili YiQiang Silicon Limited ("Yili") held a shareholders’ meeting to approve the transfer of 24.5% equity interest in Yili. Yili is applying for the revision of registration documents from the local government entity and the acquisition of Yili is expected to be completed by May 2012 upon the government entity’s approval. Other details of the acquisition of Yili is set out in note 9 to the condensed consolidated financial statement.

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its wholly-owned BVI subsidiary, GengSheng International Corporation, or GengSheng International, and GengSheng International’s wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and GengSheng International’s wholly-owned Chinese subsidiary, Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature, and Refractories’s wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized, and Henan GengSheng’s wholly-owned subsidiary, GengSheng Shunda New Materials Co., Ltd, Southeast Prefecture, Guizhou or Shunda;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1574 for its December 31, 2011 audited balance sheet, and RMB1 = $0.1583 for its March 31, 2012 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1585 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first quarter of 2012, and RMB1 = $0.1522 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first quarter of 2011; both of which were based on the average currency conversion rate for each respective quarter.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”) and Henan Yuxing Proppant Co., Ltd., (“Yuxing”), and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”).

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

Our Products

The following table set forth sales information about our product mix in each of the first quarter of 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months ended March 31,
	2012		2011
		Percentage of		Percentage of
	Revenue	net revenues	Revenue	net revenues

Refractories	$9,942	72.5%	$9,935	61.4%
Industrial Ceramics	332	2.4%	230	1.4%
Fracture Proppants	998	7.3%	5,200	32.1%
Fine Precision Abrasives	2,439	17.8%	819	5.1%
	$13,711	100.0%	$16,184	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 72.5% of total revenue in the first quarter of 2012. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 41.8% of the Company’s total sales in the first quarter of 2012, compared with 58.3% in the same period of 2011. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 2.4% of the total revenue in the first quarter of 2012. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 7.3% of the total revenue in the first quarter of 2012. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for 17.8% of our total revenue in the first quarter of 2012. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

First Quarter of 2012 Highlights

Our financial performance in the first quarter of 2012 is summarized as follows:

  Sales revenue decreased by approximately $2.5 million, or 15.3%, to approximately $13.7 million for the first quarter of 2012, from approximately $16.2 million for the same period in 2011.

  Gross profit decreased by approximately $1.6 million, or 36.7%, to approximately $2.7 million for the first quarter of 2012, from approximately $4.3 million for the same period in 2011. Gross profit margin was 19.8% for the first quarter of 2012, compared with 26.5% for the same period in 2011. The decrease in gross profit margin was largely attributed to the lower gross profit margin in our fine precision abrasives segment as we continued the sales of lower-grade products to reduce the inventory level, the lower gross profit margin in fracture proppants segment as well as the rising costs of raw materials and energy in refractories segment. Net loss increased by approximately $2.8 million, to approximately $2.9 million for the first quarter of 2012, from a net loss of approximately $80,000 for the same period in 2011.

  Our condensed consolidated balance sheet (unaudited) as of March 31, 2012 included current assets of approximately $124.8 million and total assets of approximately $167.5 million, with working capital of approximately $8.4 million.

Uncertainties that Affect our Financial Condition

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximate 696 million metric tons in China, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to squeeze out small to mid-sized steel makers reduced the overall demand for refractories. As refractories is our largest product segment and many of our customers are in the steel industry, the continued industry consolidation of steel makers have a deep impact on us and further squeezed our profit in the refractories segment.

Considerable Increase of Raw Material Prices and Decrease in Gross Profit Margin

In 2011, China saw its highest inflation rate in over 10 years. While the overall inflation started to ease in the first quarter of 2012, the raw materials prices, labor costs and fuel and utilities costs continued to rise. Also, in a fragmented market, hardly could the selling price of our products keep pace with the increase in raw materials prices on a timely basis.

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

Uncertainties Facing Our Fracture Proppants Segment

Starting from 2012, more and more Chinese manufacturers of fracture proppants products started to sell their products directly in the U.S. market. Since our sales of fracture proppants products in the U.S. market were mainly through wholesalers and distributors, the change in the market condition made it nearly impossible for us to continue sales in the U.S. market while still maintaining a reasonable profit margin. As a result, our sales in the U.S. market were discontinued temporarily in the first quarter of 2012. We are currently looking at other alternatives to increase our sales of fracture proppants products, especially restore our profitable sales in the U.S. market, however, we cannot guarantee sales and gross profit margin in fracture proppants segment can maintain the level seen in 2011.

Results of Operations

Comparison of Three-Month Periods ended March 31, 2012 and 2011

The following table summarizes the results of our operations during the three-month periods ended March 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) during the three-month periods ended March 31, 2012 and 2011.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended March 31, 2012		Ended March 31, 2011
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Net Sales	13,711	100.0%	16,184	100.0%
Cost of goods sold	10,995	80.2%	11,896	73.5%
Gross profit	2,716	19.8%	4,288	26.5%

Operating expenses
General & administrative expenses	1,729	12.6%	1,504	9.3%
Research and development expenses	163	1.2%	141	0.9%
Selling expenses	2,480	18.1%	1,972	12.2%
Total operating expenses	4,372	31.9%	3,617	22.4%

(Loss) income from operations	(1,656)	-12.1%	671	4.1%

Government grant income	385	2.8%	1	0.0%
Guarantee income	153	1.2%	87	0.5%
Guarantee expenses	(129)	-0.9%	(88)	-0.5%
Interest income	53	0.4%	119	0.7%
Change in fair value of warranty liabilities	-	0.0%	260	1.6%
Other income (expenses)	6	0.0%	(34)	-0.2%
Finance costs	(1,750)	-12.8%	(966)	-6.0%

(Loss) income before income taxes and noncontrolling interest	(2,938)	-21.4%	50	0.3%
Income taxes	(12)	-0.1%	(136)	-0.8%
Noncontrolling interest	37	0.3%	6	0.0%

Net loss attributable to Company’s common stockholders	(2,913)	-21.2%	(80)	-0.5%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
Dollars in thousands	March 31, 2012	March 31, 2011	(Decrease)	(Decrease)

Net Sales	13,711	16,184	(2,473)	-15.3%
Cost of goods sold	10,995	11,896	(901)	-7.6%
Gross profit	2,716	4,288	(1,572)	-36.7%
Operating expenses
General & administrative expenses	1,729	1,504	225	15.0%
Research and development expenses	163	141	22	15.6%
Selling expenses	2,480	1,972	508	25.8%
Total operating expenses	4,372	3,617	755	20.9%

(Loss) income from operations	(1,656)	671	(2,327)	-346.8%

Government grant income	385	1	384	38,400%
Guarantee income	153	87	66	75.9%
Guarantee expenses	(129)	(88)	(41)	46.6%
Interest income	53	119	(66)	-55.5%
Change in fair value of warranty liabilities	-	260	(260)	-100%
Other income (expenses)	6	(34)	40	117.6%
Finance costs	(1,750)	(966)	(784)	81.2%

(Loss) income before income taxes and noncontrolling interest	(2,938)	50	(2,988)	-5,976.0%
Income taxes	(12)	(136)	124	-91.2%
Noncontrolling interest	37	6	31	516.7%

Net loss attributable to Company’s common stockholders	(2,913)	(80)	(2,833)	3,541.3%

Sales revenues. Sales revenues decreased approximately $2.5 million, or 15.3% to approximately $13.7 million in the first quarter of 2012, from approximately $16.2 million in the same period of 2011. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was mainly attributable to the decreased sales from our fracture proppant products.

In our refractory segment, we sold 20,143 metric tons of refractory products in the first quarter of 2012, compared with 20,205 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $9.9 million in the first quarter of 2012, compared with $9.9 million in the same period of 2011. The average selling price and sales volume in the first quarter of 2012 were nearly flat compared with the same period of 2011.

In our fracture proppant segment, we sold 2,673 metric tons of fracture proppant products in the first quarter of 2012, compared with 12,513 metric tons sold in the same period of 2011. The decrease in sales volume was primarily due to the decreased sales in the U.S. market as we were unable to sell directly to the end users. Revenue was approximately $998,000 in the first quarter of 2012, a decrease of 80.8% compared with approximately $5.2 million in the same period of 2011. Average selling price decreased to $373 per metric ton in the first quarter of 2012, compared with $415 per metric ton in the same period of 2011. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $332,000 in the first quarter of 2012 compared with approximately $230,000 in the same period of 2011.

In our fine precision abrasives segment, we realized sales of 883 ton in the first quarter of 2012, for revenue of approximately $2.4 million. We sold 202 metric tons of fine precision abrasives products for approximately $819,000 in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold decreased approximately $901,000, or 7.6%, to approximately $11.0 million in the first quarter of 2012 from approximately $11.9 million in the same period of 2011. As a percentage of net revenues, the cost of goods sold increased by 6.7% to 80.2% in the first quarter of 2012 from 73.5% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $1.6 million, or 36.7% to approximately $2.7 million in the first quarter of 2012 from approximately $4.3 million in the same period of 2011. Gross profit as a percentage of net revenues was 19.8% in the first quarter of 2012, as compared with 26.5% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased to approximately $1.7 million in the first quarter of 2012, from approximately $1.5 million in the same period in 2011. The increase was primarily due to higher preliminary expenses related to Yuxing operation and higher professional service fees. As a percentage of net revenues, administrative expenses increased to 12.6% in the first quarter of 2012 as compared with 9.3% in the same period in 2011.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses increased by approximately $508,000 to approximately $2.5 million in the first quarter of 2012, compared with approximately $2.0 million in the same period in 2011. As a percentage of net revenues, our selling expenses increased to 18.1% in the first quarter of 2012, as compared with 12.2% in the same period in 2011. The increase in selling expenses was primarily attributable to the increase in the allowance for doubtful accounts and higher transportation expenses compared to the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $163,000 in the first quarter of 2012, compared with approximately $141,000 in the same period in 2011. The increase was mainly due to more R&D activities in the first quarter of 2012.

Government grant income. Our government grant income was approximately $385,000 in the first quarter of 2012 compared with approximately $1,000 in the same period in 2011.

Finance costs. Our finance costs increased by approximately $784,000, or 81.2% to approximately $1.8 million in the first quarter of 2012, from approximately $966,000 in the same period in 2011. As a percentage of net revenues, our finance costs were 12.8% in the first quarter of 2012 and 6.0% in the same period in 2011. This significant increase was primarily attributable to an increase of approximately $709,000 in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $76,000 in interest expenses as we increased borrowing activities in the first quarter of 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $2.9 million in the first quarter of 2012, compared with an income of approximately $50,000 in the same period of 2011. The decrease was primarily attributable to the loss from operations and higher finance costs in the first quarter of 2012.

Income taxes. Our income taxes were approximately $12,000 in the first quarter of 2012, a decrease of approximately $124,000 or 91.2% from approximately $136,000 in the same period of 2011.

Net loss. Our net loss in the first quarter of 2012 was approximately $2.9 million, a decrease of approximately $2.8 million from approximately $80,000 in the same period in 2011. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $2.7 million and restricted cash of approximately $31.4 million. Our current assets were approximately $124.8 million and our current liabilities were approximately $116.4 million as of March 31, 2012 which resulted in a current ratio of approximately 1.07. Total equity as of March 31, 2012 was approximately $51.1 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended March 31,
(Dollars in thousands)	2012	2011

Net cash used in operating activities	(14,699)	(459)
Net cash used in investing activities	(1,196)	(3,357)
Net cash provided by financing activities	14,988	14,342
Net cash (outflows) inflows	(898)	10,547

Operating Activities

Net cash used in operating activities was approximately $14.7 million in the first quarter of 2012, compared with net cash used in operating activities of approximately $459,000 in the same period of 2011. The increase in net cash used in operating activities was primarily due to the net loss, increase in restricted cash, bills receivable, other receivables and inventories in the first quarter of 2012.

Investing Activities

Net cash used in investing activities in the first quarter of 2012 was approximately $1.2 million, a decrease of approximately $2.2 million from net cash used in investing activities of approximately $3.4 million in the same period in 2011. The decrease in net cash used in investing activities in the first quarter of 2012 was primarily due to fewer activities related to our construction work.

Financing Activities

Net cash provided by financing activities was approximately $15.0 million in the first quarter of 2012, compared with net cash provided by financing activities of approximately $14.3 million in the same period of 2011. The increase in cash flows from financing activities was primarily due to the net increase in loans of approximately $24.9 million.

Loan Facilities

In the three months ended March 31, 2012, we secured new loans totaling approximately $24.4 million from banks for our working capital needs, and we repaid approximately $2.9 million in bank loans during the period. As a result, the balance of all bank loans and bank borrowings as of March 31, 2012 was approximately $67.6 million, which includes approximately $44.1 million short-term bank loans and approximately $23.5 million of bank borrowings secured by bank deposits.

As of March 31, 2012, the detail of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Bank of China	2011-04-14 to 2012-04-13	1 year	$316,600
2	Facility Bank Loan	Luoyang Bank	2011-04-18 to 2012-04-17	1 year	$3,166,000
3	Facility Bank Loan	Agricultural Bank of China	2011-04-28 to 2012-04-27	1 year	$6,332,000
4	Facility Bank Loan	China CITIC Bank	2011-05-13 to 2012-05-12	1 year	$2,374,500
5	Facility Bank Loan	Bank of China	2011-05-25 to 2012-04-27	11 months	$79,150
6	Facility Bank Loan	Bank of China	2011-05-26 to 2012-04-27	11 months	$474,900
7	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-06-28 to 2012-06-25	1 year	$791,500
8	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-14	1 year	$791,500
9	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-15	1 year	$395,750
10	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-22 to 2012-09-21	1 year	$712,350
11	Facility Bank Loan	Shanghai Pudong Development Bank	2011-09-22 to 2012-09-21	1 year	$1,583,000
12	Facility Bank Loan	Kaifeng Commercial Bank	2011-09-27 to 2012-09-26	1 year	$4,749,000
13	Facility Bank Loan	Shanghai Pudong Development Bank	2011-10-12 to 2012-10-11	1 year	$1,583,000
14	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-10-14 to 2012-10-13	1 year	$427,410
15	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-12-12 to 2012-12-5	1 year	$2,849,400
16	Facility Bank Loan	China Merchants Bank	2011-12-27 to 2012-6-26	6 months	$150,385
17	Facility Bank Loan	China EverBright Bank	2011-12-28 to 2012-06-22	6 months	$971,012

18	Facility Bank Loan	Zhengzhou Bank	2012-01-5 to 2013-01-04	1 year	$4,749,000
19	Facility Bank Loan	China Construction Bank	2012-01-10 to 2013-01-09	1 year	$3,166,000
20	Facility Bank Loan	China EverBright Bank	2012-01-20 to 2012-07-17	6 months	$1,052,537
21	Facility Bank Loan	Industrial and Commercial Bank of China	2012-02-03 to 2013-01-08	1 year	$2,849,400
22	Facility Bank Loan	China EverBright Bank	2012-02-16 to 2012-08-13	6 months	$1,251,520
23	Facility Bank Loan	Agricultural Bank of China	2012-02-20 to 2013-02-19	1 year	$1,852,110
24	Facility Bank Loan	China CITIC Bank	2012-03-01 to 2013-02-28	1 year	$1,472,190
25	Bank Borrowing	City Credit Cooperative in Qingyuan Liaoning	2011-10-19 to 2012-04-18	6 months	$3,166,000
26	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-10-26 to 2012-04-26	6 months	$1,583,000
27	Bank Borrowing	Industrial and Commercial Bank of China	2011-11-01 to 2012-04-11	6 months	$158,300
28	Bank Borrowing	Industrial and Commercial Bank of China	2011-11-01 to 2012-04-13	6 months	$791,500
29	Bank Borrowing	Industrial and Commercial Bank of China	2011-11-01 to 2012-04-20	6 months	$158,300
30	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-03 to 2012-05-03	6 months	$791,500
31	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-04 to 2012-05-04	6 months	$791,500
32	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-09 to 2012-04-20	6 months	$23,745
33	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-11-14 to 2012-04-19	6 months	$23,745
34	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-16 to 2012-04-20	5 months	$79,150
35	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-16 to 2012-06-15	6 months	$2,374,500
36	Bank Borrowing	Xinyang Bank	2011-12-20 to 2012-06-19	6 months	$4,749,000
37	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2011-12-22 to 2012-05-28	6 months	$474,900
38	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-02 to 2012-08-10	6 months	$126,640
39	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-02 to 2012-08-22	6 months	$364,090
40	Bank Borrowing	Luoyang Bank	2012-03-06 to 2012-09-05	6 months	$1,583,000
41	Bank Borrowing	Puyang Commerical Bank	2012-03-13 to 2012-09-12	6 months	$1,583,000
42	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-15 to 2012-07-10	4 months	$158,300
43	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-15 to 2012-07-18	5 months	$47,490
44	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-15 to 2012-09-06	6 months	$189,960
45	Bank Borrowing	Industrial and Commercial Bank of China	2012-03-16 to 2012-06-30	4 months	$316,600
46	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-20 to 2012-08-28	6 months	$70,918
47	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-20 to 2012-09-07	6 months	$79,150
48	Bank Borrowing	Puyang Commerical Bank	2012-03-20 to 2012-09-14	6 months	$1,519,680
49	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-21 to 2012-05-16	2 months	$31,660
50	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-21 to 2012-07-09	4 months	$47,490
51	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-21 to 2012-08-29	6 months	$31,660
52	Bank Borrowing	Puyang Commerical Bank	2012-03-22 to 2012-09-19	6 months	$1,345,550
53	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-23 to 2012-08-24	6 months	$47,490
54	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-23 to 2012-09-09	6 months	$791,500

We have approximately $44.1 million of facility bank loans, maturing from April 13, 2012 to February 28, 2013 and approximately $23.5 million of bank borrowings secured by bank deposits. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contracts to which we are a party:

On April 14, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Bank of China of Gongyi (“BC”), whereby BC has agreed to loan approximately $317,000 (RMB 2 million) to Duesail for a term of one year, at an interest rate of 8.856% per year on all outstanding principal.

On April 18, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.2 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

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

On May 25, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with BC, whereby BC has agreed to loan approximately $79,000 (RMB 500,000) to Duesail for a term of one year, at an interest rate of 8.856% per year on all outstanding principal.

On May 26, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with BC, whereby BC has agreed to loan approximately $475,000 (RMB 3 million) to Duesail for a term of one year, at an interest rate of 8.856% per year on all outstanding principal.

On June 28, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement, with City Credit Cooperatives in Gongyi (“CCCG”) whereby CCCG has agreed to loan approximately $792,000 (RMB5 million) to Duesail for a term of one year, at an interest rate of 12.096% per year on all outstanding principle.

On September 16, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $792,000 (RMB 5 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On September 16, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $396,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On September 22, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement SPDVB, whereby SPDVB has agreed to loan approximately $712,000 (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

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

On October 14, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $427,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 12, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement with CCCG, whereby CCCG has agreed to loan approximately $2.8 million (RMB18 million) to Duesail for a term of one year, at an interest rate of 11.808% per year on all outstanding principal.

On December 27, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China Merchants Bank (“CMB”), whereby CMB has agreed to loan approximately $150,000 (RMB 950,000) to Refractories for a term of 6 months, at an interest rate of 6.56% per year on all outstanding principal.

On December 28, 2011, our subsidiary, Micronized, entered into a short-term working capital loan agreement with China EverBright Bank (“CEB”), whereby CEB has agreed to loan approximately $971,000 (RMB 6.1 million) to Micronized for a term of 6 months, at an interest rate of $7.32% per year on all outstanding principal.

On January 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank (“ZB”), whereby ZB has agreed to loan approximately $4.7 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On January 10, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with China Construction Bank (“CCB”), whereby CCB has agreed to loan approximately $3.2 million (RMB 20 million) to Duesail for a term of one year, at an interest rate of 8.003% per year on all outstanding principle.

On January 20, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $1.1 million (RMB 6.6 million) to Micronized for a term of 6 months, at an interest rate of $7.625% per year on all outstanding principal.

On February 3, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $2.8 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.888% per year on all outstanding principal.

On February 16, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $1.3 million (RMB 7.9 million) to Micronized for a term of 6 months, at an interest rate of $7.625% per year on all outstanding principal.

On February 20, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with ABC, whereby ABC has agreed to loan approximately $1.9 million (RMB 11.7 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On March 1, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $1.5 million (RMB 9.3 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes, provision of warranty, the estimation on useful lives of property, plant and equipment and the impairment of goodwill, know-how and deposit for acquisition of a non-consolidated affiliate. Actual results could differ from those estimates.

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

Based on the above assessment, during the reporting periods, the management established the general provisioning policy to make allowance equivalent to 5% (2011: 5%) of trade receivables due from 1 to 2 years, 40% (2011: 40%) of trade receivables due from 2 to 3 years and 90% (2011: 70%) of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

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

Revenue from sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (“VAT”). The Company’s products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. The VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company’s products.

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

Recently issued accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 - 80)”. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments retrospectively for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is permitted. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Chief Financial Officer, Ningfang Liang, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have not sold any equity securities during the fiscal quarter ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2012.

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

CHINA GENGSHENG MINERALS, INC.

Date: May 15, 2012	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: May 15, 2012	By: /s/ Ningfang Liang
Ningfang Liang
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)