Form 10-Q
period 2012-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2012-08-14
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Yes [ x ]         No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ]         No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No [ x ]

As of August 14, 2012, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2012 (Unaudited) and 2011 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 (Unaudited) and 2011(Unaudited)	5
	Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2012 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	41
Item 4.	Controls and Procedures.	41

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	42
Item 1A.	Risk Factors.	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 3.	Defaults Upon Senior Securities.	42
Item 4.	Mine Safety Disclosures.	42
Item 5.	Other Information.	42
Item 6.	Exhibits.	42

SIGNATURES

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,162,949	$3,594,361
Restricted cash (Note 5)	38,465,112	21,094,008
Trade receivables, net (Note 6)	53,645,872	49,167,748
Bills receivable	12,363,231	6,331,997
Other receivables and prepayments, net (Note 7)	9,025,841	8,451,185
Advances to senior management (Note 7)	-	360,162
Inventories, net (Note 8)	18,248,768	16,956,582
Deferred tax assets, net of valuation allowance	-	-

Total current assets	136,911,773	105,956,043

Deposit for acquisition of a non-consolidated affiliate, net (Note 9)	-	1,092,041
Investment in a non-consolidated affiliate (Note 9)	1,090,412	-
Deposits for acquisition of land use right, property, plant and equipment	622,824	618,892
Goodwill, net (Note 10)	-	-
Intangible assets, net (Note 10)	-	-
Property, plant and equipment, net (Note 11)	37,203,990	37,164,849
Land use rights	3,119,516	3,137,961

TOTAL ASSETS	$178,948,515	$147,969,786

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$22,090,232	$18,671,086
Bills payable (Note 5)	8,818,128	16,385,340
Other payables and accrued expenses	6,904,576	8,877,407
Deferred revenue - Government grants	649,202	443,632
Provision for warranty	110,730	184,778
Income taxes payable	71,345	218,038
Non-interest-bearing loans (Note 12)	3,568,059	3,318,472
Collateralized short-term bank loans (Note 13)	84,570,235	45,974,022
Loans from third parties (Note 14)	4,752,000	-
Deferred tax liabilities	125,270	112,625
Warrant liabilities	-	-

TOTAL LIABILITIES	131,659,777	94,185,400

COMMITMENTS AND CONTINGENCIES (Note 18)

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2012 and 2011, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2012 and 2011, issued and outstanding 26,803,044 shares in 2012 and 2011	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	7,916,345	7,713,341
Retained earnings	2,834,958	9,541,560

Total China GengSheng Minerals, Inc. stockholders' equity	47,086,388	53,589,986
NONCONTROLLING INTEREST	202,350	194,400

TOTAL EQUITY	47,288,738	53,784,386

TOTAL LIABILITIES AND EQUITY	$178,948,515	$147,969,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Sales revenue	$19,620,215	$20,435,922	$33,330,878	$36,619,751
Cost of goods sold	(16,565,669)	(15,101,251)	(27,559,978)	(26,997,445)

Gross profit	3,054,546	5,334,671	5,770,900	9,622,306

Operating expenses
General and administrative expenses	1,937,379	1,629,380	3,666,090	3,133,598
Research and development expenses	236,283	145,202	399,279	286,529
Selling expenses	2,790,552	2,761,122	5,271,143	4,733,057

Total operating expenses	4,964,214	4,535,704	9,336,512	8,153,184

(Loss) income from operations	(1,909,668)	798,967	(3,565,612)	1,469,122

Other (expenses) income
Government grant income	-	16,802	385,314	17,685
Guarantee income	147,732	122,952	301,286	210,248
Guarantee expenses	(107,630)	(88,877)	(236,808)	(176,392)
Equity in net loss of a non-consolidated affiliate	(8,567)	-	(8,567)	-
Interest income	186,375	62,893	238,949	182,381
Change in fair value of warrant liabilities	-	650,000	-	910,000
Other income (expenses)	37,905	(33,533)	43,844	(67,722)
Finance costs (Note 15)	(1,949,938)	(1,571,367)	(3,700,130)	(2,537,099)

Total other expenses	(1,694,123)	(841,130)	(2,976,112)	(1,460,899)

(Loss) income before income taxes and noncontrolling interest	(3,603,791)	(42,163)	(6,541,724)	8,223
Income taxes (Note 16)	(202,018)	(226,139)	(214,366)	(362,310)

Net loss before noncontrolling interest	(3,805,809)	(268,302)	(6,756,090)	(354,087)
Net loss attributable to noncontrolling interest	12,039	21,264	49,488	27,115

Net loss attributable to Company’s common stockholders	$(3,793,770)	$(247,038)	$(6,706,602)	$(326,972)

Net loss before noncontrolling interest	$(3,805,809)	$(268,302)	$(6,756,090)	$(354,087)
Other comprehensive income
Foreign currency translation adjustments	20,630	786,396	260,442	991,240

Comprehensive (loss) income	(3,785,179)	518,094	(6,495,648)	637,153
Comprehensive loss (income) attributable to noncontrolling interest	12,055	21,264	(7,950)	27,115

Comprehensive (loss) income attributable to Company’s common stockholders	$(3,773,124)	$539,358	$(6,503,598)	$664,268

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Cont’d)

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Loss per share (Note 17) - Basic and diluted attributable to Company’s common stockholders	$(0.14)	$(0.01)	$(0.25)	$(0.01)
Weighted average number of shares - Basic and diluted	26,803,044	26,794,386	26,803,044	26,711,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	(Unaudited)
	2012	2011
Cash flows from operating activities
Net loss before noncontrolling interest	$(6,756,090)	$(354,087)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation	1,545,430	1,040,195
Amortization of land use rights	38,380	10,481
Equity in net loss of a non-consolidated affiliate	8,567	-
Amortization of intangible assets	-	38,180
Deferred taxes	12,157	153,413
Loss on disposal of property, plant and equipment	115,742	29,813
Guarantee expenses	236,808	-
Guarantee income	(301,286)	-
Allowance for doubtful accounts	573,147	432,040
Deferred revenue amortized	-	(45,816)
Change in fair value of warrant liabilities	-	(910,000)
Exchange gain	(65,741)	-
Changes in operating assets and liabilities:
Restricted cash	9,833,472	(4,859,443)
Trade receivables	(4,422,097)	215,589
Bills receivable	(5,921,005)	(11,064,303)
Other receivables and prepayments	(965,360)	(5,214,083)
Advances to senior management	362,450	-
Inventories	(1,184,365)	(5,821,702)
Other payables and accrued expenses	(1,965,058)	1,117,543
Trade payables	3,513,956	5,299,877
Bills payable	(7,741,312)	18,440,940
Provision for warranty	(75,223)	-
Income taxes payable	(147,762)	(54,322)
Net cash flows used in operating activities	(13,305,190)	(1,545,685)
Cash flows from investing activities
Payments for deposits of acquisition of land use right, property, plant and equipment	-	(3,984,119)
Proceeds from disposal of property, plant and equipment	-	64,092
Payments for acquisition of property, plant and equipment	(1,677,628)	(4,397,877)
Net cash flows used in investing activities	(1,677,628)	(8,317,904)

Cash flows from financing activities
Net proceeds from issuance of shares	-	9,258,466
Restricted cash	(27,070,560)	(27,061,374)
Proceeds from bank loans	49,859,412	64,935,933
Repayment of bank loans	(11,555,280)	(28,558,640)
Proceeds from non-interest-bearing loans	576,646	305,440
Repayment of non-interest-bearing loans	(379,822)	(479,649)
Loans from third parties	4,752,000	-
Government grant received	357,984	-
Net cash flows provided by financing activities	16,540,380	18,400,176

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)

	Six months ended June 30,
	(Unaudited)
	2012	2011

Effect of foreign currency translation on cash and cash equivalents	11,026	27,540

Net increase in cash and cash equivalents	1,568,588	8,564,127
Cash and cash equivalents - beginning of period	3,594,361	925,052

Cash and cash equivalents - end of period	$5,162,949	$9,489,179

Supplemental disclosure of cash flow information:-
Cash paid for:
Interest	$1,559,143	$2,537,099
Income taxes	$346,552	$262,133

Non-cash operating, investing and financing activities:-
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$88,707	$-
Warrants issued to investors in connection with the private placement	-	970,000
Acquisition of Yili YiQiang Silicon Limited by offsetting deposit for acquisition of a non-consolidated affiliate	$1,098,979	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total

Balance, December 31, 2011	26,803,044	$26,803	$28,197,310	$8,110,972	$7,713,341	$9,541,560	$194,400	$53,784,386
Net loss	-	-	-	-	-	(6,706,602)	(49,488)	(6,756,090)
Foreign currency translation adjustments	-	-	-	-	203,004	-	57,438	260,442

Balance, June 30, 2012	26,803,044	$26,803	$28,197,310	$8,110,972	$7,916,345	$2,834,958	$202,350	$47,288,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

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

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) under the symbol “CHGS.” Prior to March 4, 2010, the Company’s common stock traded on Over-the-Counter Bulletin Board under the symbol CHGS.OB.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade, bills and other receivables. As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Shangdong Steel Co., Ltd. Rizhao Subsidiary	$2,300,576	$2,306,904	$4,445,120	$4,102,856
Trina Solar	1,839,836	1,934,558	3,878,390	2,207,152
AMSAT International Limited	-	2,655,875	-	5,327,097
Shanghai Jolly Trading Co., Ltd.	-	3,282,103	-	4,371,176

	$4,140,412	$10,179,440	$8,323,510	$16,008,281

Acquisition of a non-consolidated affiliate

Investment in an entity over which the Company does not have control, but has significant influence, is accounted for using the equity method of accounting. The Company’s investment in Yili YiQiang Silicon Limited ("Yili") is reported in the condensed consolidated balance sheets as investment in a non-consolidated affiliate (Note 9).

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

Recently issued accounting pronouncements (cont’d)

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 - 80)”. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Restricted cash and bills payable

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Bank deposits held as collateral for bills payable (Note 5a)	$5,650,128	$12,552,650
Bank deposits held as collateral for bank loans (Note 13)	32,772,960	8,499,600
Other (Note 5b)	42,024	41,758

	$38,465,112	$21,094,008

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

b)	The amount was held by a third party due to the dispute with one supplier at Prefecture.

6.	Trade receivables, net

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Trade receivables	$55,962,043	$51,214,568
Allowance for doubtful accounts	(2,316,171)	(2,046,820)

	$53,645,872	$49,167,748

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	(Unaudited)
	2012	2011

Balance at beginning of period	$2,046,820	$1,020,741
Addition of doubtful debt expenses, net	256,347	432,040
Translation adjustments	13,004	25,788

Balance at end of period	$2,316,171	$1,478,569

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Other receivables and prepayments, net and advances to senior management

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Government grant receivables (Note 7a)	$398,661	$550,396
Loans to third parties (Note 7b)	1,843,819	1,314,359
Value added tax and other tax recoverable	217,810	662,151
Deposits for purchase of raw materials	1,585,714	1,430,517
Other deposit	94,652	198,988
Prepayment	1,532,092	1,817,126
Other receivables	29,241	248,731
Advances to staff (Note 7c)	4,402,680	2,986,134

	10,104,669	9,208,402
Allowance for doubtful accounts	(1,078,828)	(757,217)

	$9,025,841	$8,451,185

Advances to senior management (Note 7b)	$-	$360,162

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	(Unaudited)
	2012	2011

Balance at beginning of period	$757,217	$374,590
Addition of doubtful debt expenses, net	316,800	-
Translation adjustments	4,811	7,407

Balance at end of period	$1,078,828	$381,997

Notes :-

a)	As of June 30, 2012, government grant receivables represented incentive bonus of $398,661 from the local government for successful back-door listing and good performance by Refractories.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management are mainly for handling sourcing activities and for travel and other expenses in the ordinary course of business.

c)	The amounts mainly represent staff drawings for handling sourcing and logistic activities, and those normal operations for the Company in the ordinary course of business.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Inventories, net

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Raw materials	$5,466,893	$5,542,691
Work-in-progress	2,554,272	619,773
Finished goods	10,254,204	10,820,551

	18,275,369	16,983,015
Allowance for obsolete inventories	(26,601)	(26,433)

	$18,248,768	$16,956,582

No allowance for obsolete inventories was recognized in the cost of goods sold during the six months ended June 30, 2012 and 2011.

9.	Deposit for acquisition of a non-consolidated affiliate, net and investment in a non-consolidated affiliate

The Company paid RMB 15 million (equivalent to $2.37 million) in August 2010 to acquire 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. Due to some unexpected administrative difficulties in the completion of the acquisition, the aforesaid investment amount paid was only recognized as deposit as the ownership, risks and rewards of 24.5% equity interest in Yili had not been transferred to the Company as of December 31, 2011. The acquisition was completed on May 28, 2012 and the deposit was recognized as investment in a non-consolidated affiliate at that date.

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

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Initial cost	$2,361,000	$2,361,000
Less: Impairment charge	(1,248,804)	(1,248,804)
Translation adjustments	(20,155)	(20,155)

	1,092,041	1,092,041
Less: Recognized as investment in a non-consolidated affiliate	(1,092,041)	-

Net	$-	$1,092,041

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

10.	Intangible assets, net and goodwill, net

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Unpatented technology (Note 10a)	$396,000	$393,500
Accumulated amortization	(77,450)	(77,450)
Translation adjustments	(1,750)	(6,250)

Net book value	316,800	309,800
Less: Impairment charge	(316,800)	(309,800)

Net	$-	$-

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Goodwill (Note 10b)	$441,089	$441,089
Less: Impairment charge	(441,089)	(441,089)

Net	$-	$-

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

During the six months ended June 30, 2012 and 2011, the amortization charge was nil and $38,180 respectively.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

11.	Property, plant and equipment, net

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
Costs:
Buildings	$24,507,922	$24,950,339
Plant and machinery	15,088,009	13,712,330
Furniture, fixture and equipment	1,478,850	1,411,826
Motor vehicles	2,077,901	2,157,474

	43,152,682	42,231,969
Accumulated depreciation	(9,350,797)	(7,862,270)
Construction in progress	3,402,105	2,795,150

Net	$37,203,990	$37,164,849

(i)	During the reporting periods, depreciation is included in:

	Six months ended June 30,
	(Unaudited)
	2012	2011

Cost of goods sold and overhead of inventories	$1,181,401	$743,227
General and administrative expenses	364,029	296,968

	$1,545,430	$1,040,195

During the six months ended June 30, 2012, property, plant and equipment with carrying amounts of $204,449 was disposed of at a consideration of $88,707 to offset trade payable balance, resulting in a loss of $115,742 . During the six months ended June 30, 2011, property, plant and equipment with carrying amounts of $93,905 was disposed of at a consideration of $64,092, resulting in a loss of $29,813.

Capitalized interest for the six months ended June 30, 2012 and 2011 was immaterial.

(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from the Company’s business associates and a government entity and are repayable on demand.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Collateralized short-term bank loans

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Bank loans wholly repayable within 1 year	$84,570,235	$45,974,022

The above bank loans are denominated in RMB and carry average interest rates at 6.86% (2011 : 9.57%) per annum with maturity dates ranging from one months to twelve months.

The bank loans as of June 30, 2012 were secured by the followings:-

(a)	Guarantee executed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and a shareholder;

(b)	Guarantee executed by business associates (Note 18b) up to the amount of $30,292,000;

(c)	Land use rights with carrying amount of $3,119,516;

(d)	Bank deposits of $32,772,960 (Note 5); and

(e)	Bills receivable of $11,056,795.

14.	Loans from third parties

The loans are interest-bearing at 24% per annum, guaranteed by business associates and repayable no later than August 31, 2012 and September 25, 2012.

15.	Finance costs

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Interest expenses	$853,622	$247,815	$1,743,223	$1,061,541
Bills discounting charges	1,096,316	1,323,552	1,956,907	1,475,558

	$1,949,938	$1,571,367	$3,700,130	$2,537,099

16.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2012, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

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

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of June 30, 2012 and December 31, 2011.

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

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)

Guaranteed amount	$43,797,600	$41,317,500

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	Six months
	ended	Year ended
	June 30,	December 31,
	2012	2011
	(Unaudited)

Balance at beginning of period/year	$309,858	$392,978
Recognized as expenses for the period/year	236,808	518,141
Recognized as income for the period/year	(301,286)	(614,472)
Translation adjustments	1,968	13,211

Balance at end of period/year	$247,348	$309,858

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Commitments and contingencies (Cont’d)

Guarantees as of June 30, 2012 are further analyzed as below:-

					Principal	Outstanding	Outstanding
	Term loan		Interest		repaid up to	as of	interest as of	Estimated
	draw down		rate (per	Loan	June 30,	June 30,	June 30,	maximum
Guarantee	date	Expiry date	annum)	principal	2012	2012	2012	exposure

Local government
authorities and their
controlled entity
(Note i)
	12/30/2009	12/29/2012	7.56%	$7,920,000	$-	$7,920,000	$313,320	$8,233,320

Business associates
(Note ii)	7/18/2011	7/17/2012	7.216%	1,584,000	-	1,584,000	8,142	1,592,142
	8/22/2011	8/21/2012	8.528%	712,800	-	712,800	10,326	723,126
	9/2/2011	8/31/2012	6.559%	316,800	-	316,800	4,042	320,842
	9/19/2011	9/18/2012	6.560%	3,168,000	-	3,168,000	50,674	3,218,674
	9/20/2011	9/19/2012	7.216%	3,168,000	-	3,168,000	56,368	3,224,368
	10/8/2011	10/7/2012	8.420%	792,000	-	792,000	19,732	811,732
	10/27/2011	10/26/2012	6.560%	3,168,000	-	3,168,000	72,310	3,240,310
	11/25/2011	11/24/2012	6.560%	3,168,000	-	3,168,000	88,253	3,256,253
	12/22/2011	12/21/2012	6.560%	3,168,000	-	3,168,000	104,195	3,272,195
	1/12/2012	1/11/2013	6.588%	7,920,000	-	7,920,000	291,619	8,211,619
	2/29/2012	8/9/2012	0%	792,000	-	792,000	-	792,000
	3/6/2012	3/5/2013	7.216%	2,059,200	-	2,059,200	105,032	2,164,232
	6/5/2012	6/4/2013	8.528%	4,752,000	-	4,752,000	387,486	5,139,486
	6/16/2012	12/15/2012	8.528%	316,800	-	316,800	13,101	329,901
	6/29/2012	6/26/2013	12.096%	792,000	-	792,000	95,800	887,800

				$43,797,600	$-	$43,797,600	$1,620,400	$45,418,000

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

(c)

As of June 30, 2012, the Company had capital commitments of $1,161,360 in respect of the acquisition of land use right; $1,066,931 in respect of the construction of new office buildings and workshops; and $588,873 in respect of the purchase of machinery, which were not contracted for and provided in these financial statements.

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

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive loss. The Company contributed $213,075 and $215,052 for the six months ended June 30, 2012 and 2011, respectively.

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

Three months ended June 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$11,616,165	$12,544,952	$529,519	$492,443	$4,220,857	$5,936,034	$3,253,674	$1,462,493	$19,620,215	$20,435,922

Segment (loss) profit	$(1,567,820)	$(915,604)	$(112,835)	$(51,008)	$(114,779)	$132,931	$(1,679,410)	$33,610	$(3,474,844)	$(800,071)

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

Six months ended June 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$21,557,792	$22,479,878	$860,798	$722,045	$5,219,202	$11,135,889	$5,693,086	$2,281,939	$33,330,878	$36,619,751

Segment (loss) profit	$(2,633,348)	$(1,469,391)	$(463,805)	$(105,847)	$(643,853)	$693,199	$(2,518,970)	$(123,599)	$(6,259,976)	$(1,005,638)

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	June 30,	December	June 30,	December	June 30,	December	June 30,	December	June 30,	December
	2012	31, 2011	2012	31, 2011	2012	31, 2011	2012	31, 2011	2012	31, 2011
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$90,215,103	$82,480,900	$3,589,044	$3,677,127	$47,752,858	$32,048,852	$34,891,822	$26,954,762	$176,448,827	$145,161,641

Segment information by products for the three months ended June 30, 2012 and 2011

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total

Three months ended June 30, 2012 (Unaudited)
Revenue	$6,959,840	$9,438	$4,646,887	$377,538	$147,029	$4,952	$4,220,857	$3,253,674	$19,620,215

Three months ended June 30, 2011 (Unaudited)
Revenue	$7,601,630	$279,013	$4,664,310	$334,239	$156,882	$1,321	$5,936,034	$1,462,493	$20,435,922

Segment information by products for the six months ended June 30, 2012 and 2011

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total

Six months ended June 30, 2012 (Unaudited)
Revenue	$12,773,831	$36,228	$8,747,733	$694,173	$155,649	$10,976	$5,219,202	$5,693,086	$33,330,878

Six months ended June 30, 2011 (Unaudited)
Revenue	$12,898,420	$279,013	$9,302,445	$334,239	$381,738	$6,068	$11,135,889	$2,281,939	$36,619,751

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylindsers and plugs comprehensively refer to Ceramic cylinders.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Total consolidated revenue	$19,620,215	$20,435,922	$33,330,878	$36,619,751

Total loss for reportable segments	$(3,474,844)	$(800,071)	$(6,259,976)	$(1,005,638)
Unallocated amounts relating to operations:
General and administrative expenses	(97,138)	-	(250,101)	(4,047)
Other income	(31,809)	757,908	(31,647)	1,017,908

(Loss) income before income taxes and noncontrolling interest	$(3,603,791)	$(42,163)	$(6,541,724)	$8,223

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Total assets for reportable segments	$176,448,827	$145,161,641
Other receivables	632,558	430,558
Cash and cash equivalents	1,867,130	2,377,587

	$178,948,515	$147,969,786

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

PRC	$19,099,190	$17,063,408	$32,533,643	$30,313,507
United States	58,148	2,745,380	82,671	5,474,481
Others	462,877	627,134	714,564	831,763

Total	$19,620,215	$20,435,922	$33,330,878	$36,619,751

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

21.	Related party transactions

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

No awards were granted during the six months ended June 30, 2012.

23.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued and determined that there is no material recognizable or subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1574 for its December 31, 2011 audited balance sheet, and RMB1 = $0.1584 for its June 30, 2012 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1584 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of 2012, and RMB1 = $0.15272 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of 2011; both of which were based on the average currency conversion rate for each respective quarter.

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

We sell our products to over 170 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are used in the utilities and petrochemical industries. Our fine precision abrasives are marketed to solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry and oil industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China.

Our principal executive offices are located at No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, People’s Republic of China 451271 and our telephone number is (86) 371-6405-9863.

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

Our Products

The following table set forth sales information about our product mix in each of the second quarter of 2012 and 2011, and the first six months of 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
		Percentage		Percentage		Percentage		Percentage
	Revenue	of net	Revenue	of net	Revenue	of net	Revenue	of net
		revenues		revenues		revenues		revenues

Refractories	$11,616	59.2%	$12,545	61.4%	$21,558	64.7%	$22,480	61.4%
Industrial Ceramics	529	2.7%	492	2.4%	861	2.5%	722	2.0%
Fracture Proppants	4,221	21.5%	5,936	29.0%	5,219	15.7%	11,136	30.4%
Fine Precision Abrasive	3,254	16.6%	1,463	7.2%	5,693	17.1%	2,282	6.2%
	$19,620	100.0%	$20,436	100.0%	$33,331	100.0%	$36,620	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 59.2% of total revenue in the second quarter of 2012. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 35.8% of the Company’s total sales in the first six months of 2012, compared with 32.4% in the same period of 2011. We believe that these services, together with our refractory products, provide us a strategic advantage.

Industrial Ceramics

Industrial Ceramics accounted for approximately 2.7% of the total revenue in the second quarter of 2012. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 21.5% of the total revenue in the second quarter of 2012. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for approximately 16.6% of our total revenue in the second quarter of 2012. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Second Quarter of 2012 Summary

Our financial performance in the second quarter of 2012 is summarized as follows:

  Sales revenue decreased by approximately $816,000, or 4.0%, to approximately $19.6 million for the second quarter of 2012, from approximately $20.4 million for the same period in 2011.

  Gross profit decreased by approximately $2.2 million, or 42.7%, to approximately $3.1 million for the second quarter of 2012, from approximately $5.3 million for the same period in 2011. Gross profit margin was 15.6% for the second quarter of 2012, compared with 26.1% for the same period in 2011. The decrease in gross profit margin was largely attributed to the lower gross profit margin in our fine precision abrasives segment as sales of lower-grade products continued in the second quarter, the lower gross profit margin in fracture proppants segment as well as the rising costs of raw materials and energy in refractories segment. Net loss increased by approximately $3.5 million, to approximately $3.8 million for the second quarter of 2012, from a net loss of approximately $247,000 for the same period in 2011.

  Our condensed consolidated balance sheet (unaudited) as of June 30, 2012 included current assets of approximately $136.9 million and total assets of approximately $178.9 million, with working capital of approximately $5.3 million.

Uncertainties that Affect our Financial Condition

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximate 696 million metric tons in 2011, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to squeeze out small to mid-sized steel makers reduced the overall demand for refractories. As refractories is our largest product segment and many of our customers are in the steel industry, the continued industry consolidation of steel makers have a deep impact on us and further squeezed our profit in the refractories segment.

Considerable Increase of Raw Material Prices and Decrease in Gross Profit Margin

In 2011, China saw its highest inflation rate in over 10 years. While the overall inflation started to ease in 2012, the increase in raw materials prices, labor costs and fuel and utilities costs continued to impact us. Also, in a fragmented market, hardly could the selling price of our products keep pace with the increase in raw materials prices on a timely basis.

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

Uncertainties Facing Our Fracture Proppants Segment

Starting from 2012, more and more Chinese manufacturers of fracture proppants products started to sell their products directly in the U.S. market. Since our sales of fracture proppants products in the U.S. market were mainly through wholesalers and distributors, the change in the market condition made it nearly impossible for us to continue sales in the U.S. market while still maintaining a reasonable profit margin. As a result, our sales in the U.S. market were discontinued temporarily in the first six months of 2012. We are currently looking at other alternatives to increase our sales of fracture proppants products, especially restore our profitable sales in the U.S. market; however, we cannot guarantee sales and gross profit margin in fracture proppants segment can maintain the level seen in 2011.

Deteriorating Market for Our Fine Precision Abrasives Segment

China’s solar industry is experiencing severe challenge with many large solar panel manufacturers struggling to survive. As a supplier of solar-energy companies, we are facing remarkable uncertainties in maintaining our current customers. If we cannot continue our sales of fine precision abrasives products to solar industry or have to reduce selling price significantly, our revenue will decline and we may need to discontinue our production.

Results of Operations

Comparison of Three-Month Periods ended June 30, 2012 and 2011

The following table summarizes the results of our operations during the three-month periods ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) during the three-month periods ended June 30, 2012 and 2011.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended June 30, 2012		Ended June 30, 2011
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Net Sales	19,620	100.0%	20,436	100.0%
Cost of goods sold	16,565	84.4%	15,101	73.9%
Gross profit	3,055	15.6%	5,335	26.1%

Operating expenses
General & administrative expenses	1,937	9.9%	1,630	8.0%
Research and development expenses	236	1.2%	145	0.7%
Selling expenses	2,791	14.2%	2,761	13.5%
Total operating expenses	4,964	25.3%	4,536	22.2%

(Loss) income from operations	(1,909)	-9.7%	799	3.9%

Government grant income	-	0.0%	17	0.1%

Guarantee income	148	0.7%	123	0.6%
Guarantee expenses	(108)	-0.6%	(89)	-0.4%
Equity in net loss of a non-consolidated affiliate	(9)	0.0%	-	0.0%
Interest income	186	0.9%	63	0.3%
Change in fair value of warranty liabilities	-	0.0%	650	3.2%
Other income (expenses)	38	0.2%	(34)	-0.2%
Finance costs	(1,950)	-9.9%	(1,571)	-7.7%

(Loss) income before income taxes and noncontrolling interest	(3,604)	-18.4%	(42)	-0.2%
Income taxes	(202)	-1.0%	(226)	-1.1%
Noncontrolling interest	12	0.1%	21	0.1%

Net loss attributable to Company’s common stockholders	(3,794)	-19.3%	(247)	-1.2%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
Dollars in thousands	June 30, 2012	June 30, 2011	(Decrease)	(Decrease)

Net Sales	19,620	20,436	(816)	-4.0%
Cost of goods sold	16,565	15,101	1,464	9.7%
Gross profit	3,055	5,335	(2,280)	-42.7%
Operating expenses
General & administrative expenses	1,937	1,630	307	18.8%
Research and development expenses	236	145	91	62,8%
Selling expenses	2,791	2,761	30	1.1%
Total operating expenses	4,964	4,536	428	9.4%

(Loss) income from operations	(1,909)	799	(2,708)	-339.0%

Government grant income	-	17	(17)	-100.0%
Guarantee income	148	123	25	20.3%
Guarantee expenses	(108)	(89)	(19)	21.3%
Equity in net loss of a non-consolidated affiliate	(9)	-	(9)	-100.0%
Interest income	186	63	123	195.2%
Change in fair value of warranty liabilities	-	650	(650)	-100%
Other income (expenses)	38	(34)	72	211.8%
Finance costs	(1,950)	(1,571)	(379)	24.1%

(Loss) income before income taxes and noncontrolling interest	(3,604)	(42)	(3,562)	8,481.0%
Income taxes	(202)	(226)	24	-10.6%
Noncontrolling interest	12	21	(9)	-42.9%

Net loss attributable to Company’s common stockholders	(3,794)	(247)	(3,547)	1,436.0%

Sales revenues. Sales revenues decreased approximately $816,000, or 4.0% to approximately $19.6 million for the three months ended June 30, 2012 from approximately $20.4 million in the same period of 2011. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was mainly attributable to the decreased sales of our fracture proppant products.

In our refractory segment, we sold 22,842 metric tons of refractory products in the second quarter of 2012, compared with 27,686 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $11.6 million in the second quarter of 2012, compared with $12.5 million in the same period of 2011. The average selling price increased to $509 per metric ton compared with $452 per metric ton in the second quarter of 2011 and the price increase partially offset the impact of decrease in sales volume on our revenue.

In our fracture proppant segment, we sold 16,030 metric tons of fracture proppant products in the second quarter of 2012, compared with 16,029 metric tons sold in the same period of 2011. Revenue was approximately $4.2 million in the second quarter of 2012, a decrease of 28.9% compared with approximately $5.9 million in the same period of 2011. Average selling price decreased to $263 per metric ton in the second quarter of 2012, compared with $373 per metric ton in the same period of 2011. The decrease in average selling price and revenue were primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $530,000 in the second quarter of 2012 compared with approximately $492,000 in the same period of 2011.

In our fine precision abrasives segment, we realized sales of 1,172 ton in the second quarter of 2012, for revenue of approximately $3.3 million. We sold 421 metric tons of fine precision abrasives products for approximately $1.5 million in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold increased approximately $1.5 million, or 9.7%, to approximately $16.6 million in the second quarter of 2012 from approximately $15.1 million in the same period of 2011. As a percentage of net revenues, the cost of goods sold increased by 10.5% to 84.4% in the second quarter of 2012 from 73.9% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $2.2 million, or 42.7% to approximately $3.1 million in the second quarter of 2012 from approximately $5.3 million in the same period of 2011. Gross profit as a percentage of net revenues was 15.6% in the second quarter of 2012, as compared with 26.1% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased to approximately $1.9 million in the second quarter of 2012, from approximately $1.6 million in the same period in 2011. The increase was primarily due to the loss on disposal of equipment in our fine precision abrasives segment as we upgraded the production facilities and the increase in depreciation expenses and salary expenses. As a percentage of net revenues, administrative expenses increased to 9.9% in the second quarter of 2012 as compared with 8.0% in the same period in 2011.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses stayed flat at approximately $2.8 million in the second quarter of 2012. As a percentage of net revenues, our selling expenses increased to 14.2% in the second quarter of 2012, as compared with 13.5% in the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $236,000 in the second quarter of 2012, compared with approximately $145,000 in the same period in 2011 due to more R&D activities in the second quarter of 2012.

Government grant income. Our government grant income was nil in the second quarter of 2012 compared with approximately $17,000 in the same period in 2011.

Finance costs. Our finance costs increased by approximately $379,000, or 24.1% to approximately $2.0 million in the second quarter of 2012, from approximately $1.6 million in the same period in 2011. As a percentage of net revenues, our finance costs were 9.9% in the second quarter of 2012 and 7.7% in the same period in 2011. This increase was primarily attributable to an increase of approximately $606,000 in interest expenses as we increased borrowing activities in the second quarter of 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $3.6 million in the second quarter of 2012, compared with approximately $42,000 in the same period of 2011. The decrease was primarily attributable to the loss from operations and higher finance costs in the second quarter of 2012.

Income taxes. Our income taxes were approximately $202,000 in the second quarter of 2012, a decrease of approximately $24,000 or 10.6% from approximately $226,000 in the same period of 2011.

Net loss. Our net loss in the second quarter of 2012 was approximately $3.8 million, a decrease of approximately $3.5 million from approximately $247,000 in the same period in 2011. The decrease was attributable to the factors described above.

Comparison of Six-Month Periods ended June 30, 2012 and 2011

The following table summarizes the results of our operations during the six-month periods ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) during the six-month periods ended June 30, 2012 and 2011.

(All amounts, other than percentages, in U.S. dollars)

	Six-Month Period		Six-Month Period
	Ended June 30, 2012		Ended June 30, 2011
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Net Sales	33,331	100.0%	36,620	100.0%
Cost of goods sold	27,560	82.7%	26,998	73.7%
Gross profit	5,771	17.3%	9,622	26.3%

Operating expenses
General & administrative expenses	3,666	11.0%	3,133	8.6%
Research and development expenses	399	1.2%	287	0.8%
Selling expenses	5,271	15.8%	4,733	12.9%
Total operating expenses	9,336	28.0%	8,153	22.3%

(Loss) income from operations	(3,565)	-10.7%	1,469	4.0%

Government grant income	385	1.2%	18	0.0%
Guarantee income	301	0.9%	210	0.6%
Guarantee expenses	(237)	-0.7%	(176)	-0.5%
Equity in net loss of a non-consolidated affiliate	(9)	0.0%	-	0.0%
Interest income	239	0.7%	182	0.5%
Change in fair value of warranty liabilities	-	0.0%	910	2.5%
Other income (expenses)	44	0.1%	(68)	-0.2%
Finance costs	(3,700)	-11.1%	(2,537)	-6.9%

(Loss) income before income taxes and noncontrolling interest	(6,542)	-19.6%	8	0.0%
Income taxes	(214)	-0.6%	(362)	-1.0%
Noncontrolling interest	49	0.1%	27	0.1%

Net loss attributable to Company’s common stockholders	(6,707)	-20.1%	(327)	-0.9%

	Six-Month	Six-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
Dollars in thousands	June 30, 2012	June 30, 2011	(Decrease)	(Decrease)

Net Sales	33,331	36,620	(3,289)	-9.0%
Cost of goods sold	27,560	26,998	562	2.1%
Gross profit	5,771	9,622	(3,851)	-40.0%
Operating expenses
General & administrative expenses	3,666	3,133	533	17.0%
Research and development expenses	399	287	112	39.0%
Selling expenses	5,271	4,733	538	11.4%
Total operating expenses	9,336	8,153	1,183	14.5%

(Loss) income from operations	(3,565)	1,469	(5,034)	-342.7%

Government grant income	385	18	367	2,038.9%
Guarantee income	301	210	91	43.3%
Guarantee expenses	(237)	(176)	(61)	34.7%
Equity in net loss of a non-consolidated affiliate	(9)	-	(9)	-100.0%
Interest income	239	182	57	31.3%
Change in fair value of warranty liabilities	-	910	(910)	-100%
Other income (expenses)	44	(68)	112	164.7%
Finance costs	(3,700)	(2,537)	(1,163)	45.8%

(Loss) income before income taxes and noncontrolling interest	(6,542)	8	(6,550)	-81,875.0%
Income taxes	(214)	(362)	148	-40.9%
Noncontrolling interest	49	27	22	81.5%

Net loss attributable to Company’s common stockholders	(6,707)	(327)	(6,380)	1,951.1%

Sales revenues. Sales revenues decreased approximately $3.3 million, or 9.0% to approximately $33.3 million for the six months ended June 30, 2012, from approximately $36.6 million in the same period of 2011. The decrease was mainly attributable to the decreased sales from our fracture proppant products.

In our refractory segment, we sold 42,985 metric tons of refractory products in the six months ended June 30, 2012, compared with 47,891 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $21.6 million in the six months ended June 30, 2012, compared with $22.5 million in the same period of 2011. The average selling price reached $502 per metric ton in the six months ended June 30, 2012, representing a 6.8% increase compared with $470 per metric ton in the same period of 2011.

In our fracture proppant segment, we sold 18,703 metric tons of fracture proppant products in the six months ended June 30, 2012, compared with 28,542 metric tons sold in the same period of 2011. The decrease in sales volume was primarily due to the decreased sales in the U.S. market as we were unable to sell directly to the end users. Revenue was approximately $5.2 million in the six months ended June 30, 2012, a decrease of 53.1% compared with approximately $11.1 million in the same period of 2011. Average selling price decreased to $279 per metric ton in the six months ended June 30, 2012, compared with $390 per metric ton in the same period of 2011. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $861,000 in the six months ended June 30, 2012 compared with approximately $722,000 in the same period of 2011.

In our fine precision abrasives segment, we realized sales of 2,055 ton in the six months ended June 30, 2012, for revenue of approximately $5.7 million. We sold 623 metric tons of fine precision abrasives products for approximately $2.3 million in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer.

Cost of goods sold. Our cost of goods sold increased approximately $562,000, or 2.1%, to approximately $27.6 million in the six months ended June 30, 2012 from approximately $27.0 million in the same period of 2011. As a percentage of net revenues, the cost of goods sold increased by 9.0% to 82.7% in the six months ended June 30, 2012 from 73.7% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $3.8 million, or 40.0% to approximately $5.8 million in the six months ended June 30, 2012 from approximately $9.6 million in the same period of 2011. Gross profit as a percentage of net revenues was 17.3% in the six months ended June 30, 2012, as compared with 26.3% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

General and administrative expenses. Our general administrative expenses increased to approximately $3.7 million in the six months ended June 30, 2012, from approximately $3.1 million in the same period in 2011. The increase was primarily due to the loss on disposal of equipment in our fine precision abrasives segment as we upgraded the production facilities, higher salary expenses and higher preliminary expenses related to Yuxing operation. As a percentage of net revenues, administrative expenses increased to 11.0% in the six months ended June 30, 2012 as compared with 8.6% in the same period in 2011.

Selling expenses. Selling expenses increased by approximately $538,000 to approximately $5.3 million in the six months ended June 30, 2012, compared with approximately $4.7 million in the same period in 2011. As a percentage of net revenues, our selling expenses increased to 15.8% in the six months ended June 30, 2012, as compared with 12.9% in the same period in 2011. The increase in selling expenses was primarily attributable to the increase in the allowance for doubtful accounts and higher transportation expenses compared to the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $399,000 in the six months ended June 30, 2012, compared with approximately $287,000 in the same period in 2011. The increase was mainly due to more R&D activities in the six months ended June 30, 2012.

Government grant income. Our government grant income was approximately $385,000 in the six months ended June 30, 2012 compared with approximately $18,000 in the same period in 2011.

Finance costs. Our finance costs increased by approximately $1.2 million, or 45.8% to approximately $3.7 million in the six months ended June 30, 2012, from approximately $2.5 million in the same period in 2011. As a percentage of net revenues, our finance costs were 11.1% in the six months ended June 30, 2012 and 6.9% in the same period in 2011. This significant increase was primarily attributable to an increase of approximately $481,000 in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $682,000 in interest expenses as we increased borrowing activities in the six months ended June 30, 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $6.5 million in the six months ended June 30, 2012, compared with an income of approximately $8,000 in the same period of 2011. The decrease was primarily attributable to the loss from operations and higher finance costs in the six months ended June 30, 2012.

Income taxes. Our income taxes were approximately $214,000 in the six months ended June 30, 2012, a decrease of approximately $148,000 or 40.9% from approximately $362,000 in the same period of 2011.

Net loss. Our net loss in the six months ended June 30, 2012 was approximately $6.7 million, a decrease of approximately $6.4 million from approximately $327,000 in the same period in 2011. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of approximately $5.2 million and restricted cash of approximately $38.5 million. Our current assets were approximately $136.9 million and our current liabilities were approximately $131.7 million as of June 30, 2012 which resulted in a current ratio of approximately 1.04. Total equity as of June 30, 2012 was approximately $47.3 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months ended June 30,
(Dollars in thousands)	2012	2011

Net cash used in operating activities	(13,305)	(1,546)
Net cash used in investing activities	(1,677)	(8,318)
Net cash provided by financing activities	16,540	18,400
Net cash inflows	1,569	8,564

Operating Activities

Net cash used in operating activities was approximately $13.3 million in the six months ended June 30, 2012, compared with net cash used in operating activities of approximately $1.5 million in the same period of 2011. The increase in net cash used in operating activities was primarily due to the net loss, increase in trade receivables, bills receivables and decrease in bills payables in the six months ended June 30, 2012.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2012 was approximately $1.7 million, a decrease of approximately $6.6 million from net cash used in investing activities of approximately $8.3 million in the same period in 2011. The decrease in net cash used in investing activities in the six months ended June 30, 2012 was primarily due to fewer activities related to our construction of manufacturing and administrative facilities and no acquisition of land use right occurred.

Financing Activities

Net cash provided by financing activities was approximately $16.5 million in the six months ended June 30, 2012, compared with net cash provided by financing activities of approximately $18.4 million in the same period of 2011.

Loan Facilities

In the six months ended June 30, 2012, we secured new loans totaling approximately $50.0 million from banks for our working capital needs, and we repaid approximately $11.6 million in bank loans during the period. As a result, the balance of all bank loans and bank borrowings as of June 30, 2012 was approximately $84.6 million, which includes approximately $40.8 million short-term bank loans and approximately $43.8 million of bank borrowings secured by bank deposits.

As of June 30, 2012, the detail of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-14	1 year	$792,000
2	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-16 to 2012-09-15	1 year	$396,000
3	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-09-22 to 2012-09-21	1 year	$712,800
4	Facility Bank Loan	Shanghai Pudong Development Bank	2011-09-22 to 2012-09-21	1 year	$1,584,000
5	Facility Bank Loan	Kaifeng Commercial Bank	2011-09-27 to 2012-09-26	1 year	$4,752,000
6	Facility Bank Loan	Shanghai Pudong Development Bank	2011-10-12 to 2012-10-11	1 year	$1,584,000
7	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-10-14 to 2012-10-13	1 year	$427,680
8	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-12-12 to 2012-12-5	1 year	$2,851,200
9	Facility Bank Loan	Zhengzhou Bank	2012-01-5 to 2013-01-04	1 year	$4,752,000
10	Facility Bank Loan	China Construction Bank	2012-01-10 to 2013-01-09	1 year	$3,168,000
11	Facility Bank Loan	China EverBright Bank	2012-01-20 to 2012-07-17	6 months	$1,053,202
12	Facility Bank Loan	Industrial and Commercial Bank of China	2012-02-03 to 2013-01-08	1 year	$2,851,200
13	Facility Bank Loan	China EverBright Bank	2012-02-16 to 2012-08-13	6 months	$1,252,310
14	Facility Bank Loan	Agricultural Bank of China	2012-02-20 to 2013-02-19	1 year	$1,853,280
15	Facility Bank Loan	China CITIC Bank	2012-03-01 to 2013-02-28	1 year	$1,473,120
16	Facility Bank Loan	Luoyang Bank	2012-04-25 to 2013-04-24	1 year	$3,168,000
17	Facility Bank Loan	Agricultural Bank of China	2012-04-28 to 2013-04-27	1 year	$5,068,800
18	Facility Bank Loan	Industrial and Commercial Bank of China	2012-05-09 to 2013-05-08	1 year	$712,800
19	Facility Bank Loan	China CITIC Bank	2012-06-26 to 2013-06-25	1 year	$2,376,000
20	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-02 to 2012-08-10	6 months	$126,720
21	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-02 to 2012-08-22	6 months	$364,320
22	Bank Borrowing	Luoyang Bank	2012-03-06 to 2012-09-05	6 months	$1,584,000
23	Bank Borrowing	Puyang Commerical Bank	2012-03-13 to 2012-09-12	6 months	$1,584,000
24	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-15 to 2012-07-10	4 months	$158,400
25	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-15 to 2012-07-18	5 months	$47,520
26	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-15 to 2012-09-06	6 months	$190,080
27	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-20 to 2012-08-28	6 months	$70,963

28	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-20 to 2012-09-07	6 months	$79,200
29	Bank Borrowing	Puyang Commerical Bank	2012-03-20 to 2012-09-14	6 months	$1,520,640
30	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-21 to 2012-07-09	4 months	$47,520
31	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-21 to 2012-08-29	6 months	$31,680
32	Bank Borrowing	Puyang Commerical Bank	2012-03-22 to 2012-09-19	6 months	$1,346,400
33	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-23 to 2012-08-24	6 months	$47,520
34	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-03-23 to 2012-09-09	6 months	$792,000
35	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-06 to 2012-09-28	6 months	$633,600
36	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-06 to 2012-09-30	6 months	$285,120
37	Bank Borrowing	Puyang Commerical Bank	2012-04-06 to 2012-10-05	6 months	$3,168,000
38	Bank Borrowing	Puyang Commerical Bank	2012-04-09 to 2012-10-06	6 months	$1,584,000
39	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-10 to 2012-08-03	4 months	$79,200
40	Bank Borrowing	Luoyang Bank	2012-04-11 to 2012-09-08	5 months	$475,200
41	Bank Borrowing	Luoyang Bank	2012-04-11 to 2012-09-19	6 months	$475,200
42	Bank Borrowing	Luoyang Bank	2012-04-11 to 2012-09-21	6 months	$792,000
43	Bank Borrowing	Luoyang Bank	2012-04-11 to 2012-09-27	6 months	$1,425,600
44	Bank Borrowing	Puyang Commerical Bank	2012-04-11 to 2012-10-10	6 months	$3,168,000
45	Bank Borrowing	Puyang Commerical Bank	2012-04-13 to 2012-10-12	6 months	$4,672,800
46	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-17 to 2012-07-27	4 months	$79,200
47	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-20 to 2012-09-15	5 months	$79,200
48	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-28 to 2012-10-19	6 months	$158,400
49	Bank Borrowing	Puyang Commerical Bank	2012-05-04 to 2012-11-03	6 months	$3,168,000
50	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-06 to 2012-08-16	4 months	$79,200
51	Bank Borrowing	Puyang Commerical Bank	2012-05-07 to 2012-11-04	6 months	$950,400
52	Bank Borrowing	Puyang Commerical Bank	2012-05-09 to 2012-11-07	6 months	$1,584,000
53	Bank Borrowing	Puyang Commerical Bank	2012-05-09 to 2012-11-08	6 months	$792,000
54	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-11 to 2012-11-03	6 months	$142,560
55	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-14 to 2012-11-09	6 months	$158,400
56	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-17 to 2012-11-10	6 months	$79,200
57	Bank Borrowing	Puyang Commerical Bank	2012-05-17 to 2012-11-16	6 months	$2,851,200
58	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-30 to 2012-11-10	6 months	$79,200
59	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-30 to 2012-11-17	6 months	$95,040
60	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-31 to 2012-11-17	6 months	$126,720
61	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-05 to 2012-09-07	6 months	$15,840
62	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-05 to 2012-09-14	6 months	$15,840
63	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-05 to 2012-09-16	6 months	$31,680
64	Bank Borrowing	Hana Bank	2012-06-05 to 2012-11-25	6 months	$633,600

65	Bank Borrowing	Puyang Commerical Bank	2012-06-07 to 2012-12-06	6 months	$3,168,000
66	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-08 to 2012-11-21	6 months	$79,200
67	Bank Borrowing	Puyang Commerical Bank	2012-06-08 to 2012-12-08	6 months	$950,400
68	Bank Borrowing	Puyang Commerical Bank	2012-06-14 to 2012-12-14	6 months	$633,600
69	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-15 to 2012-11-29	6 months	$792,000
70	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-19 to 2012-12-18	6 months	$950,400
71	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-20 to 2012-12-19	6 months	$950,400
72	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-09-02	4 months	$15,840
73	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-12-08	6 months	$95,040
74	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-12-12	6 months	$158,400
75	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-12-13	6 months	$79,200

We have approximately $40.8 million of facility bank loans, maturing from July 17, 2012 to June 25, 2013 and approximately $43.8 million of bank borrowings secured by bank deposits. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

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

On September 22, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement SPDVB, whereby SPDVB has agreed to loan approximately $713,000 (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On September 22, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $1.6 million (RMB 10 million) to Duesail for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

On September 27, 2011, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Kaifeng Commercial Bank (“KCB”), whereby KCB has agreed to loan approximately $4.8 million (RMB 30 million) to Duesail for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On October 12, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPD, whereby SPD has agreed to loan approximately $1.6 million (RMB 10 million) to Refractories for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

On October 14, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $428,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 12, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $2.9 million (RMB18 million) to Duesail for a term of one year, at an interest rate of 11.81% per year on all outstanding principal.

On January 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank (“ZB”), whereby ZB has agreed to loan approximately $4.8 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On January 10, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with China Construction Bank (“CCB”), whereby CCB has agreed to loan approximately $3.2 million (RMB 20 million) to Duesail for a term of one year, at an interest rate of 8.00% per year on all outstanding principle.

On January 20, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with China EverBright Bank (“CEB”), whereby CEB has agreed to loan approximately $1.1 million (RMB 6.6 million) to Micronized for a term of 6 months, at an interest rate of $7.625% per year on all outstanding principal.

On February 3, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.89% per year on all outstanding principal.

On February 16, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $1.3 million (RMB 7.9 million) to Micronized for a term of 6 months, at an interest rate of $7.625% per year on all outstanding principal.

On February 20, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $1.9 million (RMB 11.7 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On March 1, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $1.5 million (RMB 9.3 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On April 25, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.2 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

On April 28, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with ABC, whereby ABC has agreed to loan approximately $5.1 million (RMB 32 million) to Refractories for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On May 9, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with ICBC, whereby ICBC has agreed to loan approximately $713,000 (RMB 4.5 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On June 26, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $2.4 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

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

Acquisition of a non-consolidated affiliate

Investment in an entity over which the Company does not have control, but has significant influence, is accounted for using the equity method of accounting. The Company’s investment in Yili YiQiang Silicon Limited ("Yili") is reported in the condensed consolidated balance sheets as investment in a non-consolidated affiliate.

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

In September 2011, the FASB issued ASU 2011-09, “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715 - 80)”. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, and early adoption is permitted. ASU 2011-09 should be applied retrospectively for all prior periods presented. The adoption of this ASU has no material impact on the Company’s condensed consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02 on impairment testing for indefinite-lived intangible assets. This ASU amends FASB Codification Topic 350, Intangibles-Goodwill and Other to allow, but not require, an entity, when performing its annual or more frequent indefinite-lived intangible asset impairment test, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. ASU2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating ASU 2012-02. The adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Chief Financial Officer, Ningfang Liang, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the fiscal quarter ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

CHINA GENGSHENG MINERALS, INC.

Date: August 14, 2012	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 14, 2012	By: /s/ Ningfang Liang
Ningfang Liang
Chief Financial Officer
(On behalf of the Registrant and as its Principal Financial Officer)