Form 10-K/A
period 2011-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2012-11-08
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) of China GengSheng Minerals, Inc. (the “Company”) is being filed to amend and include certain disclosure, which is set forth below:

  We included the risk factor concerning lack of inspection by PCAOB of our auditor’s audits and its quality control procedures.

  We included disclosure under the discussion of results of operations to separately quantify for each period presented the amount of the change in revenues and expenses that is due to foreign currency translations.

  We expanded our discussion on the restrictions on the net assets in our discussion of results of operations.

Additionally, in this Amendment No.1, we also included a dated consent letter from PKF Hong Kong, our independent registered public accounting firm, currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 and currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.

TABLE OF CONTENTS

PART I
ITEM 1A. RISK FACTORS	2
PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22

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

In this Form 10-K/A, unless indicated otherwise, references to:

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

As with other independent registered public accounting firms operating in the People’s Republic of China (“PRC”), the PRC authorities currently do not permit the Public Company Accounting Oversight Board (the “PCAOB”) to inspect our auditor, which may deprive investors of the benefits of PCAOB inspections.

As an auditor of public companies in the United States and a firm registered with the PCAOB, our independent registered public accounting firm that issues the audit reports included in our annual reports or other reports filed with the SEC is required by the United States law to undergo regular inspections by the PCAOB to assess its compliance with the United States law and professional standards of the PCAOB. Because our auditor is located in Hong Kong, a special administrative region of the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside of the PRC have identified deficiencies in those firms’ audits and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of independent registered public accounting firms operating in the PRC makes it more difficult to evaluate the effectiveness of our auditor’s audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

PART II

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K/A. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K/A particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2011 and 2010.

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

The average conversion rates between RMB and U.S. dollar used for the consolidated statements of operations and comprehensive loss increased approximately 4.7% during the reporting period of 2011 compared with the reporting period of 2010. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenues. Sales revenues increased approximately $14.7 million, or 23.7%, to approximately $76.9 million in 2011 from approximately $62.2 million in 2010. Excluding foreign currency translation, the revenue increased approximately $11.3 million, or 18.2% compared with 2010. The increase was mainly attributable to increased sales from our fracture proppant segment and fine precision abrasives segment, particularly increased export sales of fracture proppant products compared with 2010.

In our refractory segment, we sold 98,920 metric tons of refractory products in 2011, a 2.7% decrease compared with 101,711 metric tons sold in 2010. The revenue from our refractory products increased to approximately $46.6 million in 2011 from approximately $45.8 million in 2010. Excluding foreign currency translation, the revenue decreased approximately $1.3 million, or 2.8% compared with 2010. The average selling prices reached $473 per metric ton in 2011, representing a 5.1% increase compared with $450 per metric ton in the same period of 2010. Excluding foreign currency translation, the average selling prices stayed flat at $452 per metric ton compared with 2010.

In our fracture proppant segment, we sold 60,388 metric tons of fracture proppant products in 2011, compared with 41,270 metric tons in 2010. The large increase in sales volume was primarily driven by the strong demand from the US customers who use our proppant products in their new natural gas exploration technologies. Revenue from fracture proppant products was approximately $22.5 million for 2011, an increase of 57.3% compared with approximately $14.3 million in 2010. Excluding foreign currency translation, the revenue increased approximately $7.2 million, or 50.3% compared with 2010. Average selling price increased to $381 per metric ton in 2011, compared with $347 per metric ton in 2010, as a result of the change in product mix since U.S. customers purchased more high-density products in 2011. Excluding foreign currency translation, the average selling prices increased $17 per metric ton, or 4.9% compared with 2010.

In our industrial ceramics segment, revenue was approximately $430,000 for 2011. Excluding foreign currency translation, the revenue was approximately $411,000 compared with approximately $1.2 million in 2010. The decrease was primarily attributable to the low demand for our products in 2011.

In our fine precision abrasives segment, we realized sales of approximately $7.4 million. Excluding foreign currency translation, the revenue was approximately $7.1 million compared with approximately $865,000 in 2010. The sales of fine precision abrasives products started in the third quarter of 2010.

Cost of goods sold. Our cost of goods sold increased approximately $16.2 million, or 36.5%, to approximately $60.7 million for 2011 from approximately $44.5 million in 2010. Excluding foreign currency translation, our cost of goods sold increased approximately $13.5 million, or 30.4% compared with 2010. As a percentage of net revenues, the cost of goods sold increased by approximately 7.3% to 78.9% in 2011 from 71.6% in 2010. This increase was primarily due to the higher raw materials costs, energy costs and labor costs compared with 2010.

Gross profit. Our gross profit decreased approximately $1.5 million, or 8.4% to approximately $16.2 million for 2011 from approximately $17.7 million in 2010. Excluding foreign currency translation, our gross profit decreased approximately $2.2 million, or 12.5% compared with 2010. Gross profit as a percentage of net revenues was 21.1% for 2011, as compared with 28.4% for 2010. The percentage decrease was mainly attributable to the decreased gross margin in our fine precision abrasives segment and the increase in the cost of raw materials, energy and labor costs in refractories segment compared with 2010.

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

General and administrative expenses. Our general and administrative expenses increased 22.1%, to approximately $7.0 million for 2011, from approximately $5.7 million for 2010. Excluding foreign currency translation, the general and administrative expenses increased approximately $958,000, or 16.7% compared with 2010. The increase was primarily due to the higher salary and personnel expenses, depreciation expenses and legal fees. As a percentage of net revenues, general and administrative expenses decreased 0.1% to 9.1% in 2011, compared with 9.2% in 2010.

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

Selling expenses. Selling expenses increased by approximately $1.1 million to approximately $9.5 million compared with approximately $8.4 million in 2010. Excluding foreign currency translation, the selling expenses increased approximately $703,000, or 8.4% compared with 2010. As a percentage of net revenues, our selling expenses decreased to 12.3% for 2011, as compared with 13.5% for 2010. The decrease in selling expenses was primarily attributable to the change in product mix as we sold more fracture proppants products and fine abrasive products which normally incurred lower selling expenses than refractory segment. The decrease was partially offset by the increase in the transportation costs, higher post-sales service expenses in our refractory segment.

Research and development expenses. Our research and development expenses decreased to approximately $699,000 for 2011. Excluding foreign currency translation, the research and development expenses were approximately $668,000, compared with approximately $817,000 for 2010 due to fewer R&D activities.

Government grant income. Our government grant income was approximately $380,000 for 2011. Excluding foreign currency translation, the government grant income was approximately $363,000 compared with approximately $123,000 for 2010.

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

Finance costs. Our finance costs increased by approximately $3.5 million, or 198.6% to approximately $5.3 million for 2011, from approximately $1.8 million for 2010. This substantial increase was primarily due to an increase of approximately $2.0 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $1.5 million in interest expenses as we increased borrowing activities for 2011.  Excluding foreign currency translation, our finance costs increased approximately $3.3 million, or 185.3% compared with 2010.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $7.2 million for 2011. Excluding foreign currency translation, our loss before income taxes and non-controlling interest was approximately $6.9 million, compared with an income of approximately $794,000 for 2010. The decrease was primarily attributable to the loss from operations, higher finance costs and non-cash impairment charges during 2011.

Income taxes. Our income taxes were approximately $325,000 for 2011, a decrease of approximately $197,000 or 37.7% from approximately $522,000 for 2010. Excluding foreign currency translation, our income taxes were approximately $311,000.

Net (loss) income. Our net loss for 2011 was approximately $7.5 million, a decrease of approximately $7.8 million from an income of approximately $264,000 in 2010. Excluding foreign currency translation, our net loss was approximately $7.2 million. The decrease was attributable to the factors described above.

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

Statutory Reserves

Under PRC regulations, all our subsidiaries in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain SAFE approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of December 31, 2011 and 2010.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
Statutory reserves	$4,554,936	$3,965,078
Special reserve	3,556,036	3,556,036

Total restricted net assets	$8,110,972	$7,521,114
Consolidated net assets	$53,589,986	$51,034,981
Restricted net assets as percentage of consolidated net assets	15.1%	14.7%

Total restricted net assets accounted for approximately 15.1% of our consolidated net assets as of December 31, 2011. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

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

Exhibit No.	Description

14	Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].
21	Subsidiaries of the Registrant [Incorporated by reference to Exhibit 21 to the Registrant’s current report on Form 8-K filed on April 16, 2012 in commission file number 001-34649].
23	Consent of independent registered public accounting firm.*
31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes to exhibits
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2012

CHINA GENGSHENG MINERALS, INC.

/s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	Chief Executive Officer, President and Chairman	November 8, 2012
Shunqing Zhang	(Principal Executive Officer)

/s/ Ningfang Liang	Chief Financial Officer	November 8, 2012
Ningfang Liang	(Principal Financial and Accounting Officer)

/s/ Ming He	Director	November 8, 2012
Ming He

/s/ Jingzhong Yu	Director	November 8, 2012
Jingzhong Yu

/s/ Ningsheng Zhou	Director	November 8, 2012
Ningsheng Zhou

/s/ Hsin-I Lin	Director	November 8, 2012
Hsin-I Lin