Form 10-Q/A
period 2012-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2012-11-08
CIK 1338578

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Quarterly Report”) of China GengSheng Minerals, Inc. (the “Company”) is being filed to include disclosure under the discussion of results of operations to separately quantify for each period presented the amount of the change in revenues and expenses that is due to foreign currency translations and discussion on the restrictions on the net assets in our discussion of results of operations.

Additionally, in this Amendment No.1, we also included currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 and currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Quarterly Report, and this Amendment No. 1 does not amend or update any other information contained in the Quarterly Report.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

PART II -	OTHER INFORMATION
Item 6.	Exhibits.	19

SIGNATURES		20

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

Conventions

In this Form 10-Q/A, unless indicated otherwise, references to:

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

The average conversion rates between RMB and U.S. dollar used for the condensed consolidated statements of operations and comprehensive loss increased approximately 4.1% during the reporting period of 2012 compared with the reporting period of 2011. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenues. Sales revenues decreased approximately $2.5 million, or 15.3% to approximately $13.7 million in the first quarter of 2012, from approximately $16.2 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $3.0 million, or 18.6% compared with the same period of 2011. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was mainly attributable to the decreased sales from our fracture proppant products.

In our refractory segment, we sold 20,143 metric tons of refractory products in the first quarter of 2012, compared with 20,205 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $9.9 million in the first quarter of 2012, compared with $9.9 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $388,000, or 3.9% compared with the same period of 2011. In the first quarter of 2012, the average selling prices decreased 3.6% excluding foreign currency translation and sales volume was nearly flat compared with the same period of 2011.

In our fracture proppant segment, we sold 2,673 metric tons of fracture proppant products in the first quarter of 2012, compared with 12,513 metric tons sold in the same period of 2011. The decrease in sales volume was primarily due to the decreased sales in the U.S. market as we were unable to sell directly to the end users. Revenue was approximately $998,000 in the first quarter of 2012, a decrease of 80.8% compared with approximately $5.2 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $4.2 million, or 81.6% compared with the same period of 2011. Average selling price decreased to $373 per metric ton in the first quarter of 2012, compared with $415 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price decreased to $358 per metric ton. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $332,000 in the first quarter of 2012 compared with approximately $230,000 in the same period of 2011. Excluding foreign currency translation, the revenue was approximately $319,000.

In our fine precision abrasives segment, we realized sales of 883 ton in the first quarter of 2012, for revenue of approximately $2.4 million. Excluding foreign currency translation, the revenue was approximately $2.3 million. We sold 202 metric tons of fine precision abrasives products for approximately $819,000 in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold decreased approximately $901,000, or 7.6%, to approximately $11.0 million in the first quarter of 2012 from approximately $11.9 million in the same period of 2011. Excluding foreign currency translation, our cost of goods sold decreased approximately $1.3 million, or 11.2% compared with the same period of 2011. As a percentage of net revenues, the cost of goods sold increased by 6.7% to 80.2% in the first quarter of 2012 from 73.5% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $1.6 million, or 36.7% to approximately $2.7 million in the first quarter of 2012 from approximately $4.3 million in the same period of 2011. Excluding foreign currency translation, our gross profit decreased approximately $1.7 million, or 39.2% compared with the same period of 2011. Gross profit as a percentage of net revenues was 19.8% in the first quarter of 2012, as compared with 26.5% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased to approximately $1.7 million in the first quarter of 2012, from approximately $1.5 million in the same period in 2011. Excluding foreign currency translation, the general and administrative expenses increased approximately $156,000, or 10.4% compared with the same period of 2011. The increase was primarily due to higher preliminary expenses related to Yuxing operation and higher professional service fees. As a percentage of net revenues, administrative expenses increased to 12.6% in the first quarter of 2012 as compared with 9.3% in the same period in 2011.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses increased by approximately $508,000 to approximately $2.5 million in the first quarter of 2012, compared with approximately $2.0 million in the same period in 2011. Excluding foreign currency translation, the selling expenses increased approximately $409,000, or 20.7% compared with the same period of 2011. As a percentage of net revenues, our selling expenses increased to 18.1% in the first quarter of 2012, as compared with 12.2% in the same period in 2011. The increase in selling expenses was primarily attributable to the increase in the allowance for doubtful accounts and higher transportation expenses compared to the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $163,000 in the first quarter of 2012, compared with approximately $141,000 in the same period in 2011. Excluding foreign currency translation, the research and development expenses were approximately $157,000. The increase was mainly due to more R&D activities in the first quarter of 2012.

Government grant income. Our government grant income was approximately $385,000 in the first quarter of 2012 compared with approximately $1,000 in the same period in 2011. Excluding foreign currency translation, the government grant income was approximately $369,000.

Finance costs. Our finance costs increased by approximately $784,000, or 81.2% to approximately $1.8 million in the first quarter of 2012, from approximately $966,000 in the same period in 2011. Excluding foreign currency translation, our finance costs increased approximately $714,000, or 73.9% compared with the same period of 2011. As a percentage of net revenues, our finance costs were 12.8% in the first quarter of 2012 and 6.0% in the same period in 2011. This significant increase was primarily attributable to an increase of approximately $709,000 in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $76,000 in interest expenses as we increased borrowing activities in the first quarter of 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $2.9 million in the first quarter of 2012, compared with an income of approximately $50,000 in the same period of 2011. Excluding foreign currency translation, our loss before income taxes and non-controlling interest was approximately $2.8 million. The decrease was primarily attributable to the loss from operations and higher finance costs in the first quarter of 2012.

Income taxes. Our income taxes were approximately $12,000 in the first quarter of 2012, a decrease of approximately $124,000 or 91.2% from approximately $136,000 in the same period of 2011.

Net loss. Our net loss in the first quarter of 2012 was approximately $2.9 million, a decrease of approximately $2.8 million from approximately $80,000 in the same period in 2011. Excluding foreign currency translation, our net loss was approximately $2.8 million. The decrease was attributable to the factors described above.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain SAFE approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of March 31, 2012 and December 31, 2011.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012 (Unaudited)	As of December 31, 2011

Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036

Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$50,859,512	$53,589,986
Restricted net assets as percentage of consolidated net assets	15.9%	15.1%

Total restricted net assets only accounted for approximately 15.9% of our consolidated net assets as of March 31, 2012, As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) Exhibits

31.1	Certification of the CEO*
31.2	Certification of the CFO*
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.*
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: November 8, 2012	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 8, 2012	By: /s/ Ningfang Liang
Ningfang Liang
Chief Financial Officer