Form 10-Q/A
period 2012-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2012-11-08
CIK 1338578

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Quarterly Report”) of China GengSheng Minerals, Inc. (the “Company”) is being filed to include the following disclosure under the discussion of results of operations:

  disclosure to separately quantify for each period presented the amount of the change in revenues and expenses that is due to foreign currency translations;

  discussion on the restrictions on the net assets; and

  disclosure concerning our accounts receivable and bills receivable.

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

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	4

PART II - OTHER INFORMATION
Item 6.	Exhibits.	23

SIGNATURES		24

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

The average conversion rates between RMB and U.S. dollar used for the condensed consolidated statements of operations and comprehensive loss increased approximately 3.7% during the reporting period of 2012 compared with the reporting period of 2011. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenues. Sales revenues decreased approximately $816,000, or 4.0% to approximately $19.6 million for the three months ended June 30, 2012 from approximately $20.4 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $1.5 million, or 7.2% compared with the same period of 2011. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was mainly attributable to the decreased sales of our fracture proppant products.

In our refractory segment, we sold 22,842 metric tons of refractory products in the second quarter of 2012, compared with 27,686 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $11.6 million in the second quarter of 2012, compared with $12.5 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $1.3 million, or 10.4% compared with the same period of 2011. The average selling price increased to $509 per metric ton compared with $452 per metric ton in the second quarter of 2011 and the price increase partially offset the impact of decrease in sales volume on our revenue. Excluding foreign currency translation, the average selling price increased to $491 per metric ton in the second quarter of 2012.

In our fracture proppant segment, we sold 16,030 metric tons of fracture proppant products in the second quarter of 2012, compared with 16,029 metric tons sold in the same period of 2011. Revenue was approximately $4.2 million in the second quarter of 2012, a decrease of 28.9% compared with approximately $5.9 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $1.9 million, or 31.4% compared with the same period of 2011. Average selling price decreased to $263 per metric ton in the second quarter of 2012, compared with $373 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price decreased to $254 per metric ton in the second quarter of 2012. The decrease in average selling price and revenue were primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $530,000 in the second quarter of 2012 compared with approximately $492,000 in the same period of 2011. Excluding foreign currency translation, the revenue was approximately $511,000.

In our fine precision abrasives segment, we realized sales of 1,172 ton in the second quarter of 2012, for revenue of approximately $3.3 million. Excluding foreign currency translation, the revenue was approximately $3.1 million. We sold 421 metric tons of fine precision abrasives products for approximately $1.5 million in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold increased approximately $1.5 million, or 9.7%, to approximately $16.6 million in the second quarter of 2012 from approximately $15.1 million in the same period of 2011. Excluding foreign currency translation, our cost of goods sold increased approximately $913,000, or 6.0% compared with the same period of 2011. As a percentage of net revenues, the cost of goods sold increased by 10.5% to 84.4% in the second quarter of 2012 from 73.9% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $2.2 million, or 42.7% to approximately $3.1 million in the second quarter of 2012 from approximately $5.3 million in the same period of 2011. Excluding foreign currency translation, our gross profit decreased approximately $2.4 million, or 44.6% compared with the same period of 2011. Gross profit as a percentage of net revenues was 15.6% in the second quarter of 2012, as compared with 26.1% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

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

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses stayed flat at approximately $2.8 million in the second quarter of 2012. Excluding foreign currency translation, the selling expenses decreased approximately $60,000, or 2.2% compared with the same period of 2011. As a percentage of net revenues, our selling expenses increased to 14.2% in the second quarter of 2012, as compared with 13.5% in the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $236,000 in the second quarter of 2012, compared with approximately $145,000 in the same period in 2011 due to more R&D activities in the second quarter of 2012. Excluding foreign currency translation, the research and development expenses were approximately $228,000.

Government grant income. Our government grant income was nil in the second quarter of 2012 compared with approximately $17,000 in the same period in 2011.

Finance costs. Our finance costs increased by approximately $379,000, or 24.1% to approximately $2.0 million in the second quarter of 2012, from approximately $1.6 million in the same period in 2011. Excluding foreign currency translation, our finance costs increased approximately $316,000, or 20.1% compared with the same period of 2011. As a percentage of net revenues, our finance costs were 9.9% in the second quarter of 2012 and 7.7% in the same period in 2011. This increase was primarily attributable to an increase of approximately $606,000 in interest expenses as we increased borrowing activities in the second quarter of 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $3.6 million in the second quarter of 2012, compared with approximately $42,000 in the same period of 2011. Excluding foreign currency translation, our loss before income taxes and non-controlling interest was approximately $3.5 million. The decrease was primarily attributable to the loss from operations and higher finance costs in the second quarter of 2012.

Income taxes. Our income taxes were approximately $202,000 in the second quarter of 2012, a decrease of approximately $24,000 or 10.6% from approximately $226,000 in the same period of 2011. Excluding foreign currency translation, our income taxes were approximately $194,000.

Net loss. Our net loss in the second quarter of 2012 was approximately $3.8 million, a decrease of approximately $3.5 million from approximately $247,000 in the same period in 2011. Excluding foreign currency translation, our net loss was approximately $3.7 million.The decrease was attributable to the factors described above.

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

Sales revenues. Sales revenues decreased approximately $3.3 million, or 9.0% to approximately $33.3 million for the six months ended June 30, 2012, from approximately $36.6 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $4.5 million, or 12.2% compared with the same period of 2011. The decrease was mainly attributable to the decreased sales from our fracture proppant products.

In our refractory segment, we sold 42,985 metric tons of refractory products in the six months ended June 30, 2012, compared with 47,891 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $21.6 million in the six months ended June 30, 2012, compared with $22.5 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $1.7 million, or 7.5% compared with the same period of 2011. The average selling price reached $502 per metric ton in the six months ended June 30, 2012, representing a 6.8% increase compared with $470 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price increased to $484 per metric ton, or 3.0% in the six months ended June 30, 2012.

In our fracture proppant segment, we sold 18,703 metric tons of fracture proppant products in the six months ended June 30, 2012, compared with 28,542 metric tons sold in the same period of 2011. The decrease in sales volume was primarily due to the decreased sales in the U.S. market as we were unable to sell directly to the end users. Revenue was approximately $5.2 million in the six months ended June 30, 2012, a decrease of 53.1% compared with approximately $11.1 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $6.1 million, or 54.8% compared with the same period of 2011. Average selling price decreased to $279 per metric ton in the six months ended June 30, 2012, compared with $390 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price decreased to $269 per metric ton in the six months ended June 30, 2012. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $861,000 in the six months ended June 30, 2012 compared with approximately $722,000 in the same period of 2011. Excluding foreign currency translation, the revenue was approximately $830,000.

In our fine precision abrasives segment, we realized sales of 2,055 ton in the six months ended June 30, 2012, for revenue of approximately $5.7 million. Excluding foreign currency translation, the revenue was approximately $5.5 million. We sold 623 metric tons of fine precision abrasives products for approximately $2.3 million in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer.

Cost of goods sold. Our cost of goods sold increased approximately $562,000, or 2.1%, to approximately $27.6 million in the six months ended June 30, 2012 from approximately $27.0 million in the same period of 2011. Excluding foreign currency translation, our cost of goods sold decreased approximately $426,000, or 1.6% compared with the same period of 2011. As a percentage of net revenues, the cost of goods sold increased by 9.0% to 82.7% in the six months ended June 30, 2012 from 73.7% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $3.8 million, or 40.0% to approximately $5.8 million in the six months ended June 30, 2012 from approximately $9.6 million in the same period of 2011. Excluding foreign currency translation, our gross profit decreased approximately $4.1 million, or 42.2% compared with the same period of 2011. Gross profit as a percentage of net revenues was 17.3% in the six months ended June 30, 2012, as compared with 26.3% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

General and administrative expenses. Our general administrative expenses increased to approximately $3.7 million in the six months ended June 30, 2012, from approximately $3.1 million in the same period in 2011. Excluding foreign currency translation, the general and administrative expenses increased approximately $401,000, or 12.8% compared with the same period of 2011. The increase was primarily due to the loss on disposal of equipment in our fine precision abrasives segment as we upgraded the production facilities, higher salary expenses and higher preliminary expenses related to Yuxing operation. As a percentage of net revenues, administrative expenses increased to 11.0% in the six months ended June 30, 2012 as compared with 8.6% in the same period in 2011.

Selling expenses. Selling expenses increased by approximately $538,000 to approximately $5.3 million in the six months ended June 30, 2012, compared with approximately $4.7 million in the same period in 2011. Excluding foreign currency translation, the selling expenses increased approximately $349,000, or 7.4% compared with the same period of 2011. As a percentage of net revenues, our selling expenses increased to 15.8% in the six months ended June 30, 2012, as compared with 12.9% in the same period in 2011. The increase in selling expenses was primarily attributable to the increase in the allowance for doubtful accounts and higher transportation expenses compared to the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $399,000 in the six months ended June 30, 2012, compared with approximately $287,000 in the same period in 2011. Excluding foreign currency translation, the research and development expenses were approximately $385,000. The increase was mainly due to more R&D activities in the six months ended June 30, 2012.

Government grant income. Our government grant income was approximately $385,000 in the six months ended June 30, 2012 compared with approximately $18,000 in the same period in 2011. Excluding foreign currency translation, the government grant income was approximately $371,000.

Finance costs. Our finance costs increased by approximately $1.2 million, or 45.8% to approximately $3.7 million in the six months ended June 30, 2012, from approximately $2.5 million in the same period in 2011. Excluding foreign currency translation, our finance costs increased approximately $1.0 million, or 40.6% compared with the same period of 2011. As a percentage of net revenues, our finance costs were 11.1% in the six months ended June 30, 2012 and 6.9% in the same period in 2011. This significant increase was primarily attributable to an increase of approximately $481,000 in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $682,000 in interest expenses as we increased borrowing activities in the six months ended June 30, 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $6.5 million in the six months ended June 30, 2012, compared with an income of approximately $8,000 in the same period of 2011. Excluding foreign currency translation, our loss before income taxes and non-controlling interest was approximately $6.3 million. The decrease was primarily attributable to the loss from operations and higher finance costs in the six months ended June 30, 2012.

Income taxes. Our income taxes were approximately $214,000 in the six months ended June 30, 2012, a decrease of approximately $148,000 or 40.9% from approximately $362,000 in the same period of 2011. Excluding foreign currency translation, our income taxes were approximately $206,000.

Net loss. Our net loss in the six months ended June 30, 2012 was approximately $6.7 million, a decrease of approximately $6.4 million from approximately $327,000 in the same period in 2011. Excluding foreign currency translation, our net loss was approximately $6.5 million. The decrease was attributable to the factors described above.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain SAFE approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of June 30, 2012 and December 31, 2011.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012 (Unaudited)	As of December 31, 2011

Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036

Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$47,086,388	$53,589,986
Restricted net assets as percentage of consolidated net assets	17.2%	15.1%

Total restricted net assets only accounted for approximately 17.2% of our consolidated net assets as of June 30, 2012. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

Accounts Receivable and Bills Receivable

Accounts receivable represents amounts due to GengSheng by our customers on the sale of products or services on credit.

Bills receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Bills receivable can be sold by us at a discount before maturity.

The following is the aging analysis for accounts receivable as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012 (Unaudited)	As of December 31, 2011

Due within 1 year	$48,113,370	$43,781,105
Due from 1 to 2 years	4,758,536	4,863,486
Due from 2 to 3 years	1,405,758	1,037,185
Due over 3 years	1,684,379	1,532,792

Total	$55,962,043	$51,214,568

The following is the aging analysis for bills receivable as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012 (Unaudited)	As of December 31, 2011

Due within 6 months	$12,363,231	$6,331,997

Total	$12,363,231	$6,331,997

We generally provide our customers in the refractories segment a payment period of 90 days and our customers in the fine precision abrasives segment a payment period of 180 days. As there are many producers in the refractories and fine precision abrasives market competing with us, we find it difficult to change these payment terms.

We noted that turnover days of accounts receivable in our refractories segment increased in 2012 due to the macro economic situation. However, we are usually willing to continue the relationship with our customers in the refractory segment and allow for additional time for them to make payments. In the meantime, since most of our large customers are state-owned steel producers and our products are essential for their daily operations, we have not seen a significant increase of risk related to the collection of accounts receivables.

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