Form 10-Q
period 2012-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2012-11-19
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]        No [_]

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

Yes [_]        No [X]

As of November 19, 2012, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2012 (Unaudited) and 2011 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 (Unaudited) and 2011(Unaudited)	5
	Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2012 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	43
Item 4.	Controls and Procedures.	43

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	44
Item 1A.	Risk Factors.	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44
Item 3.	Defaults Upon Senior Securities.	44
Item 4.	Mine Safety Disclosures.	44
Item 5.	Other Information.	44
Item 6.	Exhibits.	44

SIGNATURES

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,629,237	$3,594,361
Restricted cash (Note 5)	41,856,777	21,094,008
Trade receivables, net (Note 6)	60,162,763	49,167,748
Bills receivable	6,685,200	6,331,997
Other receivables and prepayments, net (Note 7)	11,718,933	8,451,185
Advances to senior management (Note 7)	-	360,162
Inventories, net (Note 8)	14,967,569	16,956,582
Deferred tax assets, net of valuation allowance	-	-

Total current assets	138,020,479	105,956,043

Deposit for acquisition of a non-consolidated affiliate, net (Note 9)	-	1,092,041
Investment in a non-consolidated affiliate (Note 9)	1,064,038	-
Deposits for acquisition of land use right, property, plant and equipment	621,645	618,892
Goodwill, net (Note 10)	-	-
Intangible assets, net (Note 10)	-	-
Property, plant and equipment, net (Note 11)	36,468,432	37,164,849
Land use rights	3,096,896	3,137,961

TOTAL ASSETS	$179,271,490	$147,969,786

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$25,448,624	$18,671,086
Bills payable (Note 5)	17,022,627	16,385,340
Other payables and accrued expenses	8,675,206	8,877,407
Deferred revenue - Government grants	647,973	443,632
Provision for warranty	73,191	184,778
Income taxes payable	111,501	218,038
Non-interest-bearing loans (Note 12)	3,270,974	3,318,472
Collateralized short-term bank loans (Note 13)	75,724,019	45,974,022
Loan from a third party (Note 14)	3,162,000	-
Deferred tax liabilities	125,100	112,625
Warrant liabilities	-	-

TOTAL LIABILITIES	134,261,215	94,185,400

COMMITMENTS AND CONTINGENCIES (Note 18)

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2012 and 2011, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2012 and 2011, issued and outstanding 26,803,044 shares in 2012 and 2011	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	7,830,411	7,713,341
Retained earnings	634,465	9,541,560

Total China GengSheng Minerals, Inc. stockholders' equity	44,799,961	53,589,986
NONCONTROLLING INTEREST	210,314	194,400

TOTAL EQUITY	45,010,275	53,784,386

TOTAL LIABILITIES AND EQUITY	$179,271,490	$147,969,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Sales revenue	$23,626,721	$21,462,618	$56,957,599	$58,082,369
Cost of goods sold	(18,503,171)	(15,959,253)	(46,063,149)	(42,956,698)

Gross profit	5,123,550	5,503,365	10,894,450	15,125,671

Operating expenses
General and administrative expenses	1,692,502	1,682,541	5,358,592	4,816,139
Research and development expenses	307,632	271,961	706,911	558,490
Selling expenses	3,598,525	2,100,249	8,869,668	6,833,306

Total operating expenses	5,598,659	4,054,751	14,935,171	12,207,935

(Loss) income from operations	(475,109)	1,448,614	(4,040,721)	2,917,736

Other (expenses) income
Government grant income	163,597	359,971	548,911	377,656
Guarantee income	141,765	174,378	443,051	384,626
Guarantee expenses	(136,940)	(66,761)	(373,748)	(243,153)
Equity in net loss of a non-consolidated affiliate	(24,293)	-	(32,860)	-
Interest income	185,982	368,273	424,931	550,654
Change in fair value of warrant liabilities	-	60,000	-	970,000
Other income (expenses)	1,153	35,884	44,997	(31,838)
Finance costs (Note 15)	(1,989,431)	(1,364,692)	(5,689,561)	(3,901,791)

Total other expenses	(1,658,167)	(432,947)	(4,634,279)	(1,893,846)

(Loss) income before income taxes and noncontrolling interest	(2,133,276)	1,015,667	(8,675,000)	1,023,890
Income taxes (Note 16)	(59,170)	(175,837)	(273,536)	(538,147)

Net (loss) income before noncontrolling interest	(2,192,446)	839,830	(8,948,536)	485,743
Net (income) loss attributable to noncontrolling interest	(8,047)	13,103	41,441	40,218

Net (loss) income attributable to Company’s common stockholders	$(2,200,493)	$852,933	$(8,907,095)	$525,961

Net (loss) income before noncontrolling interest	$(2,192,446)	$839,830	$(8,948,536)	$485,743
Other comprehensive (loss) income
Foreign currency translation adjustments	(86,017)	502,329	174,425	1,493,569

Comprehensive (loss) income	(2,278,463)	1,342,159	(8,774,111)	1,979,312
Comprehensive loss (income) attributable to noncontrolling interest	(7,964)	13,103	(15,914)	40,218

Comprehensive (loss) income attributable to Company’s common stockholders	$(2,286,427)	$1,355,262	$(8,790,025)	$2,019,530

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Cont’d)

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
(Loss) income per share (Note 17) - Basic and diluted attributable to Company’s common stockholders	$(0.08)	$0.03	$(0.33)	$0.02
Weighted average number of shares - Basic and diluted	26,803,044	26,794,386	26,803,044	26,739,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	(Unaudited)
	2012	2011
Cash flows from operating activities
Net (loss) income before noncontrolling interest	$(8,948,536)	$485,743
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash flows provided by operating activities:
Depreciation	2,235,742	1,573,547
Amortization of land use rights	55,020	16,117
Equity in net loss of a non-consolidated affiliate	32,860	-
Amortization of intangible assets	-	57,638
Deferred taxes	12,133	137,513
Loss on disposal of property, plant and equipment	115,523	32,200
Guarantee expenses	373,748	-
Guarantee income	(443,051)	-
Allowance for doubtful accounts	767,839	444,454
Deferred revenue amortized	-	(185,977)
Change in fair value of warrant liabilities	-	(970,000)
Exchange gain	(57,580)	-
Changes in operating assets and liabilities:
Restricted cash	11,197,678	(7,595,746)
Trade receivables	(11,233,245)	(3,183,185)
Bills receivable	(276,043)	(5,377,690)
Other receivables and prepayments	(2,875,714)	(2,864,932)
Advances to senior management	361,764	-
Inventories	2,064,488	(5,311,908)
Other payables and accrued expenses	(132,397)	961,825
Trade payables	6,981,173	2,263,189
Bills payable	515,417	23,224,070
Provision for warranty	(112,409)	-
Income taxes payable	(147,482)	(135,349)
Net cash flows provided by operating activities	486,928	3,571,509
Cash flows from investing activities
Payments for deposits of acquisition of land use right, property, plant and equipment	-	(2,577,505)
Proceeds from disposal of property, plant and equipment	-	68,991
Payments for acquisition of an investment	(790,500)	-
Payments for acquisition of property, plant and equipment	(1,776,235)	(9,173,385)

Net cash flows used in investing activities	(2,566,735)	(11,681,899)

Cash flows from financing activities
Net proceeds from issuance of shares	-	9,258,466
Restricted cash	(31,866,636)	(8,329,925)
Proceeds from bank loans	52,199,687	78,117,410
Repayment of bank loans	(22,654,149)	(67,596,645)
Proceeds from non-interest-bearing loans	1,153,235	1,014,420
Repayment of non-interest-bearing loans	(1,247,110)	(490,412)
Loan from a third party	3,162,000	3,074,000
Government grant received	357,306	-
Net cash flows provided by financing activities	1,104,333	15,047,314

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows (Cont’d)

	Nine months ended September 30,
	(Unaudited)
	2012	2011
Effect of foreign currency translation on cash and cash equivalents	10,350	19,075

Net (decrease) increase in cash and cash equivalents	(965,124)	6,955,999
Cash and cash equivalents - beginning of period	3,594,361	925,052

Cash and cash equivalents - end of period	$2,629,237	$7,881,051

Supplemental disclosure of cash flow information:-
Cash paid for:
Interest	$4,203,589	$3,901,791
Income taxes	$345,896	$369,015

Non-cash operating, investing and financing activities:-
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$88,538	$-
Warrants issued to investors in connection with the private placement	-	970,000
Acquisition of Yili YiQiang Silicon Limited by offsetting deposit for acquisition of a non-consolidated affiliate	$1,096,898	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Equity

	China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total

Balance, December 31, 2011	26,803,044	$26,803	$28,197,310	$8,110,972	$7,713,341	$9,541,560	$194,400	$53,784,386
Net loss	-	-	-	-	-	(8,907,095)	(41,441)	(8,948,536)
Foreign currency translation adjustments	-	-	-	-	117,070	-	57,355	174,425

Balance, September 30, 2012	26,803,044	$26,803	$28,197,310	$8,110,972	$7,830,411	$634,465	$210,314	$45,010,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of presentation

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

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE Amex Stock Exchange (formerly the American Stock Exchange) under the symbol “CHGS.” Prior to March 4, 2010, the Company’s common stock traded on the Over-the-Counter Bulletin Board under the symbol CHGS.OB.

Currently the Company has the following eight subsidiaries:

Company name	Place/date of	The Company's	Common stock/	Principal activities
	incorporation or	effective ownership	registered capital
	establishment	interest

GengSheng International Corporation (“GengSheng International” )	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd. ( “Refractories” )	The People's Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and selling of refractory products

Henan GengSheng High-Temperature Materials Co., Ltd. ( “High-Temperature” )	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and selling of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh” )	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Zhengzhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Description of business

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade, bills and other receivables. As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, customers represented 10% or more of the Company’s condensed consolidated sales are:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Jilin Petroleum Group Company Ltd.	$6,271,021	$-	$7,579,405	$-
Shangdong Steel Co., Ltd. Rizhao Subsidiary	3,059,573	1,671,109	7,504,693	5,773,965
AMSAT International Limited	-	1,127,262	-	6,454,359
Shanghai Jolly Trading Co., Ltd.	-	2,905,163	-	7,276,339

	$9,330,594	$5,703,534	$15,084,098	$19,504,663

Investment in a non-consolidated affiliate

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Restricted cash and bills payable

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Bank deposits held as collateral for bills payable (Note 5a)	$8,076,077	$12,552,650
Bank deposits held as collateral for bank loans (Note 13)	33,780,700	8,499,600
Other (Note 5b)	-	41,758

	$41,856,777	$21,094,008

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

b)	The amount was held by a third party due to the dispute with one supplier at Prefecture and was settled in the third quarter of 2012.

6.	Trade receivables, net

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Trade receivables	$62,675,578	$51,214,568
Allowance for doubtful accounts	(2,512,815)	(2,046,820)

	$60,162,763	$49,167,748

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2012	2011

Balance at beginning of period	$2,046,820	$1,020,741
Addition of doubtful debt expenses, net	456,892	444,454
Translation adjustments	9,103	37,509

Balance at end of period	$2,512,815	$1,502,704

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Other receivables and prepayments, net and advances to senior management

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Government grant receivables (Note 7a)	$397,906	$550,396
Loans to third parties (Note 7b)	1,842,557	1,314,359
Value added tax and other tax recoverable	345,717	662,151
Deposits for purchase of raw materials	3,620,516	1,430,517
Other deposit	152,212	198,988
Prepayments	1,520,833	1,817,126
Other receivables	178,543	248,731
Other investment (Note 7c)	790,500	-
Advances to staff (Note 7d)	3,941,680	2,986,134

	12,790,464	9,208,402
Allowance for doubtful accounts	(1,071,531)	(757,217)

	$11,718,933	$8,451,185

Advances to senior management (Note 7b)	$-	$360,162

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2012 and 2011 is as follows:

	Nine months ended
	September 30,
	(Unaudited)
	2012	2011

Balance at beginning of period	$757,217	$374,590
Addition of doubtful debt expenses, net	310,947	-
Translation adjustments	3,367	11,111

Balance at end of period	$1,071,531	$385,701

Notes :-

a)	As of September 30, 2012, government grant receivables represented incentive bonus of $397,906 from the local government for successful back-door listing and good performance by Refractories.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management are mainly for handling sourcing activities and for travel and other expenses in the ordinary course of business.

c)

Other investment represented RMB5 million (equivalent to $790,500) that the Company paid in August 2012 to acquire minority equity interest in Rural Credit Cooperatives of Gongyi, Henan (RCCG), a credit union established and engaged in providing credits in the rural areas in Gongyi, Henan. The transaction was completed on September 29, 2012 and subsequently transferred to an independent third party at its original cost of RMB5 million on November 16, 2012.

d)	The amounts mainly represent staff drawings for handling sourcing and logistic activities, and those normal operations for the Company in the ordinary course of business.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Inventories, net

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Raw materials	$4,688,543	$5,542,691
Work-in-progress	2,354,608	619,773
Finished goods	7,950,969	10,820,551

	14,994,120	16,983,015
Allowance for obsolete inventories	(26,551)	(26,433)

	$14,967,569	$16,956,582

No allowance for obsolete inventories was recognized in the cost of goods sold during the nine months ended September 30, 2012 and 2011.

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

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Initial cost	$2,361,000	$2,361,000
Less: Impairment charge	(1,248,804)	(1,248,804)
Translation adjustments	(20,155)	(20,155)

	$1,092,041	$1,092,041
Less: Recognized as investment in a non-consolidated affiliate	(1,092,041)	-

Net	$-	$1,092,041

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

10.	Intangible assets, net and goodwill, net

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Unpatented technology (Note 10a)	$395,250	$393,500
Accumulated amortization	(77,450)	(77,450)
Translation adjustments	(1,000)	(6,250)

Net book value	316,800	309,800
Less: Impairment charge	(316,800)	(309,800)

Net	$-	$-

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Goodwill (Note 10b)	$441,089	$441,089
Less: Impairment charge	(441,089)	(441,089)

Net	$-	$-

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

During the nine months ended September 30, 2012 and 2011, the amortization charge was nil and $57,638 respectively.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

11.	Property, plant and equipment, net

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
Costs:
Buildings	$24,629,190	$24,950,339
Plant and machinery	15,302,759	13,712,330
Furniture, fixture and equipment	1,126,698	1,411,826
Motor vehicles	2,073,965	2,157,474

	43,132,612	42,231,969
Accumulated depreciation	(10,026,326)	(7,862,270)
Construction in progress	3,362,146	2,795,150

Net	$36,468,432	$37,164,849

(i)	During the reporting periods, depreciation is included in:

	Nine months ended
	September 30,
	(Unaudited)
	2012	2011

Cost of goods sold and overhead of inventories	$1,659,864	$1,109,044
General and administrative expenses	575,878	464,503

	$2,235,742	$1,573,547

During the nine months ended September 30, 2012, property, plant and equipment with carrying amounts of $204,061 was disposed of at a consideration of $88,538 to offset trade payable balance, resulting in a loss of $115,523 . During the nine months ended September 30, 2011, property, plant and equipment with carrying amounts of $101,191 was disposed of at a consideration of $68,991, resulting in a loss of $32,200.

Capitalized interest for the nine months ended September 30, 2012 and 2011 was immaterial.

(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

12.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from the Company’s business associates and a government entity and are repayable on demand.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

13.	Collateralized short-term bank loans

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Bank loans wholly repayable within 1 year	$75,724,019	$45,974,022

The above bank loans are denominated in RMB and carry average interest rates at 6.11% (2011 : 9.07%) per annum with maturity dates ranging from one months to eleven months.

The bank loans as of September 30, 2012 were secured by the followings:-

(a)	Guarantee executed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and a shareholder;

(b)	Guarantee executed by business associates (Note 18b) up to the amount of $26,086,500;

(c)	Land use rights with carrying amount of $3,096,896;

(d)	Bank deposits of $33,780,700 (Note 5); and

(e)	Bills receivable of $5,005,446.

14.	Loan from a third party

The loan is interest-bearing at 18% per annum, unsecured and fully settled on October 25, 2012.

15.	Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Interest expenses	$825,010	$747,039	$2,568,233	$1,808,580
Bills discounting charges	1,164,421	617,653	3,121,328	2,093,211

	$1,989,431	$1,364,692	$5,689,561	$3,901,791

16.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2012, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

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

		Period ended September 30,
	Note	2012	2011

Refractories	(a)	15%	15%
High-Temperature	(a)	15%	25%
Duesail	(a)	12.5%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	25%

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

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of September 30, 2012 and December 31, 2011.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

17.	(Loss) income per share

During the reporting periods, all the potential dilutive shares were not included in the computation of diluted (loss) income per share because they were anti-dilutive. Accordingly, the basic and diluted (loss) income per share are the same.

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

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:-

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Guaranteed amount	$43,034,820	$41,317,500

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2012	2011
	(Unaudited)
Balance at beginning of period/year	$309,858	$392,978
Recognized as expenses for the period/year	373,748	518,141
Recognized as income for the period/year	(443,051)	(614,472)
Translation adjustments	1,378	13,211

Balance at end of period/year	$241,933	$309,858

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Commitments and contingencies (Cont’d)

Guarantees as of September 30, 2012 are further analyzed as below:-

					Principal repaid	Outstanding	Outstanding
	Term loan		Interest		up to	as of	interest as of	Estimated
	draw down		rate (per		September 30,	September 30,	September 30,	maximum
Guarantee	date	Expiry date	annum)	Loan principal	2012	2012	2012	exposure

Local government authorities and their controlled entity (Note i)
	12/30/2009	12/29/2012	7.56%	$7,905,000	$-	$7,905,000	$162,094	$8,067,094

Business associates (Note ii)	10/8/2011	10/7/2012	8.420%	790,500	-	790,500	2,918	793,418
	10/27/2011	10/26/2012	6.560%	3,162,000	-	3,162,000	19,890	3,181,890
	11/25/2011	11/24/2012	6.560%	3,162,000	-	3,162,000	3,410	3,165,410
	12/22/2011	12/21/2012	6.560%	3,162,000	-	3,162,000	51,715	3,213,715
	1/12/2012	1/11/2013	6.588%	7,905,000	-	7,905,000	159,801	8,064,801
	3/6/2012	3/5/2013	7.216%	2,055,300	-	2,055,300	67,451	2,122,751
	6/5/2012	6/4/2013	7.930%	4,743,000	-	4,743,000	264,830	5,007,830
	6/16/2012	12/15/2012	10.230%	316,200	-	316,200	7,533	323,733
	6/29/2012	6/26/2013	12.096%	790,500	-	790,500	73,090	863,590
	7/16/2012	7/15/2013	7.200%	3,162,000	-	3,162,000	185,874	3,347,874
	8/27/2012	8/26/2015	11.664%	1,581,000	-	1,581,000	540,593	2,121,593
	8/31/2012	8/30/2013	6.600%	711,450	-	711,450	44,254	755,704
	9/10/2012	9/9/2013	6.000%	426,870	-	426,870	24,910	451,780
	9/20/2012	9/19/2013	6.000%	3,162,000	-	3,162,000	189,200	3,351,200

				$43,034,820	$-	$43,034,820	$1,797,563	$44,832,383

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

(c)

As of September 30, 2012, the Company had capital commitments of $1,159,160 in respect of the acquisition of land use right; $988,982 in respect of the construction of new office buildings and workshops; and $478,719 in respect of the purchase of machinery, which were not contracted for and provided in these financial statements.

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

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive loss. The Company contributed $345,910 and $314,827 for the nine months ended September 30, 2012 and 2011, respectively.

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

Three months ended September 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$9,251,050	$13,379,549	$573,505	$156,761	$12,839,151	$5,709,490	$963,015	$2,216,818	$23,626,721	$21,462,618

Segment (loss) profit	$(2,495,736)	$430,894	$75,420	$172,982	$1,798,780	$563,498	$(1,459,580)	$(183,021)	$(2,081,116)	$984,353

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

Nine months ended September 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$30,808,842	$35,859,427	$1,434,303	$878,806	$18,058,353	$16,845,379	$6,656,101	$4,498,757	$56,957,599	$58,082,369

Segment (loss) profit	$(5,129,084)	$(1,038,497)	$(388,385)	$67,135	$1,154,927	$1,256,697	$(3,978,550)	$(306,620)	$(8,341,092)	$(21,285)

	As of	As of	As of	As of	As of	As of	As of	As of	As of	As of
	September 30,	December	September 30,	December	September 30,	December	September 30,	December	September 30,	December
	2012	31, 2011	2012	31, 2011	2012	31, 2011	2012	31, 2011	2012	31, 2011
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$88,410,939	$82,480,900	$3,785,363	$3,677,127	$52,331,580	$32,048,852	$32,500,715	$26,954,762	$177,028,597	$145,161,641

Segment information by products for the three months ended September 30, 2012 and 2011

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total
Three months ended September 30, 2012 (Unaudited)
Revenue	$5,475,652	$415,939	$3,359,459	$464,637	$100,362	$8,506	$12,839,151	$963,015	$23,626,721
Three months ended September 30, 2011 (Unaudited)
Revenue	$7,906,052	$112,439	$5,361,058	$36,798	$70,081	$49,882	$5,709,490	$2,216,818	$21,462,618

Segment information by products for the nine months ended September 30, 2012 and 2011

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total
Nine months ended September 30, 2012 (Unaudited)
Revenue	$18,249,483	$452,167	$12,107,192	$1,158,810	$256,011	$19,482	$18,058,353	$6,656,101	$56,957,599
Nine months ended September 30, 2011 (Unaudited)
Revenue	$20,804,472	$391,452	$14,663,503	$371,037	$451,819	$55,950	$16,845,379	$4,498,757	$58,082,369

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylindsers and plugs comprehensively refer to Ceramic cylinders.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

20.	Segment information (Cont'd)

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

Total consolidated revenue	$23,626,721	$21,462,618	$56,957,599	$58,082,369

Total (loss) income for reportable segments	$(2,081,116)	$984,353	$(8,341,092)	$(21,285)
Unallocated amounts relating to operations:
General and administrative expenses	(52,136)	(28,686)	(302,237)	(32,733)
Other income	(24)	60,000	(31,671)	1,077,908

(Loss) income before income taxes and
noncontrolling interest	$(2,133,276)	$1,015,667	$(8,675,000)	$1,023,890

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Total assets for reportable segments	$177,028,597	$145,161,641
Other receivables	637,867	430,558
Cash and cash equivalents	1,605,026	2,377,587

	$179,271,490	$147,969,786

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011

PRC	$23,174,222	$19,819,444	$55,707,865	$50,132,951
United States	-	1,376,257	82,671	6,850,738
Others	452,499	266,917	1,167,063	1,098,680

Total	$23,626,721	$21,462,618	$56,957,599	$58,082,369

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements

21.	Related party transactions

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

No awards were granted during the nine months ended September 30, 2012.

23.	Subsequent events

The Company evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued and determined that there is no material recognizable or subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements, except as disclosed in Note 7(c).

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its wholly-owned BVI subsidiary, GengSheng International Corporation, or GengSheng International, GengSheng International’s wholly owned BVI subsidiary, Smarthigh Holdings Limited, or Smarthigh and GengSheng International’s wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and GengSheng International’s wholly-owned Chinese subsidiary, Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature, and Refractories’s wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized, and Henan GengSheng's wholly-owned subsidiary, Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd., or Prefecture;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1574 for its December 31, 2011 audited balance sheet, and RMB1 = $0.1581 for its September 30, 2012 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1581 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of 2012, and RMB1 = $0.1537 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of 2011; both of which were based on the average currency conversion rate for each respective quarter.

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

Acquisition of Powersmart and Related Financing

On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with GengSheng International Corporation (formerly, Powersmart Holdings Limited) whereby we issued to the sole shareholder of Powersmart Holdings Limited, Shunqing Zhang, 16,887,815 shares of China GengSheng Minerals, Inc. common stock, in exchange for all of the issued and outstanding capital stock of Powersmart. By this transaction, Powersmart became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder.

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

Our Products

The following table set forth sales information about our product mix in each of the third quarter of 2012 and 2011, and the first nine months of 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30				Nine Months Ended September 30
		2012	2011		2012			2011
		Percentage		Percentage		Percentage		Percentage
	Sales	of sales	Sales	of sales	Sales	of sales	Sales	of sales
	revenue	revenue	revenue	revenue	revenue	revenue	revenue	revenue
Refractories	$9,251	39.2%	$13,380	62.4%	$30,809	54.1%	$35,859	61.7%
Industrial Ceramics	573	2.4%	157	0.7%	1,434	2.5%	879	1.5%
Fracture Proppants	12,840	54.3%	5,709	26.6%	18,059	31.7%	16,845	29.0%
Fine Precision Abrasive	963	4.1%	2,217	10.3%	6,656	11.7%	4,499	7.8%
	$23,627	100.0%	$21,463	100.0%	$56,958	100.0%	$58,082	100.0%

Refractories

Revenue from our refractories segment accounted for approximately 39.2% of sales revenue in the third quarter of 2012. Our refractory products have high-temperature resistant qualities and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 35.2% of the Company’s total sales in the first nine months of 2012, compared with 31.1% in the same period of 2011. We believe that these services, together with our refractory products, provide us a strategic advantage.

Industrial Ceramics

Revenue from our Industrial Ceramics segment accounted for approximately 2.4% of sales revenue in the third quarter of 2012. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Revenue from our Fracture Proppants segment accounted for approximately 54.3% of sales revenue in the third quarter of 2012. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Revenue from our Fine Precision Abrasives segment accounted for approximately 4.1% of our sales revenue in the third quarter of 2012. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide. They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Third Quarter of 2012 Summary

Our financial performance in the third quarter of 2012 is summarized as follows:

  Sales revenue increased by approximately $2.1 million, or 10.1%, to approximately $23.6 million for the third quarter of 2012, from approximately $21.5 million for the same period in 2011.

  Gross profit decreased by approximately $380,000, or 6.9%, to approximately $5.1 million for the third quarter of 2012, from approximately $5.5 million for the same period in 2011. Gross profit margin was 21.7% for the third quarter of 2012, compared with 25.6% for the same period in 2011. The decrease in gross profit margin was largely attributed to the lower gross profit margin in our fine precision abrasives segment as weak demand from solar industry continued to drive down our selling price in the third quarter, the lower gross profit margin in fracture proppants segment as well as the rising costs of raw materials and energy in refractories segment. Net loss increased by approximately $3.1 million, to approximately $2.2 million for the third quarter of 2012, from a net income of approximately $853,000 for the same period in 2011.

  Our condensed consolidated balance sheet (unaudited) as of September 30, 2012 included current assets of approximately $138.0 million and total assets of approximately $179.3 million, with working capital of approximately $3.8 million.

Uncertainties that Affect our Financial Condition

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximate 696 million metric tons in 2011, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to squeeze out small to mid-sized steel makers reduced the overall demand for refractories. As revenue from our refractories segment accounted for a large portion of our total sales revenue and many of our customers are in the steel industry, the continued industry consolidation of steel makers have a deep impact on us and further squeezed our profit in the refractories segment.

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

Uncertainties Facing Our Fracture Proppants Segment

Starting from 2012, more and more Chinese manufacturers of fracture proppants products started to sell their products directly in the U.S. market. Since our sales of fracture proppants products in the U.S. market were mainly through wholesalers and distributors, the change in the market condition made it nearly impossible for us to continue sales in the U.S. market while still maintaining a reasonable profit margin. As a result, our sales in the U.S. market were discontinued temporarily in the first nine months of 2012. We are currently looking at other alternatives to increase our sales of fracture proppants products, especially restore our profitable sales in the U.S. market; however, we cannot guarantee sales and gross profit margin in fracture proppants segment can maintain the level seen in 2011.

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

Results of Operations

Comparison of Three-Month Periods ended September 30, 2012 and 2011

The following table summarizes the results of our operations during the three-month periods ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) during the three-month periods ended September 30, 2012 and 2011.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended September 30, 2012		Ended September 30, 2011
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	sales revenue	thousands	sales revenue

Sales Revenue	23,627	100.0%	21,463	100.0%
Cost of goods sold	(18,503)	-78.3%	(15,959)	-74.4%
Gross profit	5,124	21.7%	5,504	25.6%

Operating expenses
General and administrative expenses	1,693	7.2%	1,683	7.8%
Research and development expenses	308	1.3%	272	1.3%
Selling expenses	3,599	15.2%	2,100	9.8%
Total operating expenses	5,600	23.7%	4,055	18.9%

(Loss) income from operations	(476)	-2.0%	1,449	6.7%

Government grant income	164	0.7%	360	1.7%
Guarantee income	142	0.6%	174	0.8%
Guarantee expenses	(137)	-0.6%	(67)	-0.3%
Equity in net loss of a non-consolidated affiliate	(24)	-0.1%	-	0.0%
Interest income	186	0.8%	368	1.7%
Change in fair value of warranty liabilities	-	0.0%	60	0.3%
Other income	1	0.0%	36	0.2%
Finance costs	(1,989)	-8.4%	(1,364)	-6.4%

(Loss) income before income taxes and noncontrolling interest	(2,133)	-9.0%	1,016	4.7%
Income taxes	(59)	-0.3%	(176)	-0.8%
Noncontrolling interest	(8)	0.0%	13	0.1%

Net (loss) income attributable to Company’s common stockholders	(2,200)	-9.3%	853	4.0%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	September 30,	September 30,	(Decrease)	(Decrease)
Dollars in thousands	2012	2011

Sales Revenue	23,627	21,463	2,164	10.1%
Cost of goods sold	(18,503)	(15,959)	2,544	15.9%
Gross profit	5,124	5,504	(380)	-6.9%
Operating expenses
General and administrative expenses	1,693	1,683	10	0.6%
Research and development expenses	308	272	36	13.2%
Selling expenses	3,599	2,100	1,499	71.4%
Total operating expenses	5,600	4,055	1,545	38.1%

(Loss) income from operations	(476)	1,449	(1,925)	-132.9%

Government grant income	164	360	(196)	-54.4%
Guarantee income	142	174	(32)	-18.4%
Guarantee expenses	(137)	(67)	70	104.5%
Equity in net loss of a non-consolidated affiliate	(24)	-	(24)	-100.0%
Interest income	186	368	(182)	-49.5%
Change in fair value of warranty liabilities	-	60	(60)	-100%
Other income	1	36	(35)	-97.2%
Finance costs	(1,989)	(1,364)	625	45.8%

(Loss) income before income taxes and noncontrolling interest	(2,133)	1,016	(3,149)	-309.9%
Income taxes	(59)	(176)	(117)	-66.5%
Noncontrolling interest	(8)	13	(21)	-161.5%

Net (loss) income attributable to Company’s common stockholders	(2,200)	853	(3,053)	-357.9%

The average conversion rates between RMB and U.S. dollar used for the condensed consolidated statements of operations and comprehensive loss increased approximately 2.9% during the reporting period of 2012 compared with the reporting period of 2011. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenue. Sales revenue increased approximately $2.1 million, or 10.1% to approximately $23.6 million for the three months ended September 30, 2012 from approximately $21.5 million in the same period of 2011. Excluding foreign currency translation, the revenue increased approximately $1.8 million, or 8.3% compared with the same period of 2011. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The increase was mainly attributable to the increased sales of our fracture proppant products.

In our refractory segment, we sold 20,299 metric tons of refractory products in the third quarter of 2012, compared with 29,463 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $9.3 million in the third quarter of 2012, a decrease of approximately $4.1 million, or 30.9% compared with approximately $13.4 million in the same period of 2011. The decrease was due to the weak demand from our main customers in steel industry. Excluding foreign currency translation, the revenue decreased approximately $4.2 million, or 31.5% compared with the same period of 2011. The average selling price increased to $456 per metric ton compared with $454 per metric ton in the third quarter of 2011. Excluding foreign currency translation, the average selling price decreased to $443 per metric ton in the third quarter of 2012.

In our fracture proppant segment, we sold 38,855 metric tons of fracture proppant products in the third quarter of 2012, compared with 14,877 metric tons sold in the same period of 2011. Revenue was approximately $12.8 million in the third quarter of 2012, an increase of approximately $7.1 million, or 124.9% compared with approximately $5.7 million in the same period of 2011. Excluding foreign currency translation, the revenue increased approximately $6.8 million, or 119.4% compared with the same period of 2011. The increase in revenue was due to our expansion in the domestic market as we increased sales to oil producers in China. Average selling price decreased to $330 per metric ton in the third quarter of 2012, compared with $384 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price decreased to $321 per metric ton in the third quarter of 2012. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $573,000 in the third quarter of 2012 compared with approximately $157,000 in the same period of 2011. Excluding foreign currency translation, the revenue was approximately $407,000.

In our fine precision abrasives segment, we realized sales of 421 ton in the third quarter of 2012, for revenue of approximately $963,000. Excluding foreign currency translation, the revenue was approximately $935,000. We sold 643 metric tons of fine precision abrasives products for approximately $2.2 million in the same period of 2011. The decrease in sales revenue was primarily due to the weak demand of our products as our major customers in solar industry reduced their production.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold increased approximately $2.5 million, or 15.9%, to approximately $18.5 million in the third quarter of 2012 from approximately $16.0 million in the same period of 2011. Excluding foreign currency translation, our cost of goods sold increased approximately $2.3 million, or 14.1% compared with the same period of 2011. As a percentage of sales revenue, the cost of goods sold increased by 3.9% to 78.3% in the third quarter of 2012 from 74.4% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $380,000, or 6.9% to approximately $5.1 million in the third quarter of 2012 from approximately $5.5 million in the same period of 2011. Excluding foreign currency translation, our gross profit decreased approximately $475,000, or 8.6% compared with the same period of 2011. Gross profit margin was 21.7% in the third quarter of 2012, as compared with 25.6% in the same period of 2011. The decrease was primarily attributable to the decreased gross profit margin in our fine precision abrasives segment and fracture proppants segment.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses stayed flat at approximately $1.7 million in the third quarter of 2012. As a percentage of sales revenue, administrative expenses decreased to 7.2% in the third quarter of 2012 as compared with 7.8% in the same period in 2011.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses increased approximately $1.5 million, or 71.4% in the third quarter of 2012. The increase was primarily due to the increase in transportation expenses and sales commissions resulting from higher sales volume in our fracture proppants products. Excluding foreign currency translation, the selling expenses increased approximately $1.4 million, or 68.6% compared with the same period of 2011. As a percentage of sales revenue, our selling expenses increased to 15.2% in the third quarter of 2012, as compared with 9.8% in the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $308,000 in the third quarter of 2012, compared with approximately $272,000 in the same period in 2011 due to more research and development activities in the third quarter of 2012. Excluding foreign currency translation, the research and development expenses were approximately $303,000.

Government grant income. Our government grant income was $164,000 in the third quarter of 2012 compared with approximately $360,000 in the same period in 2011. Excluding foreign currency translation, the government grant income was approximately $163,000.

Finance costs. Our finance costs increased by approximately $625,000, or 45.8% to approximately $2.0 million in the third quarter of 2012, from approximately $1.4 million in the same period in 2011. Excluding foreign currency translation, our finance costs increased approximately $598,000, or 43.8% compared with the same period of 2011. As a percentage of sales revenue, our finance costs were 8.4% in the third quarter of 2012 and 6.4% in the same period in 2011. This increase was primarily attributable to an increase of approximately $547,000 in bills discounting charges as we increased borrowing activities in the third quarter of 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $2.1 million in the third quarter of 2012, compared with an income of approximately $1.0 million in the same period of 2011. The decrease was primarily attributable to the decrease in income from operations and higher finance costs in the third quarter of 2012.

Income taxes. Our income taxes were approximately $59,000 in the third quarter of 2012, a decrease of approximately $117,000 or 66.5% from approximately $176,000 in the same period of 2011. Income taxes incurred in the PRC were calculated based on the Chinese GAAP for each individual subsidiary. Despite that we reported a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes for the third quarter of 2012.

Net (loss) income. Our net loss in the third quarter of 2012 was approximately $2.2 million, a decrease of approximately $3.1 million from an income of approximately $853,000 in the same period in 2011. The decrease was attributable to the factors described above.

Comparison of Nine-Month Periods Ended September 30, 2012 and 2011

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) during the nine-month periods ended September 30, 2012 and 2011.

(All amounts, other than percentages, in U.S. dollars)

	Nine-Month Period		Nine-Month Period
	Ended September 30, 2012		Ended September 30, 2011
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	sales revenue	thousands	sales revenue

Sales revenue	56,958	100.0%	58,082	100.0%
Cost of goods sold	(46,063)	-80.9%	(42,957)	-74.0%
Gross profit	10,895	19.1%	15,125	26.0%

Operating expenses
General and administrative expenses	5,359	9.4%	4,816	8.3%
Research and development expenses	707	1.2%	558	1.0%
Selling expenses	8,870	15.6%	6,833	11.7%
Total operating expenses	14,936	26.2%	12,207	21.0%

(Loss) income from operations	(4,041)	-7.1%	2,918	5.0%

Government grant income	549	1.0%	377	0.6%
Guarantee income	443	0.8%	385	0.7%
Guarantee expenses	(374)	-0.7%	(243)	-0.4%
Equity in net loss of a non-consolidated affiliate	(33)	-0.1%	-	0.0%
Interest income	425	0.8%	551	0.9%
Change in fair value of warranty liabilities	-	0.0%	970	1.7%
Other income (expenses)	45	0.1%	(32)	-0.1%
Finance costs	(5,689)	-10.0%	(3,902)	-6.7%

(Loss) income before income taxes and noncontrolling interest	(8,675)	-15.2%	1,024	1.7%
Income taxes	(273)	-0.5%	(538)	-0.9%
Noncontrolling interest	41	0.1%	40	0.1%

Net (loss) income attributable to Company’s common stockholders	(8,907)	-15.6%	526	0.9%

	Nine-Month	Nine-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
	September 30,	September 30,	(Decrease)	(Decrease)
Dollars in thousands	2012	2011

Sales revenue	56,958	58,082	(1,124)	-1.9%
Cost of goods sold	(46,063)	(42,957)	3,106	7.2%
Gross profit	10,895	15,125	(4,230)	-28.0%
Operating expenses
General and administrative expenses	5,359	4,816	543	11.3%
Research and development expenses	707	558	149	26.7%
Selling expenses	8,870	6,833	2,037	29.8%
Total operating expenses	14,936	12,207	2,729	22.4%

(Loss) income from operations	(4,041)	2,918	(6,959)	-238.5%

Government grant income	549	377	172	45.6%
Guarantee income	443	385	58	15.1%
Guarantee expenses	(374)	(243)	131	53.9%
Equity in net loss of a non-consolidated affiliate	(33)	-	(33)	-100.0%
Interest income	425	551	(126)	-22.9%
Change in fair value of warranty liabilities	-	970	(970)	-100%
Other income (expenses)	45	(32)	77	-240.6%
Finance costs	(5,689)	(3,902)	1,787	45.8%

(Loss) income before income taxes and noncontrolling interest	(8,675)	1,024	(9,699)	-947.2%
Income taxes	(273)	(538)	(265)	-49.3%
Noncontrolling interest	41	40	1	2.5%

Net (loss) income attributable to Company’s common stockholders	(8,907)	526	(9,433)	-1,793.4%

Sales revenue. Sales revenue decreased approximately $1.1 million, or 1.9% to approximately $57.0 million for the nine months ended September 30, 2012, from approximately $58.1 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $2.7 million, or 4.7% compared with the same period of 2011. The decrease was mainly attributable to the decreased sales in our refractory segment.

In our refractory segment, we sold 63,284 metric tons of refractory products in the nine months ended September 30, 2012, compared with 76,962 metric tons sold in the same period of 2011. The revenue from our refractory products was approximately $30.8 million in the nine months ended September 30, 2012, a decrease of approximately $5.1 million, or 14.1% compared with approximately $35.9 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $5.9 million, or 16.5% compared with the same period of 2011. The decrease was a result of weak demand from our main customers in steel industry. The average selling price was $487 per metric ton in the nine months ended September 30, 2012, representing a 4.5% increase compared with $466 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price increased to $473 per metric ton, or an increase of 1.5% in the nine months ended September 30, 2012.

In our fracture proppant segment, we sold 57,558 metric tons of fracture proppant products in the nine months ended September 30, 2012, compared with 42,541 metric tons sold in the same period of 2011. The increase in sales volume was primarily due to the increased sales in domestic market as we started to sell our products to oil producers in China from the second quarter of 2012. Revenue was approximately $18.1 million in the nine months ended September 30, 2012, an increase of 7.2% compared with approximately $16.8 million in the same period of 2011. Excluding foreign currency translation, the revenue decreased approximately $711,000, or 4.2% compared with the same period of 2011. Average selling price decreased to $314 per metric ton in the nine months ended September 30, 2012, compared with $396 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling price decreased to $305 per metric ton in the nine months ended September 30, 2012. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced lower than in the U.S. market.

In our industrial ceramics segment, sales revenue was approximately $1.4 million in the nine months ended September 30, 2012 compared with approximately $879,000 in the same period of 2011.

In our fine precision abrasives segment, we realized sales of 2,476 ton in the nine months ended September 30, 2012, for revenue of approximately $6.7 million. Excluding foreign currency translation, the revenue was approximately $6.5 million. We sold 1,276 metric tons of fine precision abrasives products for approximately $4.5 million in the same period of 2011. The increase in sales revenue was primarily due to the increased sales to a major customer in the first six months of 2012.

Cost of goods sold. Our cost of goods sold increased approximately $3.1 million, or 7.2%, to approximately $46.1 million in the nine months ended September 30, 2012 from approximately $43.0 million in the same period of 2011. Excluding foreign currency translation, our cost of goods sold decreased approximately $1.8 million, or 4.2% compared with the same period of 2011. As a percentage of sales revenue, the cost of goods sold increased by 6.9% to 80.9% in the nine months ended September 30, 2012 from 74.0% in the same period of 2011. This increase was primarily due to the higher raw material costs and energy costs compared with the same period in 2011.

Gross profit. Our gross profit decreased approximately $4.2 million, or 28.0% to approximately $10.9 million in the nine months ended September 30, 2012 from approximately $15.1 million in the same period of 2011. Excluding foreign currency translation, our gross profit decreased approximately $4.5 million, or 30.0% compared with the same period of 2011. Gross profit as a percentage of sales revenue was 19.1% in the nine months ended September 30, 2012, as compared with 26.0% in the same period of 2011. The percentage decrease was primarily attributable to the decreased gross profit margin in refractory segment and fracture proppants segment.

General and administrative expenses. Our general and administrative expenses increased to approximately $5.4 million in the nine months ended September 30, 2012, from approximately $4.8 million in the same period in 2011. Excluding foreign currency translation, the general and administrative expenses increased approximately $394,000, or 8.2% compared with the same period of 2011. The increase was primarily due to the loss on disposal of equipment in our fine precision abrasives segment as we upgraded the production facilities and higher salary expenses. As a percentage of sales revenue, administrative expenses increased to 9.4% in the nine months ended September 30, 2012 as compared with 8.3% in the same period in 2011.

Selling expenses. Selling expenses increased by approximately $2.1 million, or 29.8% to approximately $8.9 million in the nine months ended September 30, 2012, compared with approximately $6.8 million in the same period in 2011. Excluding foreign currency translation, the selling expenses increased approximately $1.8 million, or 26.2% compared with the same period of 2011. As a percentage of sales revenue, our selling expenses increased to 15.6% in the nine months ended September 30, 2012, as compared with 11.7% in the same period in 2011. The increase in selling expenses was primarily attributable to the higher transportation expenses, sales related expenses and the increase in the allowance for doubtful accounts compared to the same period in 2011.

Research and development expenses. Our research and development expenses increased to approximately $707,000 in the nine months ended September 30, 2012, compared with approximately $558,000 in the same period in 2011. Excluding foreign currency translation, the research and development expenses were approximately $687,000. The increase was mainly due to more research and development activities in the nine months ended September 30, 2012.

Government grant income. Our government grant income was approximately $549,000 in the nine months ended September 30, 2012 compared with approximately $377,000 in the same period in 2011. Excluding foreign currency translation, the government grant income was approximately $534,000.

Finance costs. Our finance costs increased by approximately $1.8 million, or 45.8% to approximately $5.7 million in the nine months ended September 30, 2012, from approximately $3.9 million in the same period in 2011. Excluding foreign currency translation, our finance costs increased approximately $1.6 million, or 41.7% compared with the same period of 2011. As a percentage of sales revenue, our finance costs were 10.0% in the nine months ended September 30, 2012 and 6.7% in the same period in 2011. This increase was primarily attributable to an increase of approximately $1.0 million in bills discounting charges and an increase of approximately $760,000 in interest expenses as we increased borrowing activities in the nine months ended September 30, 2012.

(Loss) income before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $8.7 million in the nine months ended September 30, 2012, compared with an income of approximately $1.0 million in the same period of 2011. Excluding foreign currency translation, our loss before income taxes and non-controlling interest was approximately $8.4 million. The decrease was primarily attributable to the decrease in income from operations and higher finance costs in the nine months ended September 30, 2012.

Income taxes. Our income taxes were approximately $273,000 in the nine months ended September 30, 2012, a decrease of approximately $265,000 or 49.3% from approximately $538,000 in the same period of 2011. Excluding foreign currency translation, our income taxes were approximately $265,000. Income taxes incurred in the PRC were calculated based on the Chinese GAAP for each individual subsidiary. Despite that we reported a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes for the nine months ended September 30, 2012.

Net (loss) income. Our net loss in the nine months ended September 30, 2012 was approximately $8.9 million, a decrease of approximately $9.4 million from an income of approximately $526,000 in the same period in 2011. Excluding foreign currency translation, our net loss was approximately $8.7 million. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $2.6 million and restricted cash of approximately $41.9 million. Our current assets were approximately $138.0 million and our current liabilities were approximately $134.3 million as of September 30, 2012 which resulted in a current ratio of approximately 102.8. Total equity as of September 30, 2012 was approximately $45.0 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011

Net cash provided by operating activities	487	3,571
Net cash used in investing activities	(2,567)	(11,682)
Net cash provided by financing activities	1,104	15,047
Net cash (outflows) inflows	(965)	6,956

Operating Activities

Net cash provided by operating activities was approximately $487,000 in the nine months ended September 30, 2012, compared with net cash provided by operating activities of approximately $3.6 million in the same period of 2011. The decrease in net cash provided by operating activities was primarily due to the net loss and the increase in trade receivables in the nine months ended September 30, 2012.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2012 was approximately $2.6 million, a decrease of approximately $9.1 million from net cash used in investing activities of approximately $11.7 million in the same period in 2011. The decrease in net cash used in investing activities in the nine months ended September 30, 2012 was primarily due to fewer activities related to our construction of manufacturing and administrative facilities and no acquisition of land use right occurred as compared with the nine months ended September 30, 2011.

Financing Activities

Net cash provided by financing activities was approximately $1.1 million in the nine months ended September 30, 2012, compared with net cash provided by financing activities of approximately $15.0 million in the same period of 2011 when we received our $9.3 million from equity financing activities. The decrease in net cash provided by financing activities was also attributable to the increase in the restricted cash related to financing activities.

Loan Facilities

In the nine months ended September 30, 2012, we secured new loans totaling approximately $52.2 million from banks for our working capital needs, and we repaid approximately $22.7 million in bank loans during the period. As a result, the balance of all bank loans and bank borrowings as of September 30, 2012 was approximately $75.7 million, which includes approximately $35.0 million short-term bank loans and approximately $40.7 million of bank borrowings secured by bank deposits.

As of September 30, 2012, the detail of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2011-10-14 to 2012-10-13	1 year	$426,870
2	Facility Bank Loan	City Credit Cooperatives in Gongyi	2011-12-12 to 2012-12-5	1 year	$2,845,800
3	Facility Bank Loan	Zhengzhou Bank	2012-01-5 to 2013-01-04	1 year	$4,743,000
4	Facility Bank Loan	China Construction Bank	2012-01-10 to 2013-01-09	1 year	$3,162,000
5	Facility Bank Loan	Industrial and Commercial Bank of China	2012-02-03 to 2013-01-08	1 year	$2,845,800
6	Facility Bank Loan	Agricultural Bank of China	2012-02-20 to 2013-02-19	1 year	$1,849,770
7	Facility Bank Loan	China CITIC Bank	2012-03-01 to 2013-02-28	1 year	$1,470,330
8	Facility Bank Loan	Luoyang Bank	2012-04-25 to 2013-04-24	1 year	$3,162,000
9	Facility Bank Loan	Agricultural Bank of China	2012-04-28 to 2013-04-27	1 year	$5,059,200
10	Facility Bank Loan	Industrial and Commercial Bank of China	2012-05-09 to 2013-05-08	1 year	$711,450
11	Facility Bank Loan	China CITIC Bank	2012-06-26 to 2013-06-25	1 year	$2,371,500
12	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-07-31 to 2013-07-25	1 year	$711,450
13	Facility Bank Loan	China EverBright Bank	2012-08-16 to 2013-02-01	6 months	$516,988
14	Facility Bank Loan	China EverBright Bank	2012-08-21 to 2013-02-06	6 months	$898,640
15	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-08-27 to 2013-08-26	1 year	790,500
16	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-08-29 to 2013-08-28	1 year	395,250
17	Facility Bank Loan	Shanghai Pudong Development Bank	2012-09-05 to 2013-09-04	1 year	2,845,800
18	Facility Bank Loan	China EverBright Bank	2012-09-25 to 2013-03-12	6 months	$181,625
19	Bank Borrowing	Puyang Commerical Bank	2012-04-06 to 2012-10-05	6 months	$3,162,000
20	Bank Borrowing	Puyang Commerical Bank	2012-04-11 to 2012-10-10	6 months	$3,162,000
21	Bank Borrowing	Puyang Commerical Bank	2012-04-13 to 2012-10-12	6 months	$4,663,950
22	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-04-28 to 2012-10-19	6 months	$158,100
23	Bank Borrowing	Puyang Commerical Bank	2012-05-04 to 2012-11-03	6 months	$3,162,000
24	Bank Borrowing	Puyang Commerical Bank	2012-05-07 to 2012-11-04	6 months	$948,600
25	Bank Borrowing	Puyang Commerical Bank	2012-05-09 to 2012-11-07	6 months	$1,581,000
26	Bank Borrowing	Puyang Commerical Bank	2012-05-09 to 2012-11-08	6 months	$790,500
27	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-11 to 2012-11-03	6 months	$142,290
28	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-14 to 2012-11-09	6 months	$158,100
29	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-17 to 2012-11-10	6 months	$79,050
30	Bank Borrowing	Puyang Commerical Bank	2012-05-17 to 2012-11-16	6 months	$2,845,800
31	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-30 to 2012-11-10	6 months	$79,050
32	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-30 to 2012-11-17	6 months	$94,860
33	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-05-31 to 2012-11-17	6 months	$126,480
34	Bank Borrowing	Hana Bank	2012-06-05 to 2012-11-25	6 months	$632,400
35	Bank Borrowing	Puyang Commerical Bank	2012-06-07 to 2012-12-06	6 months	$3,162,000
36	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-08 to 2012-11-21	6 months	$79,050
37	Bank Borrowing	Puyang Commerical Bank	2012-06-08 to 2012-12-08	6 months	$948,600
38	Bank Borrowing	Puyang Commerical Bank	2012-06-14 to 2012-12-14	6 months	$632,400
39	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-15 to 2012-11-29	6 months	$790,500
40	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-19 to 2012-12-18	6 months	$948,600
41	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-20 to 2012-12-19	6 months	$948,600
42	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-12-08	6 months	$94,860
43	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-12-12	6 months	$158,100
44	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-06-29 to 2012-12-13	6 months	$79,050
45	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-07-17 to 2013-01-02	6 months	$237,150
46	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-07-30 to 2012-12-26	5 months	$15,810
47	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-07-30 to 2013-01-18	6 months	$15,810
48	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-07-31 to 2013-01-11	6 months	$79,050
49	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-08-04 to 2013-01-11	6 months	$158,100
50	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-08-07 to 2012-11-09	4 months	$79,050
51	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-08-07 to 2013-01-01	5 months	$63,240
52	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-08-07 to 2013-01-24	6 months	$25,296
53	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-08-13 to 2013-02-03	6 months	$474,300
54	Bank Borrowing	Puyang Commerical Bank	2012-08-30 to 2013-02-15	6 months	$1,581,000
55	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-08-31 to 2013-02-23	6 months	$316,200
56	Bank Borrowing	Puyang Commerical Bank	2012-09-04 to 2013-03-03	6 months	$869,550
57	Bank Borrowing	Puyang Commerical Bank	2012-09-06 to 2013-03-05	6 months	$3,162,000
58	Bank Borrowing	Puyang Commerical Bank	2012-09-10 to 2013-03-07	6 months	$869,550
59	Bank Borrowing	Puyang Commerical Bank	2012-09-10 to 2013-03-10	6 months	$711,450
60	Bank Borrowing	Pingdingshan Bank	2012-09-12 to 2013-03-04	6 months	$1,581,000
61	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-09-16 to 2013-02-28	6 months	$158,100
62	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-09-28 to 2013-01-27	4 months	$79,050
63	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-09-28 to 2013-03-21	6 months	$316,200
64	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-09-30 to 2013-03-21	6 months	$316,200

We have approximately $35.0 million of facility bank loans, maturing from October 13, 2012 to September 4, 2013 and approximately $40.7 million of bank borrowings secured by bank deposits. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material loan agreements to which we are a party:

On October 14, 2011, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $427,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 12, 2011, our subsidiary, Duesail, entered into a short term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $2.8 million (RMB18 million) to Duesail for a term of one year, at an interest rate of 11.81% per year on all outstanding principal.

On January 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank (“ZB”), whereby ZB has agreed to loan approximately $4.7 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On January 10, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with China Construction Bank (“CCB”), whereby CCB has agreed to loan approximately $3.2 million (RMB 20 million) to Duesail for a term of one year, at an interest rate of 8.00% per year on all outstanding principal.

On February 3, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $2.8 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.89% per year on all outstanding principal.

On February 20, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $1.8 million (RMB 11.7 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

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

On May 9, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with ICBC, whereby ICBC has agreed to loan approximately $711,000 (RMB 4.5 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On June 26, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $2.4 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On July 31, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with CCCG, whereby CCCG has agreed to loan approximately $711,000 (RMB4.5 million) to Duesail for a term of one year, at an interest rate of 11.52% per year on all outstanding principal.

On August 16, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with China EverBright Bank (“CEB”), whereby CEB has agreed to loan approximately $517,000 (RMB 3.3 million) to Micronized for a term of 6 months, at an interest rate of 3.15% per year on all outstanding principal.

On August 21, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $899,000 (RMB 5.7 million) to Micronized for a term of 6 months, at an interest rate of 3.15% per year on all outstanding principal.

On August 27, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $791,000 (RMB 5.0 million) to Refractories for a term of one year, at an interest rate of 8.4% per year on all outstanding principal.

On August 29, 2012, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $395,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.4% per year on all outstanding principal.

On September 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $2.8 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.6% per year on all outstanding principal.

On September 25, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $182,000 (RMB 1.1 million) to Micronized for a term of 6 months, at an interest rate of 3.15% per year on all outstanding principal.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration of Foreign Exchange approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of September 30, 2012 and December 31, 2011.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2012 and December 31, 2011.

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036

Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$44,799,961	$53,589,986
Restricted net assets as percentage of consolidated net assets	18.1%	15.1%

Total restricted net assets accounted for approximately 18.1% of our consolidated net assets as of September 30, 2012. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

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

The following is the aging analysis for accounts receivable as of September 30, 2012 and December 31, 2011:

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Due within 1 year	$54,670,146	$43,781,105
Due from 1 to 2 years	4,511,957	4,863,486
Due from 2 to 3 years	1,713,899	1,037,185
Due over 3 years	1,779,576	1,532,792

Total	$62,675,578	$51,214,568

The following is the aging analysis for bills receivable as of September 30, 2012 and December 31, 2011:

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)

Due within 6 months	$6,685,200	$6,331,997

Total	$6,685,200	$6,331,997

We generally provide our customers in the refractories segment with a payment period of 90 days and our customers in the fine precision abrasives segment with a payment period of 180 days. As there are many producers in the refractories and fine precision abrasives market competing with us, we find it difficult to change these payment terms.

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

Investment in a non-consolidated affiliate

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Chief Financial Officer, Ningfang Liang, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the fiscal quarter ended September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated April 25, 2007, among the Registrant, Gengsheng International and Shunqing Zhang [Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Nevada on May 22, 2006 [Incorporated by reference to Exhibit 3i.1 to the Registrant’s current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.2	Articles of Merger of the Registrant as filed with the Secretary of State of the State of Nevada on August 15, 2006 [Incorporated by reference to Exhibit 3i.2 to the Registrant’s current report on Form 8-K filed on October 10, 2006, in commission file number 0-51527].

3.3	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada [Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 13, 2006, in commission file number 0-51527].

3.4	Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2007 [Incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

3.5	Amended and Restated Bylaws of the Registrant, adopted on May 23, 2006 [Incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.1	Form of Registration Rights Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.2	Lock-up Agreement, dated April 25, 2007, by and between Shunqing Zhang and the Registrant [Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.3	Form of Common Stock Purchase Warrant [Incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: November 19, 2012	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 19, 2012	By: /s/ Ningfang Liang
Ningfang Liang
Chief Financial Officer