Form 10-K
period 2012-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2013-04-15
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]   Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

(86) 371-64059863
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[x]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition for “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2012, was approximately $5,669,935 based on $0.49, the price at which the registrant’s common stock was last sold on that date.

There were a total of 26,803,044 shares of the registrant’s common stock outstanding as of April 15, 2013.

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

Use of Certain Defined Terms

In this Form 10-K, unless indicated otherwise, references to:

•

“China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its wholly-owned BVI subsidiary, GengSheng International Corporation, or GengSheng International, GengSheng International’s wholly-owned BVI subsidiary, Smarthigh Holdings Limited, or Smarthigh and GengSheng International’s wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and GengSheng International’s wholly-owned Chinese subsidiary, Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature, and Refractories’s wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized, and Henan GengSheng's wholly-owned subsidiary, Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd, or Prefecture;

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

•

“U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1585 for its December 31, 2012 audited balance sheet, and RMB1 = $0.1574 for its December 31, 2011 audited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1584 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2012, and RMB1 = $0.1549 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2011; both of which were based on the average currency conversion rate for each respective period.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”) and Henan Yuxing Proppant Co., Ltd., (“Yuxing”) , and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our wholly owned BVI subsidiary, GengSheng International, and its wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractory products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons, and Yuxing, which has designed annual production capacity of approximately 60,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

We sell our products to over 300 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and other countries in Asia, Europe and North America. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are used in the utilities and petrochemical industries. Our fine precision abrasives are marketed to solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry and oil industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China.

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

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance and (ii) Quarterly Results. These documents will also be available in print without charge to any person who requests them by writing or telephoning our principal executive offices: China GengSheng Minerals, Inc. No.88 Gengsheng Road, Dayugou Town, Gongyi, Henan, 451271, P.R. China, Tel:(86) 371-6405-9863, Fax:(86) 371-6405-9846. The information posted on our website is not incorporated into this annual report on Form 10-K.

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

On January 4, 2011, the Company and certain institutional investors entered into a securities purchase agreement pursuant to which the Company sold to such investors an aggregate of 2,500,000 shares of common stock at a price of $4.00 per share for aggregate gross proceeds to the Company of $10,000,000. The shares of common stock were issued pursuant to a prospectus supplement dated as of January 10, 2011, which was filed with the Securities and Exchange Commission in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-165486), which became effective on April 28, 2010, and the base prospectus dated as of April 28, 2010 contained in such registration statement.

Segmental Information

Our operating segments are functioned by our manufacturing facilities and include four reportable segments: refractories, industrial ceramics, fracture proppants and fine precision abrasives.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24 to the consolidated financial statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations and of any dependence on one or more of the Company’s segments upon such foreign operations, please see Item 1A, “Risk Factors”.

Our Products and Markets

The following table set forth sales information about our product mix in each of the last three years.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,
	2012		2011		2010
		Percentage		Percentage		Percentage
	Sales	of sales	Sales	of sales	Sales	of sales
	revenue	revenue	revenue	revenue	revenue	revenue
Refractories	$38,878	52.9%	$46,572	60.5%	$45,758	73.6%
Industrial Ceramics	1,802	2.5%	430	0.6%	1,246	2.0%
Fracture Proppants	24,517	33.3%	22,526	29.3%	14,320	23.0%
Fine Precision Abrasive	8,338	11.3%	7,408	9.6%	865	1.4%
	$73,535	100.0%	$76,936	100.0%	$62,189	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 52.9% of total revenue in 2012. Our refractory products have high-temperature resistance and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory products sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 28.9% of the Company’s total sales in 2012, compared with 32.0% in 2011. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 2.5% of the total revenue in 2012. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 33.3% of the total revenue in 2012. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for 11.3% of our total revenue in 2012. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

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

Refractories and Industrial Ceramics

Through our wholly-owned Chinese subsidiaries Refractories and High-Temperature, we manufacture refractory products and industrial ceramic products in China. We believe that we are well positioned to compete in the refractories segment and the industrial ceramics segment, because of our long-standing business relationships with major steel companies, the quality and diversity of our products and our competitive prices.

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

Fracture Proppants

We first started production of fracture proppant products in December 2006, through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Duesail. Our products have passed the testing conducted by China Petroleum and Chemical Industry Association (the “CPCIA”), which strengthens our competitiveness in the market compared to our competitors. We were recognized as their fracture proppant supplier by China National Petroleum Corporation (CNPC), China Petroleum & Chemical Corporation (Sinopec) and China National Offshore Oil Corp. (CNOOC), who monopolize the oil and gas drilling business in China, and we are the signed provider for China National Offshore Oil Corp. (CNOOC). Our main competitors for the production of fracture proppants are Carbo Ceramics Inc. and Saint-Gobain Proppants (Guanghan) Co., Ltd, while these two companies are both subsidiaries of international magnates, which focus on international sales. In April 2009, we doubled our production capacity of Duesail to 66,000 tons and the new production line at Duesail can provide a wide range of products, sizing from 52M Pa, 69M Pa to 86M Pa and 102M Pa.

Fine Precision Abrasives

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

Overall, we believe that our competitive strengths include the following:

  Market Position. We believe that we hold a competitive position in the monolithic refractory marketplace. According to the most recent Chinese steel industry publication available, during 2012, total national sales were approximately 28.2 million tons, 70% of which were from refractories applied in steel making, of which 40% is monolithic refractories. The industry is highly competitive and consists of more than 1,500 manufacturers. However, we believe our well recognized “GengSheng” brand, leading position in research and development and full-service business model place us in a strong competitive position in the monolithic refractory market. We have broad customer base, good recognition of the “GengSheng” brand, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities enable us to introduce new refractory product categories to our customers efficiently and cost-effectively.

  Broad Product Offering. Our refractory product segment offers over 25 product categories that cover a wide range of customer specifications for use in the iron and steel manufacturing industries, in industrial furnaces and other heavy machinery. Our broad product offerings allow us to offer our customers a single-source solution for many of their refractory product requirements.

  Diversified End Market/Customer Base. We sell our refractory products in over 25 provinces in China and 11 countries overseas. In 2012, we had over 250 customers for the refractories segment, and none of them accounted for more than 15% of our 2012 net sales. Our largest customer in refractories segment, Shandong Steel Co., Ltd, Rizhao Subsidiary accounted for 11.7% of 2012 net sales. Our broad product line and diversified target markets and customer base have contributed to greater stability in our sales and operating profit margin. We have long term relationships with steel and iron industry leaders in China, such as Shangdong Steel and Anshan Steel.

  Experienced Management Team. Our senior management team has an average of over 20 years of experience in the refractory industry and with the Company.

  Access to Raw Materials. We are located in Gongyi, Henan Province, an area of China which has abundant reserves of bauxite and other key raw materials used in refractory manufacturing. We have diversified our access to raw materials by acquiring Prefecture, a subsidiary of our wholly own subsidiary Refractories, to secure and stabilize the supply and the price of raw materials. Prefecture has access to bauxite reserve and provided processed raw material for Refractories. It is currently not in operation, but we can resume operation anytime if we need to further secure and stabilize the supply and the price of raw materials.

  Research and Development Capabilities. We utilize our research and development capabilities to supply our customers with cutting edge refractory products designed to meet their specific demands. To achieve the highest quality product developments, we established a modern, state-of-the- art laboratory in China dedicated to quality control and testing.

  Maintenance Service Capabilities. We dedicate over 300 employees to the installation and service of our products at the client sites. This service contributes greatly to positive business relationship with our customers and makes our products more attractive and competitive.

Our Customers

We have over 300 customers in 25 provinces in China, as well as in greater Asia, North America and Europe. Our customers include some of the largest steel and iron producers and petroleum & chemical producers in China. During 2012, sales to two of our customers, Jilin Petroleum Group Company Ltd. (“Jilin”) and Shandong Steel Co., Ltd, Rizhao Subsidiary (“Rizhao”) represented 10% or more of our consolidated sales. Our sales to Jilin amounted to $9.0 million or 12.3% of our revenue and sales to Rizhao amounted to $8.6 million or 11.7% of our revenue. Sales to Shanghai Jolly Trading Co., Ltd. (“Jolly”) and Rizhao represented 10% or more of our consolidated sales in 2011. Our sales to Jolly amounted to $10.9 million or 14.1% of our revenue and sales to Rizhao amounted to $8.5 million or 11.1% of our revenues for 2011. During the fiscal year 2010, sales to Rizhao and AMSAT International Co., (“AMSAT”) represented 10% or more of our consolidated sales. Our sales to Rizhao amounted to $9.0 million or 14.5% of our revenue and our sales to AMSAT amounted to $6.5 million or 10.4% of our revenue for 2010.

Our top ten customers among our segmental lines for the years ended December 31, 2010, 2011 and 2012, which are listed below, accounted for approximately 57.0%, 63.9% and 55.6% of our consolidated revenues, respectively.

Our Top 10 Customers

(As of December 31, 2012)
	Sales (in
	thousands of	Percentage of	Locations of
Customers	US dollars)	net sales	Customers
Jilin Petroleum Group Company Ltd.	$9,016	12.3%	Jilin, China
Shandong Steel Co., Ltd., Rizhao Subsidiary	8,586	11.7%	Rizhao, China
Trina Solar	5,206	7.1%	Changzhou, China
Fushun New Steel Co., Ltd.	5,194	7.1%	Fushun, China
Heilongjiang Jianlong Iron & Steel LLC.	2,777	3.8%	Shuangyashan China
Zibo Hongda Steel LLC	2,540	3.5%	Zibo, China
Sinopec Shengli Oilfield	2,440	3.3%	Dongying, China
CNPC Chuanqing Drilling & Exploration Corporation	2,254	3.1%	Xi’an, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	1,937	2.6%	Jiayu, China
Anshan Baode Iron & Steel Ltd.	1,829	2.5%	Anshan, China
Total	$41,779	57.0%

(As of December 31, 2011)
	Sales (in
	thousands of	Percentage of	Locations of
Customers	US dollars)	net sales	Customers
Shanghai Jolly Trading Co., Ltd	$10,873	14.1%	Shanghai, China
Shandong Steel Co., Ltd., Rizhao Subsidiary	8,539	11.1%	Rizhao, China
AMSAT International	6,504	8.5%	USA
Trina Solar	5,864	7.6%	Changzhou, China
Fushun New Steel Co., Ltd.	3,946	5.1%	Fushun, China
Zibo Hongda Steel LLC	3,222	4.2%	Zibo, China
Xianyang Chuanqing Qingxinyuan Engineering Co., Ltd.	3,197	4.2%	Xianyang, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	2,732	3.6%	Jiayu, China
Heilongjiang Jianlong Iron & Steel LLC.	2,258	2.9%	Shuangyashan China
Anshan Baode Iron & Steel Ltd.	1,988	2.6%	Anshan, China
Total	$49,123	63.9%

(As of December 31, 2010)
	Sales (in
	thousands of	Percentage of	Locations of
Customers	US dollars)	net sales	Customers
Shandong Steel Co., Ltd., Rizhao Subsidiary	$8,992	14.5%	Rizhao, China
AMSAT International	6,451	10.4%	USA
Zibo Hongda Steel LLC.	3,579	5.8%	Zibo, China
Nanchang Changli Iron & Steel Co., Ltd.	2,993	4.8%	Nanchang, China
Heilongjiang Jianlong Iron & Steel LLC.	2,680	4.3%	Shuangyashan China
Anhui Yangtze Steel LLC.	2,190	3.5%	Maanshan, China
Anshan Baode Iron & Steel Ltd.	2,071	3.3%	Anshan, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	1,858	3.0%	Jiayu, China
CNPC Bohai Drilling Engineering Company Limited	1,875	3.0%	Handan, China
Beijing Shenwu Thermal Energy Technology Co., Ltd.	1,836	3.0%	Beijing, China
Total	$34,525	55.6%

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

The average costs of some of our raw materials from 2011 to 2012 are as follows:

(Per ton and stated in US dollar)	2012	2011	% Change
Ordinary bauxite	112.4	86.0	30.7%
Refined bauxite	280.9	261.3	7.5%
Middle class magnesia	220.3	218.8	0.7%
High class magnesia	307.9	270.5	13.8%
Silica	339.9	334.6	1.6%
Calcium aluminates cement	847.8	817.6	3.7%
Processed aluminum oxide	755.2	733.3	3.0%
Brown fused corundum	616.2	581.7	5.9%
White fused corundum	784.8	825.6	-4.9%

The average costs of some of our raw materials from 2010 to 2011 are as follows:

(Per ton and stated in US dollar)	2011	2010	% Change
Ordinary bauxite	86.0	73.6	16.8%
Refined bauxite	261.3	250.2	4.4%
Middle class magnesia	218.8	191.4	14.3%
High class magnesia	270.5	219.4	23.3%
Silica	334.6	317.1	5.5%
Calcium aluminates cement	817.6	756.1	8.1%

(Per ton and stated in US dollar)	2011	2010	% Change
Processed aluminum oxide	733.3	676.0	8.5%
Brown fused corundum	581.7	496.6	17.1%
White fused corundum	825.6	545.6	51.3%

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

Patents

We currently own ninety Chinese patents which are approved by and registered with the China State Intellectual Property Office. The following table lists part of our important patents:

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

In addition, we have twenty-one pending patent applications with the China State Intellectual Property Office.

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

We have spent $923,403, $699,367 and $817,179 on Company-sponsored research and development activities in fiscal years of 2012, 2011 and 2010, respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. We do not have any customer-sponsored research and development activities.

Our Employees

As of December 31, 2012, we had approximately 1,200 full time employees, all of whom are salaried employees and members of a labor union. Approximately 4% of our employees hold a bachelor’s degree, and approximately 1% of our employees hold a master’s degree. We actively recruit our employees from the local market and expect to focus our recruiting efforts on candidates holding bachelor degree in material science, refractory materials and marketing as we implement our expansion plans. We have implemented a comprehensive training program for our employees that focus not only on skills and knowledge for their specific duties, but also on our corporate culture and core values.

Our employees participate in a mandated state pension scheme and social insurance programs managed by Chinese municipal and provincial governments which cover pensions, unemployment and injury insurance. We are required to contribute to the scheme at a rate of 28% of the average monthly salary for employee pensions, 3% of the average monthly salary for the state unemployment fund and 1% of the average monthly salary for injury insurance. Our compensation expenses related to this scheme were $522,336, $466,371 and $324,810 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China’s steel production. China has become the largest country for producing and consuming refractories, a majority of which were demanded by companies in the steel industry. Our industry’s growth has been primarily driven by the growth in the Chinese steel industry. According to figures provided by World Steel Association, Chinese steel output grew from an annual output of 157 million tons in 2001 to approximately 717 million tons in 2012, representing a compounded annual growth rate of 13.5% . Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China will not maintain this growth rate.

If the steel industry experiences such a slowdown, our growth prospects will likewise be curtailed. Additionally, the market for monolithic refractories in China is still in the developmental stage, and successful market penetration of the monolithic refractories depends heavily on two factors. First, successful market penetration depends on technological progress that results in products that provide better performance for our customers, new varieties of products that meet our customer’s future requirements, and more efficient and effective installation and maintenance methods. Second, successful market penetration also depends on our marketing strategy and our ability to execute that strategy while maintaining a high quality of service to our customers. Our future revenue growth without acquisitions may maintain, but nevertheless, we may not match our past growth rate.

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

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminates cement, and silica. We use bauxite primarily in the production of refractory materials, fracture proppants and some industrial ceramic products. The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. In 2012, raw material costs accounted for 84.0% of the production cost for refractory products, 43.0% for fracture proppant products and 43.0% for industrial ceramics products and 86.3% for micropowder products.

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

As we are facing fierce competition and the cost of our raw materials and energy keep rising, we have experienced significant pressure in the refractories segment of our business, our largest product segment which accounted for approximately 52.9% of total revenue in 2012. We may experience fluctuation of profit performance and our profitability is not assured.

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

  Continuing high levels of selling, general and administrative expenses.

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

Approximately 57.0% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 300 active customers, approximately 57.0% of our sales revenue came from our top ten customers in 2012, with Jilin and Rizhao accounted for approximately 12.3% and 11.7% of our sales revenue in the same period. If we cease to do business at or above current levels with Jilin, Rizhao or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

Our products are not considered environmentally hazardous materials, however, the powder and dust produced during our production process is considered hazardous to the environment. We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various national and local environmental laws and regulations concerning issues such as air emissions, waste water discharges, and solid and hazardous waste management and disposal. These laws and regulations are becoming increasingly stringent. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more costly than anticipated.

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

We hold ninety patents related to our production and some of these patents are key technology widely used in our process to improve the efficiency of production. We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure that the measures we take to protect our proprietary rights are adequate.

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

We completed our new fine precisions abrasives production facility in 2009 and we have earned revenue in 2011 and 2012 but we cannot guarantee that we will earn the estimated revenues in the future or that it ultimately will be profitable.

We initiated the construction of our fine precisions abrasives production facility in 2008 and completed it in 2009. We entered into trial production in July 2009 and initiated sales in August 2010. In 2012, the company sold approximately 3,054 tons of abrasives. However, we cannot guarantee that we will continue to earn revenue or that the business will be profitable.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Interim Chief Financial Officer, Shuxian Li, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On March 4, 2010, our common stock began trading on the NYSE MKT LLC (“NYSE MKT”, formerly NYSE Amex LLC, American Stock Exchange) under the symbol “CHGS”. Prior to March 4, 2010, our common stock was traded over-the-counter under the symbol CHGS.OB. Despite the relisting on the larger stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

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

We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE MKT.

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the NYSE MKT LLC Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In order to remain listed on NYSE MKT, we are required to maintain a minimum stockholders’ equity of $6 million.

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

As of December 31, 2012, Mr. Shunqing Zhang, our President and CEO, was the beneficial owner of approximately 56.8% of our outstanding voting securities. As a result, he possessed significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions. His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

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

We currently have about 23 manufacturing facilities located on five manufacturing sites in China. We have obtained the land use rights for four of our five manufacturing sites and are in the process of obtaining the right from the relevant governmental authority for periods ranging from 39 to 50 years to use the land on which our Yuxing subsidiary is located. In our Refractories subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 366,166 square feet. In our High-Temperature subsidiary in Zhengzhou City, Henan Province, we have offices and workshops that total approximately 115,777 square feet. In our Duesail subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 193,750 square feet. In our Micronized subsidiary in Gongyi City, Henan Province, we have offices and workshops that total approximately 739,114 square feet, and we have offices and workshops that total approximately 753,000 square feet in the Yuxing subsidiary in Gongyi City, Henan Province.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On March 4, 2010, our common stock commenced trading on the NYSE MKT LLC under the symbol “CHGS”. Before that, our common stock was traded over-the-counter under the symbol CHGS.OB.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the NYSE MKT LLC. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2012	Closing Bid Prices (1)
	High	Low
4th Quarter	$ 0.48	$ 0.28
3rd Quarter	0.51	0.34
2nd Quarter	1.08	0.45
1st Quarter	1.19	0.69

Year Ended December 31, 2011
	High	Low
4th Quarter	$ 1.19	$ 0.69
3rd Quarter	1.93	0.90
2nd Quarter	3.16	1.53
1st Quarter	4.37	1.96

_______________________________________
(1) The above tables set forth the range of high and low bid prices per share of our common stock as reported in our SEC filings and by www.quotemedia.com for the periods indicated.

Holders

On April 12, 2013, there were approximately 216 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

As of April 15, 2013, no securities have been issued under the Plan.

For a detailed description of the Plan, see Schedule 14A Information Proxy Statement filed with the SEC on August 15, 2011. The following table sets forth information regarding the Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,000,000	n/a	3,000,000
Equity compensation plans not approved by security holders	0	n/a	0
Total	3,000,000	n/a	3,000,000

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K particularly under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2012 and 2011.

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries. Through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Refractories, we manufacture monolithic refractory products in China. Through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Duesail and Duesail’s wholly-owned subsidiary Yuxing, we manufacture fracture proppant products. Through Micronized, wholly-owned subsidiary of Refractories, we manufacture fine precision abrasives. Through High-Temperature, 89% owned subsidiary of Refractories, we manufacture industrial ceramic products. We have four primary business segments: refractories, industrial ceramics, fracture proppant and fine precision abrasives. Refractories product is a nonmetallic material that is used in heavy industrial processes present with extremely high temperatures, and the main customers for the segment are steel makers. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. Our fracture proppants are very fine ball-like pellets, highly resistant to pressure, and used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. The fine precision abrasives are essentially very fine, uniformly round, silicon carbide (SiC) based particles. These ultra-fine high-strength particles are applicable in a broad range of applications, including machine manufacturing, electronics, optical glass, architecture, semiconductors, silicon chips, plastics and lenses. In 2012, the refractories segment contributed approximately $38.9 million or 52.9% of our total revenue of approximately $73.5 million, industrial ceramics contributed approximately $1.8 million or 2.5% of the total revenue, fracture proppants contributed approximately $24.5 million or 33.3% of our total revenue and fine precision abrasives contributed approximately $8.3 million or 11.3% of the total revenue.

We sell our products to over 300 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and 11 countries in other parts of Asia, North America and Europe. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives target solar companies and optical equipment manufacturers. Most of our large customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China.

Summary of Business Operations in 2012

During 2012, we experienced a decrease in sales revenue due to the continued challenges from both the refractory and fracture proppant markets. From the beginning of 2009, the PRC central government has labeled the steel sector in China an overcapacity-burdened industry and the government is resolved to cut back the industry's excessive capacity. Since then some small and mid-sized steel producers have been shut down, which resulted in the decrease in the demand for refractories. To face the changing market environment, we have adjusted product offerings in the refractories segment, entered into more full-service contracts to sell both our product and service and focused on maintaining current customers. However, due to the weak demand for our products and the inability to find new customers, the  sales in our refractories segment declined in 2012. In the fracture proppant segment, our sales in the U.S. market were discontinued in 2012 as a result of the changes in market conditions. Although our sales were compensated by the increased demand in domestic market, the profit margin and payment terms were worse than prior years. In fine precision abrasives segment, we failed to expand market share and improve the profitability in 2012 as the uncertainty surrounding the solar industry still exists.

Our financial performance in 2012 is summarized as follows:

  Sales revenue decreased by approximately $3.4 million, or 4.4% to approximately $73.5 million in 2012 from approximately $76.9 million in 2011.
  Gross profit decreased by approximately $3.6 million, or 22.0%, to approximately $12.6 million in 2012, from approximately $16.2 million in 2011. Gross profit margin was 17.2% for 2012, compared with 21.1% for 2011. The decrease in gross profit margin was largely attributed to the lower gross profit margin in our fine precision abrasives segment as weak demand from solar industry continued to impact us negatively, the lower gross profit margin in fracture proppants segment as well as the rising costs of raw material, labor and energy in refractories segment as compared to 2011.
  Net loss increased by approximately $6.0 million, to approximately $13.5 million in 2012, from a net loss of approximately $7.5 million in 2011.
  Our consolidated balance sheet as of December 31, 2012 included current assets of approximately $120.9 million and total assets of approximately $162.4 million, with working capital deficit of approximately $1.0 million.

Major Factors that Affected our Financial Condition in 2012

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximately 717 million metric tons in 2012, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to close small to mid-sized steel makers reduced the overall demand for refractories. As revenue from our Refractories segment accounted for a large portion of our total sales revenue and many of our customers are in the steel industry, the continued industry consolidation of steel makers have a deep impact on us and further reduced our profit in the refractories segment.

Considerable Increase in Raw Material Prices and Decrease in Gross Profit Margin

While the overall inflation in China started to ease in 2012, the increase in raw materials prices, labor costs and fuel and utilities costs continue to impact us. Also, in a fragmented market, the selling price of our products could not keep pace with the increase in raw materials prices.

Increase in Financing Costs Further Limited Our Ability to Expand Business

The unfavorable payment terms offered by our customers in the refractories segment and fine precision abrasives segment strained our working capital needs, and as a result, significantly increased our financing costs, as banks charged higher interest rates when we discounted more bills receivables to meet our working capital needs.

Uncertainties Facing Our Fracture Proppants Segment

Starting from 2012, more and more Chinese manufacturers of fracture proppants products started to sell their products directly in the U.S. market. Since our sales of fracture proppants products in the U.S. market were mainly through wholesalers and distributors, the change in the market condition made it nearly impossible for us to continue sales in the U.S. market while still maintaining a reasonable profit margin. As a result, our sales in the U.S. market were discontinued in 2012. We are currently selling all our fracture proppants products to oil drillers in the domestic market. Although the sales volume is higher, the profit margin is lower and the payment terms are less favorable.

Deteriorating Market for Our Fine Precision Abrasives Segment

China’s solar industry is experiencing severe challenge with many large solar panel manufacturers struggling to survive. As a supplier of solar-energy companies, we are facing remarkable uncertainties in maintaining our current customers. If we cannot continue our sales of fine precision abrasives products to solar industry we may have to reduce selling price significantly to stay competitive, and this will affect our revenue negatively and we may ultimately need to discontinue our production.

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years.

(All amounts, other than percentages, in U.S. dollars)
	2012		2011
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	sales revenue	in thousands	sales revenue

Sales Revenue	73,535	100.0%	76,936	100.0%
Cost of goods sold	60,886	82.8%	60,727	78.9%
Gross profit	12,649	17.2%	16,209	21.1%

Operating expenses
Allowance for doubtful accounts	1,731	2.4%	1,335	1.8%
General & administrative expenses	7,319	10.0%	7,011	9.1%
Impairment on fixed assets	287	0.4%	-	0.0%
Impairment on goodwill	-	0.0%	441	0.6%
Impairment on intangible assets	-	0.0%	310	0.4%
Research and development expenses	923	1.3%	699	0.9%
Selling expenses	9,630	13.1%	9,491	12.3%
Total operating expenses	19,890	27.0%	19,287	25.1%

Loss from operations	(7,241)	-9.8%	(3,078)	-4.0%

Government grant income	559	0.8%	380	0.5%
Guarantee income	563	0.8%	614	0.8%
Guarantee expenses	(462)	-0.6%	(518)	-0.7%
Equity in net loss of a non-consolidated affiliate	(59)	-0.1%	-	0.0%
Interest income	813	1.1%	916	1.2%
Impairment on deposit for acquisition of a non-consolidated affiliate	-	0.0%	(1,248)	-1.6%
Change in fair value of warranty liabilities	-	0.0%	970	1.3%
Other income	25	0.0%	15	0.0%
Finance costs	(7,301)	-9.9%	(5,279)	-6.9%

Loss before income taxes and noncontrolling interest	(13,103)	-17.8%	(7,228)	-9.4%
Income taxes	(492)	-0.7%	(325)	-0.5%
Noncontrolling interest	56	0.1%	48	0.1%

Net loss attributable to Company’s common stockholders	(13,539)	-18.4%	(7,505)	-9.8%

			Dollar ($)	Percentage
			Increase	Increase
Dollars in thousands	2012	2011	(Decrease)	(Decrease)
Sales Revenue	73,535	76,936	(3,401)	-4.4%
Cost of goods sold	60,886	60,727	159	0.3%
Gross profit	12,649	16,209	(3,560)	-22.0%

Operating expenses
Allowance for doubtful accounts	1,731	1,335	396	29.7%
General & administrative expenses	7,319	7,011	308	4.4%
Impairment on fixed assets	287	-	287	100.0%
Impairment on goodwill	-	441	(441)	-100.0%
Impairment on intangible assets	-	310	(310)	-100.0%
Research and development expenses	923	699	224	32.0%
Selling expenses	9,630	9,491	139	1.5%
Total operating expenses	19,890	19,287	603	3.1%

Loss from operations	(7,241)	(3,078)	(4,163)	135.3%

Government grant income	559	380	179	47.1%
Guarantee income	563	614	(51)	-8.3%
Guarantee expenses	(462)	(518)	56	-10.8%
Equity in net loss of a non-consolidated affiliate	(59)	-	(59)	-100.0%
Interest income	813	916	(103)	-11.2%
Impairment on deposit for acquisition of a non-consolidated affiliate	-	(1,248)	1,248	-100%
Change in fair value of warranty liabilities	-	970	(970)	-100%
Other income	25	15	10	66.7%
Finance costs	(7,301)	(5,279)	(2,022)	38.3%

Loss before income taxes and noncontrolling interest	(13,103)	(7,228)	(5,875)	81.3%
Income taxes	(492)	(325)	(167)	51.4%
Noncontrolling interest	56	48	8	16.7%

Net loss attributable to Company’s common stockholders	(13,539)	(7,505)	(6,034)	80.4%

The average conversion rates between RMB and U.S. dollar used for the consolidated statements of operations and comprehensive loss increased approximately 2.3% during the reporting period of 2012 compared with the reporting period of 2011. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenue. Sales revenue decreased approximately $3.4 million, or 4.4%, to approximately $73.5 million in 2012 from approximately $76.9 million in 2011. Excluding foreign currency translation, the revenue decreased approximately $5.0 million, or 6.5% compared with 2011. The decrease was mainly attributable to the decreased sales from our refractory segment.

In our refractory segment, we sold 78,186 metric tons of refractory products in 2012, a 21.0% decrease compared with 98,920 metric tons sold in 2011. The revenue from our refractory products decreased to approximately $38.9 million in 2012 from approximately $46.6 million in 2011. Excluding foreign currency translation, the revenue decreased approximately $8.6 million, or 18.4% compared with 2011. The average selling prices reached $497 per metric ton in 2012, representing a 5.1% increase compared with $473 per metric ton in the same period of 2011. Excluding foreign currency translation, the average selling prices increased to $486 per metric ton, or an increase of 2.8% compared with 2011.

In our fracture proppant segment, we sold 73,958 metric tons of fracture proppant products in 2012, compared with 60,388 metric tons in 2011. The increase in sales volume was primarily driven by the increased sales in domestic market as we started to sell our products to oil producers in China from the second quarter of 2012. Revenue from fracture proppant products was approximately $24.5 million for 2012, an increase of approximately 2.0 million, or 8.8% compared with approximately $22.5 million in 2011. Excluding foreign currency translation, the revenue increased approximately $1.4 million, or 6.4% compared with 2011. Average selling price decreased to $331 per metric ton in 2012, compared with $381 per metric ton in 2011. Excluding foreign currency translation, the average selling prices decreased $57 per metric ton, or 14.9% compared with 2011. The decrease in average selling price was primarily due to the increased sales in domestic market where the fracture proppant products are typically priced much lower than in the U.S. market.

In our industrial ceramics segment, revenue was approximately $1.8 million for 2012 compared with approximately $430,000 in 2011. The increase was primarily attributable to the high demand for our products in 2012.

In our fine precision abrasives segment, we realized sales of approximately $8.3 million, an increase of approximately $930,000 as compared with 2011. The increase in sales revenue was primarily due to the increased sales to a major customer in 2012. Excluding foreign currency translation, the revenue was approximately $8.2 million compared with approximately $7.4 million in 2011.

Cost of goods sold. Our cost of goods sold increased by approximately $159,000 or 0.3% to approximately $60.9 million for 2012 from approximately $60.7 million in 2011. Excluding foreign currency translation, our cost of goods sold decreased approximately $1.2 million or 2.0% compared with 2011. As a percentage of sales revenue, the cost of goods sold increased by approximately 3.9% to 82.8% in 2012 from 78.9% in 2011. The increase was primarily due to higher raw materials costs, energy costs and labor costs compared with 2011.

Gross profit. Our gross profit decreased by approximately $3.6 million, or 22.0% to approximately $12.6 million for 2012 from approximately $16.2 million in 2011. Excluding foreign currency translation, our gross profit decreased approximately $3.8 million, or 23.7% compared with 2011. Gross profit margin was 17.2% for 2012, as compared with 21.1% for 2011. The decrease was primarily attributable to the decreased gross profit margin in our refractory segment and fracture proppants segment.

Allowance for doubtful accounts. Allowance for doubtful accounts increased approximately $396,000, or 29.7% to approximately $1.7 million for 2012 from approximately $1.3 million in 2011. Excluding foreign currency translation, the allowance for doubtful accounts increased approximately $358,000, or 26.8% compared with 2011. The increase was primarily due to the management’s decision to increase the allowance for other receivables which have uncertainties in collectability in 2012.

General and administrative expenses. Our general and administrative expenses increased by approximately $308,000 or 4.4%, to approximately $7.3 million for 2012 from approximately $7.0 million in 2011. Excluding foreign currency translation, the general and administrative expenses increased approximately $146,000, or 2.1% compared with 2011. As a percentage of net revenues, general and administrative expenses increased 0.9% to 10.0% in 2012, compared with 9.1% in 2011.

Impairments on fixed assets. Impairment expense on fixed assets was approximately $287,000 for 2012. There was no impairment expense on fixed assets in 2011. The increase was attributable to the write-off of fixed assets at Prefecture.

Research and development expenses. Our research and development expenses increased to approximately $923,000 for 2012. Excluding foreign currency translation, the research and development expenses were approximately $903,000, compared with approximately $699,000 for 2011 due to more research and development activities in 2012.

Selling expenses. Selling expenses increased by approximately $139,000 to approximately $9.6 million for 2012 compared with approximately $9.5 million in 2011. Excluding foreign currency translation, the selling expenses decreased approximately $74,000, or 0.8% compared with 2011. As a percentage of sales revenue, our selling expenses increased to 13.1% for 2012, as compared with 12.3% for 2011. The increase in selling expenses as a percentage of sales revenue was primarily attributable to the higher transportation expenses and sales related expenses as we increased sales of fracture proppants products in domestic market.

Government grant income. Our government grant income was approximately $559,000 for 2012. Excluding foreign currency translation, the government grant income was approximately $547,000 compared with approximately $380,000 for 2011.

Equity in net loss of a non-consolidated affiliate. Equity in net loss of a non-consolidated affiliate was approximately $59,000 for 2012, which was related to our investment in Yili YiQiang Silicon Limited (“Yili”).

Finance costs. Our finance costs increased by approximately $2.0 million, or 38.3% to approximately $7.3 million for 2012, from approximately $5.3 million for 2011. Excluding foreign currency translation, our finance costs increased approximately $1.9 million, or 35.2% compared with 2011. The increase was primarily attributable to an increase of approximately $1.0 million in bills discounting charges as we discounted more bills receivable instead of holding them to maturity; and an increase of approximately $1.0 million in interest expenses as we increased borrowing activities for 2012.

Loss before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $13.1 million for 2012. Excluding foreign currency translation, our loss before income taxes and non-controlling interest was approximately $12.8 million, compared with approximately $7.2 million for 2011. The increase was primarily attributable to the loss from operations and higher finance costs for 2012.

Income taxes. Our income taxes were approximately $492,000 for 2012, an increase of approximately $167,000 or 51.4% from approximately $325,000 for 2011. Excluding foreign currency translation, our income taxes were approximately $481,000. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes for the year ended December 31, 2012.

Net loss. Our net loss for 2012 was approximately $13.5 million, an increase of approximately $6.0 million from approximately $7.5 million in 2011. Excluding foreign currency translation, our net loss was approximately $13.2 million. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of approximately $5.4 million and restricted cash of approximately $27.1 million. Our current assets were approximately $120.9 million and our current liabilities were approximately $121.9 million as of December 31, 2012 which resulted in a current ratio of approximately 0.99. Total stockholders’ equity as of December 31, 2012 was approximately $40.3 million. The following table sets forth summary of our cash flows for the periods indicated:

Dollars in thousands	2012	2011
Net cash used in operating activities	(6,540)	(3,533)
Net cash used in investing activities	(1,267)	(13,886)
Net cash provided by financing activities	9,606	20,048
Effect of foreign currency translation on cash and cash equivalents	15	40
Net increase in cash and cash equivalents	1,814	2,669
Cash and cash equivalents, beginning of year	3,594	925
Cash and cash equivalents, end of year	5,408	3,594

Operating Activities

Net cash used in operating activities was approximately $6.5 million in 2012, compared with net cash used in operating activities of approximately $3.5 million in 2011. The increase in net cash used in operating activities was primarily due to the increase in trade receivables and bills receivables and the decrease in bills payable during 2012, which was partly offset by the increase in trade payables compared to 2011.

Investing Activities

Net cash used in investing activities in 2012 was approximately $1.3 million, a decrease of approximately $12.6 million from net cash used in investing activities of approximately $13.9 million in 2011. The decrease in net cash used in investing activities in 2012 was primarily due to fewer activities related to our construction of manufacturing and administrative facilities as compared to 2011.

Financing Activities

Net cash provided by financing activities was approximately $9.6 million in 2012, compared with net cash provided by financing activities of approximately $20.0 million in 2011 when we received $9.3 million from equity financing activities.

Loan Facilities

We secured new loans totaling approximately $75.0 million from banks for our working capital needs and we repaid approximately $56.2 million in bank loans during the year ended December 31, 2012. As a result, the balance of all our bank loans and bank borrowings as of December 31, 2012 was approximately $65.2 million, which includes short-term bank loans of approximately $34.8 million and bank borrowings secured by bank deposits of approximately $30.4 million.

As of December 31, 2012, the details of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Zhengzhou Bank	2012-01-5 to 2013-01-04	1 year	$4,755,000
2	Facility Bank Loan	China Construction Bank	2012-01-10 to 2013-01-09	1 year	$3,170,000
3	Facility Bank Loan	Industrial and Commercial Bank of China	2012-02-03 to 2013-01-08	1 year	$2,536,000

4	Facility Bank Loan	Agricultural Bank of China	2012-02-20 to 2013-02-19	1 year	$1,854,450
5	Facility Bank Loan	China CITIC Bank	2012-03-01 to 2013-02-28	1 year	$1,474,050
6	Facility Bank Loan	Luoyang Bank	2012-04-25 to 2013-04-24	1 year	$3,170,000
7	Facility Bank Loan	Agricultural Bank of China	2012-04-28 to 2013-04-27	1 year	$5,072,000
8	Facility Bank Loan	Industrial and Commercial Bank of China	2012-05-09 to 2013-05-08	1 year	$713,250

9	Facility Bank Loan	China CITIC Bank	2012-06-26 to 2013-06-25	1 year	$2,377,500
10	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-07-31 to 2013-07-25	1 year	$713,250

11	Facility Bank Loan	China EverBright Bank	2012-08-16 to 2013-02-01	6 months	$518,295

12	Facility Bank Loan	China EverBright Bank	2012-08-21 to 2013-02-06	6 months	$900,914

13	Facility Bank Loan	Shanghai Pudong Development	2012-08-27 to 2013-08-26	1 year	$792,500
		Bank Village Bank
14	Facility Bank Loan	Shanghai Pudong Development	2012-08-29 to 2013-08-28	1 year	$396,250
		Bank Village Bank
15	Facility Bank Loan	Shanghai Pudong Development	2012-09-05 to 2013-09-04	1 year	$2,853,000
		Bank
16	Facility Bank Loan	China EverBright Bank	2012-09-25 to 2013-03-12	6 months	$182,085

17	Facility Bank Loan	Shanghai Pudong Development	2012-10-15 to 2013-10-14	1 year	$427,950
		Bank Village Bank
18	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-12-26 to 2013-12-25	1 year	$2,853,000

19	Bank Borrowing	Shanghai Pudong Development	2012-07-17 to 2013-01-02	6 months	$237,750
		Bank Village Bank
20	Bank Borrowing	Shanghai Pudong Development	2012-07-30 to 2013-01-18	6 months	$15,850
		Bank Village Bank
21	Bank Borrowing	Shanghai Pudong Development	2012-07-31 to 2013-01-11	6 months	$79,250
		Bank Village Bank
22	Bank Borrowing	Shanghai Pudong Development	2012-08-04 to 2013-01-11	6 months	$158,500
		Bank Village Bank
23	Bank Borrowing	Shanghai Pudong Development	2012-08-07 to 2013-01-01	5 months	$63,400
		Bank Village Bank
24	Bank Borrowing	Shanghai Pudong Development	2012-08-07 to 2013-01-24	6 months	$25,360
		Bank Village Bank
25	Bank Borrowing	Shanghai Pudong Development	2012-08-13 to 2013-02-03	6 months	$475,500
		Bank Village Bank
26	Bank Borrowing	Puyang Commerical Bank	2012-08-30 to 2013-02-15	6 months	$1,585,000
27	Bank Borrowing	Shanghai Pudong Development	2012-08-31 to 2013-02-23	6 months	$317,000
		Bank Village Bank
28	Bank Borrowing	Puyang Commerical Bank	2012-09-04 to 2013-03-03	6 months	$871,750
29	Bank Borrowing	Puyang Commerical Bank	2012-09-06 to 2013-03-05	6 months	$3,170,000
30	Bank Borrowing	Puyang Commerical Bank	2012-09-10 to 2013-03-07	6 months	$871,750
31	Bank Borrowing	Puyang Commerical Bank	2012-09-10 to 2013-03-10	6 months	$713,250
32	Bank Borrowing	Pingdingshan Bank	2012-09-12 to 2013-03-04	6 months	$1,585,000
33	Bank Borrowing	Shanghai Pudong Development	2012-09-16 to 2013-02-28	6 months	$158,500
		Bank Village Bank
34	Bank Borrowing	Shanghai Pudong Development	2012-09-28 to 2013-01-27	4 months	$79,250
		Bank Village Bank
35	Bank Borrowing	Shanghai Pudong Development	2012-09-28 to 2013-03-21	6 months	$317,000
		Bank Village Bank
36	Bank Borrowing	Shanghai Pudong Development	2012-09-30 to 2013-03-21	6 months	$317,000
		Bank Village Bank
37	Bank Borrowing	China EverBright Bank	2012-10-09 to 2013-03-25	6 months	$808,984

38	Bank Borrowing	Puyang Commerical Bank	2012-10-16 to 2013-04-16	6 months	$792,500

39	Bank Borrowing	Puyang Commerical Bank	2012-10-17 to 2013-04-17	6 months	$792,500

40	Bank Borrowing	Puyang Commerical Bank	2012-10-30 to 2013-04-30	6 months	$792,500
41	Bank Borrowing	Puyang Commerical Bank	2012-10-31 to 2013-04-30	6 months	$792,500
42	Bank Borrowing	Shanghai Pudong Development	2012-11-01 to 2013-03-21	5 months	$79,250
		Bank Village Bank
43	Bank Borrowing	Puyang Commerical Bank	2012-11-01 to 2013-05-01	6 months	$475,500
44	Bank Borrowing	Shanghai Pudong Development	2012-11-02 to 2013-04-30	6 months	$840,050
		Bank Village Bank
45	Bank Borrowing	Shanghai Pudong Development	2012-11-07 to 2013-03-21	5 months	$79,250
		Bank Village Bank
46	Bank Borrowing	Puyang Commerical Bank	2012-11-12 to 2013-05-12	6 months	$1,585,000
47	Bank Borrowing	Shanghai Pudong Development	2012-11-13 to 2013-05-02	6 months	$475,500
		Bank Village Bank
48	Bank Borrowing	Puyang Commerical Bank	2012-11-13 to 2013-05-31	6 months	$3,170,000
49	Bank Borrowing	China Minsheng Bank	2012-11-15 to 2013-05-15	6 months	$2,642,195
50	Bank Borrowing	Other	2012-11-16 to 2013-04-26	6 months	$79,250
51	Bank Borrowing	Shanghai Pudong Development	2012-11-19 to 2013-05-16	6 months	$221,900
		Bank Village Bank
52	Bank Borrowing	Shanghai Pudong Development	2012-11-29 to 2013-05-20	6 months	$79,250
		Bank Village Bank
53	Bank Borrowing	Puyang Commerical Bank	2012-11-29 to 2013-05-28	6 months	$317,000
54	Bank Borrowing	Puyang Commerical Bank	2012-12-06 to 2013-06-05	6 months	$2,377,500
55	Bank Borrowing	Puyang Commerical Bank	2012-12-12 to 2013-06-11	6 months	$871,750
56	Bank Borrowing	Puyang Commerical Bank	2012-12-13 to 2013-06-13	6 months	$396,250
57	Bank Borrowing	Puyang Commerical Bank	2012-12-14 to 2013-06-13	6 months	$459,650
58	Bank Borrowing	Puyang Commerical Bank	2012-12-18 to 2013-06-17	6 months	$475,500
59	Bank Borrowing	Shanghai Pudong Development	2012-12-20 to 2013-06-13	6 months	$792,500
		Bank Village Bank

We have facility bank loans of approximately $34.8 million, maturing from January 4, 2013 to December 25, 2013 and bank borrowings secured by bank deposits of approximately $30.4 million. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

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

On February 3, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.89% per year on all outstanding principal. The balance as of December 31, 2012 was approximately $2.5 million (RMB 16 million).

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

On July 31, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $713,000 (RMB4.5 million) to Duesail for a term of one year, at an interest rate of 11.52% per year on all outstanding principal.

On August 16, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with China EverBright Bank (“CEB”), whereby CEB has agreed to loan approximately $518,000 (RMB 3.3 million) to Micronized for a term of 6 months, at an interest rate of 3.15% per year on all outstanding principal.

On August 21, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $901,000 (RMB 5.7 million) to Micronized for a term of 6 months, at an interest rate of 3.15% per year on all outstanding principal.

On August 27, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $793,000 (RMB 5.0 million) to Refractories for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On August 29, 2012, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $396,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On September 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On September 25, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with CEB, whereby CEB has agreed to loan approximately $182,000 (RMB 1.1 million) to Micronized for a term of 6 months, at an interest rate of 3.15% per year on all outstanding principal.

On October 15, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $428,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 26, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with CCCG, whereby CCCG has agreed to loan approximately $2.9 million (RMB18 million) to Duesail for a term of one year, at an interest rate of 11.81% per year on all outstanding principal.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration of Foreign Exchange approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of December 31, 2012 and December 31, 2011.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2012 and December 31, 2011.

	As of	As of
	December 31,	December 31,
	2012	2011
Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036
Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$40,331,549	$53,589,986
Restricted net assets as percentage of consolidated net assets	20.1%	15.1%

Total restricted net assets accounted for approximately 20.1% of our consolidated net assets as of December 31, 2012. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

Accounts Receivable and Bills Receivable

Accounts receivable represents amounts due to us by our customers on the sale of products or services on credit.

Bills receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Bills receivable can be sold by us at a discount before maturity.

The following is the aging analysis for accounts receivable as of December 31, 2012 and December 31, 2011:

	As of	As of
	December 31,	December 31,
	2012	2011
Due within 1 year	$49,553,183	$43,781,105
Due from 1 to 2 years	4,821,849	4,863,486
Due from 2 to 3 years	2,521,481	1,037,185
Due over 3 years	1,646,402	1,532,792

Total	$58,542,915	$51,214,568

The following is the aging analysis for bills receivable as of December 31, 2012 and December 31, 2011:

	As of	As of
	December 31,	December 31,
	2012	2011
Due within 6 months	$9,913,668	$6,331,997

Total	$9,913,668	$6,331,997

We generally provide our customers in the refractories segment with a payment period of 90 days and our customers in the fine precision abrasives segment with a payment period of 180 days. As there are many producers in the refractories and fine precision abrasives market competing with us, we find it difficult to change these payment terms. The payment term for our other segments varies by customers.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes, provision of warranty, the estimation on useful lives of property, plant and equipment and the impairment of long-lived assets. Actual results could differ from those estimates.

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

Based on the above assessment, the management changed the general provisioning policy during the year ended December 31, 2011 to make allowance equivalent to 5% of trade receivables due from 1 to 2 years, 40% of trade receivables due from 2 to 3 years and 90% of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified. The Company does not accrue interest on trade receivables.

Investment in a non-consolidated affiliate

Investment in an entity over which the Company does not have control, but has significant influence, is accounted for using the equity method of accounting. The Company’s investment in Yili YiQiang Silicon Limited ("Yili") is reported in the consolidated balance sheets as investment in a non-consolidated affiliate.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

The management opined that there was an indication of impairment related to the buildings, machinery and equipments, and construction in progress at Prefecture. Based on the impairment review performed by the management as of December 31, 2012, an impairment loss of $287,247 was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.

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

Products sales with installation, testing, maintenance, repair and replacement - This kind of contract is signed as a whole such that all of these services are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customer every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation and testing works are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

Revenue from sales of the Company’s product represents the invoiced value of goods, net of the value-added tax (“VAT”). The Company’s products that are sold in the PRC are subject to VAT at a rate of 17 percent of the gross sales price. The VAT may be offset by VAT paid by the Company on raw materials, other materials or costs included in the cost of producing the Company’s products.

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of a certain percentage (normally 10%) of the billed amount for a certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2012 and 2011, such receivables amounted to $502,850 and $976,145 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $5.0 million and $9.1 million accounted for 6.8% and 11.8% of total revenues for the fiscal years of 2012 and 2011, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system.

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

Recently issued accounting pronouncements

In October 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Topic 350 - Comprehensive Income, (“ASU 2013-02”), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Interim Chief Financial Officer, Ms. Shuxian Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on our assessment, Mr. Zhang and Ms. Li determined that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Date of Appt.	Position
Shunqing Zhang	59	Apr. 25, 2007	CEO, President and Chairman, Board Director
Shuxian Li	54	Jan. 11, 2013	Interim Chief Financial Officer
Ming He	42	Nov. 18, 2009	Board Director
Jingzhong Yu	48	Nov. 18, 2009	Board Director
Ningsheng Zhou	54	Jul. 15, 2011	Board Director
Hsin-I Lin	60	Oct. 5, 2011	Board Director

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

Shunqing Zhang, age 59. Mr. Zhang became CEO and President of China GengSheng Minerals, Inc. on April 25, 2007 and has served as Chairman of the Board since May 3, 2007. Mr. Zhang was elected Chairman of the Board and CEO of Henan Gengsheng in December, 2005. Prior to that, he served as President of Henan Gengsheng for June 2002 to December 2005, and served as Chairman of the Board and President of the Gengsheng Industry Group of Henan Province, from 1997 to 2002. Prior to that, Mr. Zhang served as Director of the Academy of the Ministry of Metallurgy Lofa Resistance Associated Experimental Plant in Gongyi City, a refractories manufacturer, from 1986 to 1997. Mr. Zhang holds an associate degree from China Central Radio and TV University. In December of 2008, Mr. Zhang was awarded the title of "Gongyi City's Most Influential Person in the 30 Years of Opening & Reform" by the City of Gongyi in Henan Province. In naming Mr. Zhang, the city cited his achievements in creating jobs in the local community, stimulating the rapid growth of Gongyi's economy and setting excellent examples of taking social responsibilities. As Chief Executive Officer of the Company, Mr. Zhang provides the Board with an intimate understanding of the Company’s operations and industry.

Shuxian Li, age 54, has over twenty years of finance and accounting experience. She has been working with China GengSheng Minereals, Inc. since July 2005, serving as financial officer, audit committee chair and director of internal control office and women’s committee chair. Prior to joining the Company, Ms. Li worked at Henan Xinzheng Tobacco Co. from April 1983 through June 2005, holding various finance and accounting positions in its financial, management, audit and cost management departments. Ms. Li holds the designation of CPA, ICPA and Certified Tax Planner. She received her Bachelor’s degree from Zhengzhou University.

Ming He, age 42. Mr. He has been overseeing his personal investment since March 2012. He served as the Chief Financial Officer of Shengkai Innovations, Inc. (NASDAQ: VALV) from March 2010 through March 2012. Between January 2007 and February 2010, Mr. He served as CFO of Usunco Automotive Limited / Equicap, Inc. From October 2004 until January 2007, Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (NASDAQ: SORL). Mr. He holds designations of Chartered Financial Analyst and Illinois Certified Public Accountant. He received his Master of Science degree in Accountancy in 2004 and Master of Business Administration degree in Finance in 2003 from University of Illinois at Urbana-Champaign. He also received his Bachelor of Arts degree from Shanghai Institute of Foreign Trade in 1992. Mr. He serves as the chair of the Audit Committee and is a member of the Compensation Committee and Nominating Committee of the Board.

Jingzhong Yu, Age 48. Prof. Yu currently is an accounting professor at Zhongnan University of Economics and Law and has served in such position since 1985. Prof. Yu also served as an investment advisor from December 2003 to December 2007 to China Wanke Co., Ltd., which is a residential property developer, 999 Group, which is a pharmaceutical manufacturing company, Sanyi Group., Ltd., which is in the equipment and machinery manufacturing business, and China National Salt Industry Corporation, which is in the business of producing salt and salt chemicals. From December 2003 to June 2008, Prof. Yu served as an investment advisor to China Tobacco Group, which manufactures tobacco products. Prof. Yu serves as the chair of the Compensation Committee and is a member of the Audit Committee and Nominating Committee of the Board.

Ningsheng Zhou, Age 54. Prof. Zhou has been a professor and director of High Temperature Materials Institute of Henan University of Science and Technology since 2004. From 2000 to 2004, he was a Vice President of Luoyang Institute of Refractories Research (LIRR) in China. Mr. Zhou is an expert in refractories R&D and applications with 30 years of experiences in the refractory industry. Mr. Zhou received his Ph. D. degree from University of Montreal in Canada in 2000 and a Master of Science degree in Inorganic Non-Metallic Materials from LIRR in 1987. He received his Bachelor of Science degree in Refractories Technology from Wuhan University of Science and Technology in 1982 and also worked as a visiting scholar in Germany during 1991 and 1993.

Hsin-I Lin, Age 60. Mr. Lin has been with Rim Asia Capital Partners since 2004, where he served as Partner. Prior to joining Rim Asia Capital Partners, he worked as a Partner at SVO, from 2002-2004. Mr. Lin has approximately twenty years of experience in business administration, direct investment, corporate finance, and investment banking in the United States and China. Mr. Lin received his B.A. from Tamkang University in Taiwan, his M.A. from Waseda University in Japan, his M.B.A from Oklahoma City University in the United States and his PhD in economics from Northwest University in China.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Board Meetings and Committees

Board Composition. All actions of board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our board of directors is composed of Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Ming He, Mr. Jingzhong Yu, Mr. Ningsheng Zhou, and Mr. Hsin-I Lin. The Board has determined that the following directors, who constitute a majority of the Board (three), are independent in accordance with the NYSE MKT and SEC rules governing director independence: Ming He, Jingzhong Yu and Hsin-I Lin.

Meetings of the Board of Directors. During 2012, the Board of Directors met six times. During that period, each of the incumbent directors attended 100% of the aggregate number of meetings held by the Board and by each of the committees on which such director served.

Board Committees. Our Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. The principal functions and the names of the directors currently serving as members of each of those committees are set forth below. In accordance with applicable NYSE MKT and SEC requirements, the Board of Directors has determined that each director serving on the Audit, Compensation and Nominating committees is an independent director.

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

The Audit Committee met five times during 2012. The current members of the Audit Committee are Ming He (Chairman), Jingzhong Yu and Hsin-I Lin. The Board of Directors has determined that Mr. He is an “audit committee financial expert,” as that term is defined in SEC rules.

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

The Compensation Committee did not meet during 2012. The current members of the Compensation Committee are Jingzhong Yu (Chairman), Ming He and Hsin-I Lin.

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

The Nominating Committee did not meet during 2012. The current members of the Nominating Committee are Hsin-I Lin (Chairman), Ming He and Jingzhong Yu.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

The code requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Interim Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, in accordance with Sarbanes-Oxley, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to continue the trust, confidence and respect of our suppliers, customers and stockholders.

Our SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

Board Leadership Structure and Role in Risk Oversight

Mr. Shunqing Zhang is our chairman and chief executive officer. We have three independent directors. Our lead independent director is David Ming He. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

  The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

  The Nominating Committee oversees risks related to the Company’s governance structure and processes.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Shunqing Zhang, our President and Chief Executive Office, Ningfang Liang, our former Chief Financial Officer. Our interim Chief Financial Officer Shuxian Li was appointed on January 11, 2013 and thus we did not pay any compensation to her for her services as executive officer of the Company in the past two years.

No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shunqing Zhang, Chairman, CEO, President	2012	47,520	-	-	-	-	-	-	47,520 (1)
	2011	77,450	-	-	-	-	-	-	77,450
Ningfang Liang, former CFO (2)	2012	63,000	-	-	-	-	-	27,000	90,000
	2011	45,000	-	-	-	-	-	-	45,000

(1)	Mr. Zhang took a voluntary pay cut in 2012.
(2)	Mr. Liang resigned as our CFO on January 8, 2013.

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreement

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees. Our subsidiary Henan Gengsheng has employment agreements with the following named executive officers:

Shunqing Zhang. Mr. Zhang’s preliminary employment agreement became effective as of January 1, 2007 and expired on December 31, 2009. We have renewed his employment agreement in January 2010 and 2012, which will expire on December 31, 2013 and continue on a year-to-year basis thereafter unless terminated by either party on not less than 30 days’ notice. Mr. Zhang is entitled to an annual salary of RMB 500,000 (approximately $77,450) under the agreement but voluntarily received a reduced salary of approximately $47,520 during the fiscal year of 2012.

Ningfang Liang. Pursuant to employment agreement that the Company and Mr. Liang entered into on June 30, 2011, Mr. Liang will be entitled to an annual salary of $90,000. The employment agreement has an initial term (the “Initial Term”) commencing as of June 27th, 2011 and expiring on June 26th, 2012, and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days notice prior to the expiration of the Initial Term or any one-year extension. On January 8, 2013, Mr. Liang resigned as our Chief Financial Officer.

Shuxian Li. Ms. Li was appointed the interim Chief Financial Officer of the Company on January 11, 2013. Pursuant to the employment agreement dated January 11, 2013 between the Company and Ms. Li, Ms. Li will be entitled to an annual salary of Renminbi 180,000 (approximately $28,931) and will serve as the Company’s interim Chief Financial Officer until a suitable candidate for Chief Financial Officer has been qualified and selected by the Company.

Director Compensation

On November 18, 2009, we appointed Mr. Ming He and Mr. Jingzhong Yu as our independent directors, with engagement term to be one year, renewable for additional one year terms unless terminated by 30 days’ notice. On July 15, 2011, we appointed Mr. Ningsheng Zhou as our director for one year, renewable for additional one year terms unless terminated by 30 days’ notice. On October 5, 2011, we appointed Mr. Hsin-I Lin as our independent director, with engagement term to be one year, renewable for additional one year terms unless terminated by 30 days’ notice. Our board consists of five members, including the CEO, Mr. Shunqing Zhang, sits as the Chairman, Mr. Ningsheng Zhou, and along with the three independent directors. During the 2012 fiscal year, we did not pay Mr. Shunqing Zhang any compensation for his services as our director. For their function as directors, we paid Mr. Zhou, Mr. He, Mr. Yu and Mr. Lin in the amount of $19,008 (RMB 120,000), $25,000, $7,920 (RMB 50,000) and $25,000 respectively. We do reimburse our directors for reasonable travel expenses related to duties as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 15, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of GengSheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Officers and Directors
Shunqing Zhang	CEO and President	Common Stock, $0.001 par value	15,231,748	56.83%

Shuxian Li	Interim Chief Financial Officer	Common Stock, $0.001 par value	0	*

Ming He	Independent Director	Common Stock, $0.001 par value	10,000	*

Jingzhong Yu	Independent Director	Common Stock, $0.001 par value	0	*

Ningsheng Zhou	Director	Common Stock, $0.001 par value	0	*

Hsin-I Lin	Independent Director	Common Stock, $0.001 par value	0	*

All officers and directors as a group (6 persons named above)		Common Stock, $0.001 par value	15,241,748	56.87%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of April 15, 2013, a total of 26,803,044 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options, warrants and other convertible securities exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the fiscal year of 2012, Mr. Shunqing Zhang, our Chairman and Chief Executive Officer, loaned the Company an aggregate of $158,500. The loans are interest free and unsecured. The loans are still outstanding as of the date of this report. Additionally, Mr. Zhang also guaranteed a short term loan for the Company from a third party company of $3,170,000, with an interest of $24% per annum. The loan was fully settled on March 11, 2013.

During the fiscal year of 2011, Mr. Zhang provided guarantee for certain loans of the Company which have been fully settled.

Except described above, there were no other material transactions, or series of similar transactions, during our last two fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

Our board of directors is currently composed of five members, Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Ningsheng Zhou, Mr. Ming He, who is an independent director and Chairman of Audit Committee, Mr. Jingzhong Yu, who is an independent director and Chairman of Compensation Committee and Mr. Hsin-I Lin, who is an independent director and Chairman of Nominating Committee. Mr. Zhang and Mr. Zhou are not an “independent director” as defined by Section 303A.02 of the NYSE Listed Company Manual.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF Hong Kong, was our independent registered public accounting firm engaged to examine our consolidated financial statements from the date of recapitalization on April 25, 2007 to December 7, 2012.

EFP Rotenberg, LLP was appointed our independent registered public accounting firm on January 2, 2013.

Fees for the fiscal years ended December 31, 2012 and 2011

Audit Fees. PKF Hong Kong, was paid aggregate fees of approximately $45,144 for the reviews of the financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 and approximately $143,485 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements for the year ended December 31, 2011.

EFP Rotenberg, LLP was paid aggregate fee of approximately $140,000 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2012.

Audit Related Fees. PKF Hong Kong, was not paid additional fees for the fiscal years December 31, 2012 and December 31, 2011 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. PKF Hong Kong, was not paid any fees for the fiscal years ended December 31, 2012 and December 31, 2011 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. PKF Hong Kong, was paid no other fees for professional services during the fiscal years ended December 31, 2012 and December 31, 2011.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee and board of directors reviewed and approved all audit services provided by PKF Hong Kong, and has determined that the firm's provision of such services to us during 2012 is compatible with and did not impair the independence of PKF Hong Kong. It is the practice of our audit committee and board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

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

Exhibit No.	Description
3.5	Amended and Restated Bylaws of the Registrant, adopted on May 23, 2006 [Incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

4.1	Form of Registration Rights Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

10.1	Employment Agreement, dated January 1, 2012, by and between China GengSheng Minerals, Inc. and Shunqing Zhang*

10.2	Agreement, dated June 19, 2011, by and between Zhengzhou Duesail Fracture Proppant Co., Ltd. and another party. (confidential treatment has been requested with respect to certain portions of this agreement) [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 23, 2011 in commission file number 0-51527]

10.3	Subscription Agreement dated March 31, 2011, by and between China GengSheng Minerals, Inc. and Yili Yiqiang Silicon Company (the “Silicon”) and Silicon’s two shareholders [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 6, 2011 in commission file number 0-51527]

10.4	Employment Agreement, dated January 11, 2013, by and between Ms. Shuxian Li and the Company [Incorporated by reference to Exhibit 10.1 to the Registration’s current report on Form 8-K filed on January 14, 2013 in commission file number 001-34649].

14	Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007, in commission file number 0-51527].

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 to the Registrant’s current report on Form 8-K field on April 16, 2012 in commission file number 001-34649.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes to exhibits * Filed herewith

China GengSheng Minerals, Inc.

Consolidated Financial Statements
For the years ended December 31,
2012 and 2011

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheet of China GengSheng Minerals, Inc. and its subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Certified Public Accountants
Rochester, New York
April 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheets of China GengSheng Minerals, Inc. (the "Company") and its subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
April 16, 2012

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$5,408,309	$3,594,361
Restricted cash	27,079,527	21,094,008
Trade receivables, net	55,811,468	49,167,748
Bills receivable	9,913,668	6,331,997
Other receivables and prepayments, including related parties, net	9,500,177	8,451,185
Advances to senior management	9,005	360,162
Inventories, net	12,971,168	16,956,582
Deferred tax assets, net of valuation allowance	210,544	-

Total current assets	120,903,866	105,956,043

Deposits for acquisition of a non-consolidated affiliate	-	1,092,041
Investment in a non-consolidated affiliate	1,040,492	-
Deposits for acquisition of land use right, property, plant and equipment	-	618,892
Goodwill, net	-	-
Intangible assets, net	-	-
Property, plant and equipment, net	36,425,004	37,164,849
Land use rights	4,035,948	3,137,961

TOTAL ASSETS	$162,405,310	$147,969,786

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$23,808,926	$18,671,086
Bills payable	13,995,550	16,385,340
Other payables and accrued expenses	7,561,146	8,877,407
Deferred revenue - Government grants	649,612	443,632
Provision of warranty	100,570	184,778
Income taxes payable	166,719	218,038
Non-interest-bearing loans, including related party	6,760,465	3,318,472
Collateralized short-term bank loans	65,196,883	45,974,022
Loan from third party	3,170,000	-
Deferred tax liabilities	513,524	112,625
Warrant liabilities	-	-

TOTAL LIABILITIES	121,923,395	94,185,400

COMMITMENTS AND CONTINGENCIES

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $0.001 par value 100,000,000 shares authorized in 2012 and 2011; issued and outstanding 26,803,044 shares in 2012 and 2011	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	7,994,358	7,713,341
Retained earnings	(3,997,894)	9,541,560
Total China GengSheng Minerals, Inc. stockholders' equity	40,331,549	53,589,986
NONCONTROLLING INTEREST	150,366	194,400

TOTAL STOCKHOLDERS’ EQUITY	40,481,915	53,784,386

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$162,405,310	$147,969,786

The accompanying notes are an integral part of these consolidated financial statements.

China GengSheng Minerals, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2012	2011
Sales revenue	$73,534,827	$76,935,665
Cost of goods sold	60,885,990	60,726,627

Gross profit	12,648,837	16,209,038

Operating expenses
Allowance for doubtful accounts	1,730,835	1,334,736
General and administrative expenses	7,318,775	7,010,822
Impairment on fixed assets	287,247	-
Impairment on goodwill	-	441,089
Impairment on intangible assets	-	309,800
Research and development expenses	923,403	699,367
Selling expenses	9,629,997	9,491,077
Total operating expenses	19,890,257	19,286,891
Loss from operations	(7,241,420)	(3,077,853)

Other (expenses) income
Government grant income	558,665	379,505
Guarantee income	562,847	614,472
Guarantee expenses	(461,578)	(518,141)
Equity in net loss of a non-consolidated affiliate	(59,143)	-
Interest income	813,049	916,387
Impairment on deposit for acquisition of a non-consolidated
affiliate	-	(1,248,804)
Change in fair value of warrant liabilities	-	970,000
Other income	25,845	14,788
Finance costs	(7,300,886)	(5,278,802)

Total other expenses	(5,861,201)	(4,150,595)

Loss before income taxes and noncontrolling interest	(13,102,621)	(7,228,448)
Income taxes	(492,289)	(325,146)

Net loss before noncontrolling interest	(13,594,910)	(7,553,594)
Net loss attributable to noncontrolling interest	55,456	48,282

Net loss attributable to Company’s common stockholders	$(13,539,454)	$(7,505,312)

Net loss before noncontrolling interest	$(13,594,910)	$(7,553,594)
Other comprehensive income
Foreign currency translation adjustment	292,439	1,716,651

Comprehensive loss	(13,302,471)	(5,836,943)
Comprehensive loss attributable to noncontrolling interest	44,034	95,517

Comprehensive loss attributable to Company’s common stockholders	$(13,258,437)	$(5,741,426)

Loss per share - Basic and diluted attributable to Company’s common stockholders	$(0.49)	$(0.28)

Weighted average number of shares - Basic and diluted	26,803,044	26,754,737

The accompanying notes are an integral part of these consolidated financial statements.

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011
Cash flows from operating activities
Net loss before noncontrolling interest	$(13,594,910)	$(7,553,594)
Adjustments to reconcile net loss before noncontrolling interest to net cash used in operating activities:
Depreciation	3,041,657	2,271,268
Impairment of fixed assets	287,247	-
Impairment of goodwill	-	441,089
Impairment of intangible assets	-	309,800
Impairment on deposit for acquisition of a non-consolidated affiliate	-	1,248,804
Amortization of land use rights	229,498	28,428
Amortization of intangible assets	-	77,450
Equity in net loss of a non-consolidated affiliate	59,143	-
Deferred taxes	189,696	208,518
Loss on disposal of property, plant and equipment	318,826	4,319
Share-based compensation	-	7,965
Guarantee expenses	461,578	518,141
Guarantee income	(562,847)	(614,472)
Provision for obsolete inventories	123,422	-
Allowance for doubtful accounts	1,730,835	1,334,736
Deferred revenue amortized	(316,800)	(356,270)
Change in fair value of warrant liabilities	-	(970,000)
Exchange gain	(60,073)	(163,440)
Changes in operating assets and liabilities:
Restricted cash	10,358,814	(3,678,875)
Trade receivables	(7,452,975)	(5,205,716)
Bills receivable	(3,451,040)	(3,134,922)
Other receivables and prepayments	(2,185,817)	(1,944,805)
Advances to senior management	315,157	(301,907)
Inventories	3,978,007	(676,480)
Trade payables	4,721,613	3,892,832
Provision of warranty	(85,446)	110,634
Bills payable	(2,586,867)	7,493,190
Other payables and accrued expenses	(1,901,343)	3,524,992
Income taxes payable	(157,566)	(405,102)

Net cash flows used in operating activities	(6,540,191)	(3,533,417)
Cash flows from investing activities
Payments to acquire and deposit for acquisition of land use right, property, plant and equipment	(1,276,883)	(13,899,189)
Proceeds from disposal of property, plant and equipment	9,477	12,983
Net cash flows used in investing activities	(1,267,406)	(13,886,206)

Cash flows from financing activities
Net proceeds from issuance of shares	-	9,258,473
Government grant received	357,984	436,586
Restricted cash	(16,193,232)	5,070,605
Proceeds from bank loans	75,040,860	107,636,911
Repayment of bank loans	(56,151,216)	(104,913,150)
Proceeds from non-interest bearing loans	4,380,528	4,266,233
Repayment of non-interest bearing loans	(996,432)	(1,706,840)
Proceeds from third party loans	11,088,000	-
Repayment of third party loans	(7,920,000)	-

Net cash flows provided by financing activities	9,606,492	20,048,818

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows (Cont’d)

	Year ended December 31,
	2012	2011

Effect of foreign currency translation on cash and cash equivalents	15,053	40,114

Net increase in cash and cash equivalents	1,813,948	2,669,309
Cash and cash equivalents - beginning of year	3,594,361	925,052

Cash and cash equivalents - end of year	$5,408,309	$3,594,361

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$7,055,208	$5,550,951
Income taxes	$346,723	$520,676

Non-cash investing and financing activities:
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$82,338	$99,084
Proceeds from government grant receivables settled by offsetting non-interest-bearing loan from government	-	$384,648
Warrants issued to investors in connection with public placement	-	$970,000
Acquisition of Yili YiQiang Silicon Limited by offsetting deposit for acquisition of a non-consolidated affiliate	$1,098,979	$-
Acquisition of property, plant and equipment through the offset of accounts payable, other payables, and accounts receivable	$1,496,356	$-

The accompanying notes are an integral part of these consolidated financial statements.

China GengSheng Minerals, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

		China GengSheng Minerals, Inc. stockholders
					Accumulated
	Common stock				other
	Number of		Additional	Statutory and	comprehensive	Retained	Noncontrolling
	shares	Amount	paid-in capital	other reserves	income	earnings	interest	Total

Balance, December 31, 2010	24,294,386	$24,294	$19,903,388	$7,521,114	$5,949,455	$17,636,730	$289,917	$51,324,898
Common stock issued for proceeds of $10 million	2,500,000	2,500	9,027,500	-	-	-	-	9,030,000
Cost of raising capital	-	-	(741,534)	-	-	-	-	(741,534)
Common stock issued and allotted for share- based payment at fair value	8,658	9	7,956	-	-	-	-	7,965
Net loss	-	-	-	-	-	(7,505,312)	(48,282)	(7,553,594)
Foreign currency translation adjustments	-	-	-	-	1,763,886	-	(47,235)	1,716,651
Appropriation to reserves	-	-	-	589,858	-	(589,858)	-	-
Balance, December 31, 2011	26,803,044	26,803	28,197,310	8,110,972	7,713,341	9,541,560	194,400	53,784,386
Net loss	-	-	-	-	-	(13,539,454)	(55,456)	(13,594,910)
Foreign currency translation adjustments	-	-	-	-	281,017	-	11,422	292,439

Balance, December 31, 2012	26,803,044	$26,803	$28,197,310	$8,110,972	$7,994,358	$(3,997,894)	$150,366	$40,481,915

The accompanying notes are an integral part of these consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

1.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effecting the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE MKT LLC (formerly the American Stock Exchange) under the symbol CHGS. Prior to March 4, 2010, the Company’s common stock traded on the Over-the-Counter Bulletin Board under the symbol CHGS.OB.

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
as of December 31, 2012 and 2011

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

3.	Summary of significant accounting policies

Basis of consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Noncontrolling interest

Noncontrolling interest resulted from the consolidation of an 89.33% owned subsidiary, High-Temperature.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, other receivables, inventories, deferred income taxes, provision of warranty, the estimation on useful lives of property, plant and equipment and the impairment of long-lived assets. Actual results could differ from those estimates.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of December 31, 2012 and 2011, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, sales to the following customers represented 10% or more of the Company’s consolidated sales:

	Year ended December 31,
	2012	2011
Jilin Petroleum Group Company Ltd.	$9,016,032	$-
Shangdong Steel Co., Ltd. Rizhao Subsidiary	8,585,732	8,539,268
Shanghai Jolly Trading Co., Ltd.	-	10,873,027
AMSAT International Limited	-	6,504,751
	$17,601,764	$25,917,046

During the reporting periods, no customers represented 10% or more of the Company’s trade receivables.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2012, cash and cash equivalents of approximately $1.5 million were denominated in USD and were placed with a bank in Hong Kong. Approximately $3.9 million were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. As of December 31, 2011, cash and cash equivalents of approximately $2.4 million were denominated in USD and were placed with a bank in Hong Kong. Approximately $1.2 million were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. Cash and cash equivalents denominated in RMB are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

3.	Summary of significant accounting policies (Cont’d)

Based on the above assessment, the management changed the general provisioning policy during the year ended December 31, 2011 to make allowance equivalent to 5% of trade receivables due from 1 to 2 years, 40% of trade receivables due from 2 to 3 years and 90% of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

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

Investment in a non-consolidated affiliate

Investment in an entity over which the Company does not have control, but has significant influence, is accounted for using the equity method of accounting. The Company’s investment in Yili YiQiang Silicon Limited ("Yili") is reported in the consolidated balance sheets as investment in a non-consolidated affiliate (Note 9).

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The estimated useful lives for significant property and equipment are as follows:

Buildings	20 years
Plant and machinery	5-10 years
Furniture, fixtures and equipment	4 - 5 years
Motor vehicles	3 years

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

3.	Summary of significant accounting policies (Cont’d)

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of ASC 350 (previously SFAS No. 142). The provisions of ASC 350 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill. All intangible assets had been fully impaired as of December 31, 2011 (Note 10).

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

The management opined that there was an indication of impairment related to the buildings, machinery and equipments, and construction in progress at Prefecture. Based on the impairment review performed by the management as of December 31, 2012, an impairment loss of $287,247 was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.

Government grant

The government grant income is recognized in the consolidated statements of income and comprehensive income when the relevant performance criteria are met. Grants applicable to purchase property, plant and equipment are amortized over the life of the depreciable assets.

The government grants income of $558,665 for the year ended December 31, 2012 included environment protection subsidy of $316,800 and other subsidies of $241,865 provided by local government.

The government grants income of $379,505 for the year ended December 31, 2011 included subsidized interest payments of $356,270 and incentive payment of $23,235 for the advanced technology subsidy provided by the local government.

Government grants of $649,612 were recorded as deferred revenue as of December 31, 2012. These grants included subsidies provided by local government and will be recognized as income by the Company when certain milestones are achieved.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

3.	Summary of significant accounting policies (Cont’d)

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

Capitalized interest

The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period.

The amount of interest capitalized for 2012 and 2011 was insignificant.

Revenue recognition

Pure products sales - Sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers, the sales price is fixed or determinable and collection is reasonably assured.

Products sales with installation, testing, maintenance, repair and replacement - This kind of contract is signed as whole such that all of these service are provided for one fixed fee, and it does not separate the components of products, installation, testing, maintenance, repair and replacement. After delivery of products/materials to customers, the Company will do the installation and testing works, which takes one to two days, before acceptance and usage by customers. The product life cycle is very short and can normally be used for 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s materials. For each maintenance, repair and replacement, the Company will supply materials and do the installation and testing works again, which are regarded as separate sales by the Company. In other words, the Company will have sales to this kind of customer every couple of days. This kind of sales revenue is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation work and testing are completed and after acceptance by customers, the sales price is fixed or determinable and collection is reasonably assured.

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

Advertising expense amounting to $75,533 and $19,459 for the years ended December 31, 2012 and 2011, respectively, were included in selling expenses.

Shipping and handling costs amounting to $4,293,064 and $3,482,695 for the years ended December 31, 2012 and 2011, respectively, were included in selling expenses.

Research and development include cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. They are expensed when incurred. Research and development costs amounted to $923,403 and $699,367 for the years ended December 31, 2012 and 2011, respectively.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

3.	Summary of significant accounting policies (Cont’d)

Warranty

The Company maintains a policy of providing after sales support for certain products by way of a warranty program. As such these products are guaranteed for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. Further, the relevant customers are allowed to defer the settlement of a certain percentage (normally 10%) of the billed amount for a certain period of time (normally one year) after acceptance of the Company’s products under the warranty program. As of December 31, 2012 and 2011, such receivables amounted to $502,850 and $976,145 respectively and were included in trade receivables.

Since such products were well developed and highly mature, the Company did not encounter any significant claims from such customers based on past experience. Only a fraction of the Company’s sales are under warranty programs. Sales with warranty programs of $5.0 million and $9.1 million accounted for 6.8% and 11.8% of total revenues for the fiscal years of 2012 and 2011, respectively. The warranty programs guarantee the products for usage over a pre-agreed period of time of service life or a pre-determined number of heating times. If a claim qualifies under the program, the Company will be responsible to repair the system.

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
as of December 31, 2012 and 2011

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2012 and 2011 were RMB1 for $0.1585 and $0.1574 respectively. The average exchange rates for the years end December 31, 2012 and 2011 were RMB1 for $0.1584 and $0.1549 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Recorded in other comprehensive income are translation exchange gains which amounted to $292,439 and $1,716,651 for the years ended December 31, 2012 and 2011, respectively.

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

Off-balance sheet arrangements

Apart from the guarantee given as stated in Note 22(b) by the Company to third parties, the Company does not have any off-balance sheet arrangements.

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

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In October 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Topic 350 - Comprehensive Income, (“ASU 2013-02”), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

4.	Restricted cash and bills payable

	December 31
	2012	2011

Bank deposits held as collateral for bills payable (Note 4a)	$9,585,882	$12,552,650
Bank deposits held as collateral for bank loans (Note 16)	17,493,645	8,499,600
Other (4b)	-	41,758

	$27,079,527	$21,094,008

Note :

a)

The Company is requested by certain suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and would be usually matured within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintain deposits with such banks in amounts equal to 50% or 100% of the bills’ amounts issued.

Bills payable amounted to $13,995,550 and $16,385,340 as of December 31, 2012 and 2011, respectively.

b)	The amount was held by a third party due to the dispute with one supplier at Prefecture and was settled in the third quarter of 2012.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

5.	Trade receivables, net

	December 31,
	2012	2011

Trade receivables	$58,542,915	$51,214,568
Allowance for doubtful accounts	(2,731,447)	(2,046,820)
	$55,811,468	$49,167,748

An analysis of the allowance for doubtful debts accounts for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011

Balance at beginning of year	$2,046,820	$1,020,741
Addition of doubtful debt expenses, net	669,900	972,037
Translation adjustments	14,727	54,042

Balance at end of year	$2,731,447	$2,046,820

6.	Bills receivable

Bills receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Bills receivable can be sold by us at a discount before maturity.

As of December 31, 2012, the balance of bills receivable was $9,913,668, with maturities ranging from 1 day to 6 months.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

7.	Other receivables and prepayments, net and related party advances

	December 31,
	2012	2011

Government grant receivables (Note 7a)	$398,913	$550,396
Loans to third parties (Note 7b)	1,532,455	1,314,359
Value added tax and other tax recoverable	569,886	662,151
Deposits for purchase of raw materials	2,145,583	1,430,517
Other deposit	1,140,410	198,988
Prepayment	874,873	1,817,126
Other receivables	489,653	248,731
Related party advances (Note 7c)	4,172,518	2,986,134

	11,324,291	9,208,402
Allowance for doubtful accounts	(1,824,114)	(757,217)

	$9,500,177	$8,451,185

Advances to senior management (Note 7b)	$9,005	$360,162

An analysis of the allowance for doubtful accounts for the years ended December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011

Balance at beginning of year	$757,217	$374,590
Addition of doubtful debt expenses, net	1,060,935	362,699
Translation adjustments	5,962	19,928

Balance at end of year	$1,824,114	$757,217

Notes :

a)

As of December 31, 2012, government grant receivables represented incentive bonus of $398,913 from the local government for successful back-door listing and good performance by Refractories. The Company is currently evaluating the collectability and timing of the receipt of the grants.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management were mainly for handling sourcing activities and for travel and other expenses in the ordinary course of business.

c)	The amounts mainly represent staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

8.	Inventories, net

	December 31,
	2012	2011

Raw materials	$4,327,856	$5,542,691
Work-in-process	2,249,471	619,773
Finished goods	6,543,959	10,820,551

	13,121,286	16,983,015
Allowance for obsolete inventories	(150,118)	(26,433)

	$12,971,168	$16,956,582

During the year ended December 31, 2012, allowance for obsolete inventories of $123,422 was recognized in the cost of goods sold; no allowance for obsolete inventories was recognized in the year ended December 31, 2011.

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

	December 31,	December 31,
	2012	2011

Initial cost	$2,361,000	$2,361,000
Less: Impairment charge	(1,248,804)	(1,248,804)
Translation adjustments	(20,155)	(20,155)

	$1,092,041	$1,092,041
Less: Recognized as investment in a non-consolidated affiliate	(1,092,041)	-

Net	$-	$1,092,041

	December 31,	December 31,
	2012	2011

Investment in a non-consolidated affiliate	$1,092,041	$-
Less: Equity in net loss of a non-consolidated affiliate	(59,143)	-
Translation adjustments	7,594	-

Net	$1,040,492	$-

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

10.	Intangible assets, net and goodwill, net

	December 31,
	2012	2011
Unpatented technology (Note 10a)	$-	$393,500
Accumulated amortization	-	(77,450)
Translation adjustments	-	(6,250)

Net book value	-	309,800
Less: impairment charge	-	(309,800)

Net	$-	$-

	December 31,

	2012	2011
Goodwill (Note 10b)	$-	$441,089
Less: impairment charge	-	(441,089)

Net	$-	$-

Notes :

a)

During 2007, Refractories entered into a contract with an independent third party to purchase unpatented technology in relation to the production of mortar, at a cash consideration of $342,750. This consideration was mutually agreed between Refractories and such third party and this unpatented technology can be used for an unlimited period of time. Since its acquisition, an annual impairment review was performed by management and it was stated at cost less any impairment losses. In 2011, the expected useful life of the unpatented technology was reviewed and can be used up to 2015. Unpatented technology is stated at cost less any accumulated amortization and any identified impairment losses. Based on the result of the review performed at the end of 2011, the intangible asset was considered fully impaired.

During the year ended December 31, 2012 and 2011, the amortization charge was nil and $77,450 respectively.

b)

The goodwill was identified upon the acquisition of 100% equity interest in Prefecture, which represented the excess of the purchase price of $875,400 over the fair value of acquired identified net assets of Prefecture of $434,311 at the time of acquisition on June 12, 2008. Since its acquisition, annual impairment reviews have been performed by management. Based on the result of the review performed at the end of 2011, the goodwill was considered fully impaired.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

11.	Property, plant and equipment, net

	December 31,
	2012	2011
Costs:
Buildings	$25,669,609	$24,950,339
Plant and machinery	15,289,765	13,712,330
Furniture, fixtures and equipment	1,670,067	1,411,826
Motor vehicles	2,369,478	2,157,474

	44,998,919	42,231,969
Accumulated depreciation	(10,848,175)	(7,862,270)
Impairment charge	(223,539)	-
Construction in progress	2,497,799	2,795,150

Net	$36,425,004	$37,164,849

(i) During the reporting periods, depreciation is included in:

	Year ended December 31,
	2012	2011

Cost of goods sold and overhead of inventories	$2,302,382	$1,603,855
General and administrative expenses	739,275	667,413

	$3,041,657	$2,271,268

During the years ended December 31, 2012 and 2011, property, plant and equipment with carrying amounts of $410,640 and $116,386 were disposed of at considerations of $91,814 and $112,067 resulting in losses of $318,826 and $4,319, respectively.

(ii) Construction in Progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

12.	Land use rights

	December 31
	2012	2011

Right to use land	$4,427,495	$3,298,741
Accumulated amortization	(391,547)	(160,780)

	$4,035,948	$3,137,961

The Company obtained the right from the relevant PRC land authority for periods ranging from 39 to 50 years to use the lands on which the office premises, production facilities and warehouses of the Company are situated.

During the years ended December 31, 2012 and 2011, amortization amounted to $229,498 and $28,428 respectively.

The estimated aggregate amortization expenses for land use right for the five succeeding years are as follows:

Year
2013	$88,550
2014	88,550
2015	88,550
2016	88,550
2017	88,550
$442,750

As of December 31, 2012, land use rights with net book value of $3,062,931 of the Company were pledged as collateral under certain loan arrangements (Note 16).

13.	Other payables and accrued expenses

	December 31,
	2012	2011

Accrued audit fee	$90,135	$120,411
Other accrued expenses	216,273	151,884
Value added tax and other tax payables	2,979,263	2,950,004
Sales receipts in advance	392,898	2,723,249
Salaries payable	1,360,136	1,007,506
Staff welfare payable (Note 13a)	196,048	130,423
Advances from staff	1,066,429	595,539
Freight charges payable	3,833	128,524
Guarantee liability (Note 22b)	210,690	309,858
Other payables	1,045,441	760,009
	$7,561,146	$8,877,407

Note :

a)

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

14.	Provision of warranty

	Year ended December 31,
	2012	2011
Balance at beginning of year	$184,778	$69,739
Claims paid for the year	(81,346)	(49,266)
Provision for the year	(2,862)	164,305
Balance at end of year	$100,570	$184,778

15.	Non-interest-bearing loans

The loans represent interest-free and unsecured loans from Company’s associates and a government entity and are repayable on demand.

The balance of non-interest-bearing loans as of December 31, 2012 included $158,500 (equivalent of RMB1,000,000) from Mr. Shunqing Zhang, the Chairman and CEO of the Company.

16.	Collateralized short-term bank loans

	December 31,
	2012	2011

Bank loans wholly repayable within 1 year	$65,196,883	$45,974,022

The above bank loans are denominated in RMB and carry average interest rates at 5.91% per annum with maturity dates ranging from four months to twelve months.

The bank loans as of December 31, 2012 were secured by the followings: -

(a)	Guarantee executed by business associates (Note 22b) up to the amount of $25,835,500;
(b)	Land use rights with carrying amount of $3,062,931 (Note 12);
(c)	Bank deposits of $17,493,645 (Note 4); and
(d)	Bills issued by banks.

17.	Loan from a third party

The loan is interest-bearing at 24% per annum from an unrelated company. It was guaranteed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and another employee of the Company. The loan had a maturity of three months and was fully settled on March 11, 2013.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

18.	Statutory and other reserves

The Company’s statutory and other reserves were comprised as follows:

	December 31,
	2012	2011
Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036
	$8,110,972	$8,110,972

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

19.	Finance costs

	Year ended December 31,
	2012	2011

Interest expenses	$3,688,791	$2,672,262
Bills discounting charges	3,612,095	2,606,540
	$7,300,886	$5,278,802

20.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2012, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

20.	Income taxes (Cont’d)

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

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates :

	Year ended December 31,
	Note:-	2012	2011
Refractories	(a)	15%	15%
High-Temperature	(a)	15%	15%
Duesail	(a)	15%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	25%

Note :

(a)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the fourth year of tax holidays in 2012. Refractories is in the third year of tax holidays in 2009 and starting from the fiscal year 2011, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate during 2011. Starting from the fiscal year 2011, High-Temperature is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry. The relevant authority granted it a certificate during 2011.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operation. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2012 and 2011.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

The components of the provision for income taxes from continuing operations are:

	Year ended December 31,
	2012	2011
Current taxes - PRC	$291,588	$116,628
Deferred taxes - PRC	200,701	208,518

	$492,289	$325,146

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

	Year ended December 31,
	2012	2011
Provision for income taxes at statutory income tax rate 25% in 2012 and 2011	$(3,275,657)	$(1,807,112)
Non-deductible items for tax	889,081	1,266,696
Income not subject to tax	(84,110)	(323,627)
(Over) under provision in prior year	177,827	(88,272)
Valuation allowance	2,349,343	1,245,097
Difference arising from preferential tax rate	599,404	237,263
NOL utilized	(64,381)	-
Tax holiday and tax concession	(99,218)	(204,899)

	$492,289	$325,146

During the years ended December 31, 2012 and 2011, the amounts of benefit from the tax holiday and tax concession were $99,218 and $204,899 and the effect on basic loss per share were $0.004 and $0.01, respectively.

Deferred tax assets (liabilities) as of December 31, 2012 and 2011 are composed of the following:

	December 31,
	2012	2011
PRC
Current deferred tax assets:
Allowance for doubtful debts	$694,516	$414,680
Other payables	108,522	6,783
Others	132,415	-

	935,453	421,463
Valuation allowance	(903,994)	(421,463)

	$31,459	$-

Non-current deferred tax assets:
Property, plant and equipment	$327,215	$159,601
Intangible assets	16,586	47,220

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

Tax losses carry forward	-	616,813
Valuation allowance	(164,716)	(823,634)

	$210,544	$-

Current deferred tax liabilities:
Other receivables and prepayments	$(31,758)	$(78,328)
Inventory	(9,276)	(9,211)
Intangible assets	(25,261)	(25,086)
Other	(447,229)	-

	$(513,524)	$(112,625)

21.	Loss per share

During the reporting periods, all the potential dilutive shares were not included in the computation of diluted loss per share because they were anti-dilutive. Accordingly, the basic and diluted loss per share are the same.

22.	Commitments and contingencies

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

During the years ended December 31, 2012 and 2011, the Company has incurred expenditures for routine pollutant discharge fees amounting to $18,691 and $19,987, respectively. These costs were included in general and administrative expenses.

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	December 31,
	2012	2011

Guaranteed amount	$30,939,200	$41,317,500

In 2010, the Company, in accordance with ASC 460, commenced to recognize the liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability as of December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011

Balance at beginning of year	$309,858	$392,978
Recognized expenses for the year	461,578	518,141
Recognized as income for the year	(562,847)	(614,472)
Translation adjustments	2,101	13,211

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

Balance at end of year	$210,690	$309,858

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

22.	Commitments and contingencies (Cont’d)

Guarantees as of December 31, 2012 are further analyzed as below:

					Principal repaid	Outstanding	Outstanding
	Term loan		Interest		up to	as of	interest as of	Estimated
	draw down		rate (per		December 31,	December 31,	December 31,	maximum
Guarantee	date	Expiry date	annum)	Loan principal	2012	2012	2012	exposure

Business associates
(Note i)	1/12/2012	1/11/2013	6.588%	7,925,000	-	7,925,000	30,039	7,955,039
	3/6/2012	3/5/2013	7.216%	2,060,500	-	2,060,500	30,144	2,090,644
	6/5/2012	6/4/2013	7.930%	4,755,000	-	4,755,000	170,457	4,925,457
	6/29/2012	6/26/2013	12.096%	792,500	-	792,500	49,112	841,612
	7/16/2012	7/15/2013	7.200%	3,170,000	-	3,170,000	129,440	3,299,440
	8/27/2012	8/26/2015	11.664%	1,585,000	-	1,585,000	495,869	2,080,869
	8/31/2012	8/30/2013	6.600%	713,250	-	713,250	32,630	745,880
	9/10/2012	9/9/2013	6.000%	427,950	-	427,950	18,502	446,452
	9/20/2012	9/19/2013	6.000%	3,170,000	-	3,170,000	142,259	3,312,259
	10/26/2012	10/25/2013	6.160%	3,170,000	-	3,170,000	165,312	3,335,312
	11/23/2012	11/22//2013	6.160%	3,170,000	-	3,170,000	179,757	3,349,757

				$30,939,200	$-	$30,939,200	$1,443,521	$32,382,721

Notes:

i)

During the year, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company. (Note 16). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of December 31, 2012, the Company had capital commitments of $876,526 in respect of the construction and renovation of office buildings and workshops; and $452,942 in respect of the purchase of machinery, which were not contracted for and provided in these financial statements.

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

22.	Commitments and contingencies (Cont’d)

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

23.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of operations and comprehensive loss. The Company contributed $522,336 and $466,371 for years ended December 31, 2012 and 2011, respectively.

24.	Segment information

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

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Revenue from external customers	$38,877,865	$46,571,586	$1,802,386	$429,417	$24,516,603	$22,526,371	$8,337,973	$7,408,291	$73,534,827	$76,935,665
Interest income	550,913	814,725	74	157	261,725	101,152	-	353	812,711	916,387
Interest expenses	4,244,148	3,027,223	1,966	113,044	1,456,920	2,123,777	1,597,118	14,245	7,300,152	5,278,289
Depreciation	735,391	695,404	115,394	114,978	1,217,880	631,501	972,992	829,385	3,041,657	2,271,268
Amortization	42,762	94,791	5,223	5,108	132,600	-	48,913	5,979	229,498	105,878
Segment (loss) profit	(8,376,074)	(6,484,382)	(512,232)	(441,166)	1,309,176	1,093,414	(5,234,674)	(2,295,119)	(12,813,804)	(8,127,253)
Segment assets	80,170,355	82,480,900	3,778,461	3,677,127	44,524,087	32,048,852	31,709,484	26,954,762	160,182,387	145,161,641
Capital expenditure	$1,897,177	$3,139,275	$27,540	$12,716	$715,830	$8,787,955	$132,692	$1,959,243	$2,773,239	$13,899,189

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

24.	Segment information (Cont'd)

Segment information by products for the years ended December 31, 2012 and 2011

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total
Year ended December 31, 2012
Revenue	$23,154,143	715,221	$15,008,501	$1,408,738	$338,480	$55,168	$24,516,603	$8,337,973	$73,534,827

Year ended December 31, 2011
Revenue	$27,289,068	$457,573	$18,824,945	$287,460	$128,205	$13,752	$22,526,371	$7,408,291	$76,935,665

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2012	2011

Total consolidated revenue	$73,534,827	$76,935,665

Total loss for reportable segments	$(12,813,804)	$(8,127,253)
Unallocated amounts relating to operations:
General and administrative expenses	(285,869)	(144,311)
Finance cost	(396)	(513)
Other income	(2,552)	1,043,629

Loss before income taxes and noncontrolling interest	$(13,102,621)	$(7,228,448)

	December 31,
	2012	2011
Assets

Total assets for reportable segments	$160,182,387	$145,161,641
Other receivables	737,866	430,558
Cash and cash equivalents	1,485,057	2,377,587

	$162,405,310	$147,969,786

China GengSheng Minerals, Inc.
Notes to Consolidated Financial Statements
as of December 31, 2012 and 2011

24.	Segment information (Cont'd)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

	Year ended December 31,
	2012	2011

PRC	$72,272,154	$68,606,749
United States	82,671	7,035,746
Others	1,180,002	1,293,170

Total	$73,534,827	$76,935,665

25.	Share-based compensation

In 2011, the Company granted to one former audit committee member 8,658 shares of common stock as awards for his services provided for the year of 2011. Share-based compensation expenses were calculated based on the market price on the date of issuance. The market price of 8,658 shares of common stock issued to the former audit committee member was $0.92.

There was no share-based compensation in 2012.

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
as of December 31, 2012 and 2011

27.	Warrant liabilities

In accordance with ASC 815, the one year warrants, which were issued in a public placement completed as of January 7, 2011 to purchase up to 1,000,000 common shares are not considered indexed to the Company’s own equity and should be classified as derivative financial liability at fair value for each reporting period. Accordingly, a part of the net proceed from the public placement amounting to $970,000 representing the fair value at initial recognition, was allocated to warrant liabilities.

The fair value of these warrants was calculated using black-scholes option valuation model. The assumptions that were used to calculate fair value of the warrants as of December 31, 2011 are as follows:

- Expected volatility of 80.45%
- Expected dividend yield of 0%
- Risk-free interest rate of 0.07%
- Expected lives of 11 days
- Exercise price of $4 per share

As of December 31, 2011, the fair value of warrant liabilities was $Nil, and corresponding gain on change in fair value of warrant liabilities of $970,000 was recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

Fair value accounting : ASC 820 establishes a valuation hierarchy for disclosure of the inputs to fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows :

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

Date: April 15, 2013

CHINA GENGSHENG MINERALS, INC.

/s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	Chief Executive Officer, President and Chairman	April 15, 2013
Shunqing Zhang	(Principal Executive Officer)

/s/ Shuxian Li	Interim Chief Financial Officer	April 15, 2013
Shuxian Li	(Principal Financial and Accounting Officer)

/s/ Ming He	Director	April 15, 2013
Ming He

/s/ Jingzhong Yu	Director	April 15, 2013
Jingzhong Yu

/s/ Ningsheng Zhou	Director	April 15, 2013
Ningsheng Zhou

/s/ Hsin-I Lin	Director	April 15, 2013
Hsin-I Lin