Form 10-Q
period 2013-03-31
CHINA GENGSHENG MINERALS, INC.
filed 2013-06-03
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of June 3, 2013, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,323,040	$5,408,309
Restricted cash	26,093,780	20,113,452
Trade receivables, net	47,750,053	55,811,468
Bills receivable	9,104,834	9,913,668
Other receivables and prepayments, including related parties, net	16,269,074	16,466,252
Advances to senior management	9,056	9,005
Inventories, net	12,463,888	12,971,168
Deferred tax assets, net of valuation allowance	211,740	210,544

Total current assets	116,225,465	120,903,866

Investment in a non-consolidated affiliate	1,021,176	1,040,492
Property, plant and equipment, net	36,720,739	36,425,004
Land use rights, net	4,039,879	4,035,948

TOTAL ASSETS	$158,007,259	$162,405,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$22,203,342	$23,808,926
Bills payable	4,096,580	13,995,550
Other payables and accrued expenses, including related parties	6,698,668	7,561,146
Deferred revenue - Government grants	1,187,291	649,612
Provision of warranty	139,086	100,570
Income taxes payable	177,836	166,719
Non-interest-bearing loans, including related parties	9,584,445	6,760,465
Collateralized short-term bank loans	76,574,835	65,196,883
Loan from third party	-	3,170,000
Deferred tax liabilities	515,972	513,524

TOTAL LIABILITIES	121,178,055	121,923,395

COMMITMENTS AND CONTINGENCIES

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)
(Unaudited)

	March 31,	December 31,
	2013	2012
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2013 and 2012, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2013 and 2012, issued and outstanding 26,803,044 shares in 2013 and 2012	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	8,155,655	7,994,358
Retained deficit	(7,806,522)	(3,997,894)

Total China GengSheng Minerals, Inc. stockholders' equity	36,684,218	40,331,549
NONCONTROLLING INTEREST	144,986	150,366

TOTAL STOCKHOLDERS’ EQUITY	36,829,204	40,481,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,007,259	$162,405,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Sales revenue	$10,433,417	$13,710,663
Cost of goods sold	9,551,749	10,994,309

Gross profit	881,668	2,716,354
Operating expenses
General and administrative expenses	1,720,985	1,728,711
Research and development expenses	216,454	162,996
Selling expenses	1,607,669	2,480,591

Total operating expenses	3,545,108	4,372,298

Loss from operations	(2,663,440)	(1,655,944)

Other (expenses) income
Government grant income	15,920	385,314
Guarantee income	98,543	153,554
Guarantee expenses	(91,540)	(129,178)
Equity in net loss of a non-consolidated affiliate	(25,193)	-
Interest income	350,965	52,574
Other income (expenses)	(3,503)	5,939
Finance costs	(1,427,589)	(1,750,192)

Total other expenses	(1,082,397)	(1,281,989)

Loss before income taxes and noncontrolling interest	(3,745,837)	(2,937,933)
Income taxes	(79,981)	(12,348)

Net loss before noncontrolling interest	(3,825,818)	(2,950,281)
Net loss attributable to noncontrolling interest	17,190	37,449

Net loss attributable to Company’s common stockholders	$(3,808,628)	$(2,912,832)

Net loss before noncontrolling interest	$(3,825,818)	$(2,950,281)
Other comprehensive income
Foreign currency translation adjustment	138,727	239,812

Comprehensive loss	(3,687,091)	(2,710,469)
Comprehensive loss attributable to noncontrolling interest	(22,570)	(20,005)

Comprehensive loss attributable to Company’s common stockholders	$(3,709,661)	$(2,730,474)

Loss per share - Basic and diluted attributable to Company’s common stockholders	$(0.14)	$(0.11)

Weighted average number of shares - Basic and diluted	26,803,044	26,803,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss before noncontrolling interest	$(3,825,818)	$(2,950,281)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation	769,959	725,675
Amortization of land use rights	18,963	21,649
Equity in net loss of a non-consolidated affiliate	25,193	-
Deferred taxes	(274)	12,348
Loss on disposal of property, plant and equipment	-	447
Guarantee expenses	91,540	129,178
Guarantee income	(98,543)	(153,554)
Allowance for doubtful accounts	234,153	304,678
Exchange gain	(35,728)	(55,660)
Changes in operating assets and liabilities:
Restricted cash	-	(118,875)
Trade receivables	8,133,661	1,445,883
Bills receivable	1,010,283	(4,622,703)
Other receivables and prepayments	1,668,409	(2,437,411)
Advances to senior management	-	362,678
Inventories	580,287	(4,230,052)
Trade payables	(1,738,591)	1,273,464
Provision of warranty	37,897	(18,160)
Bills payable	(10,112,163)	(1,024,020)
Other payables and accrued expenses	(886,628)	(3,217,498)
Income taxes payable	-	(147,063)
Net cash flows used in operating activities	(4,127,400)	(14,699,277)
Cash flows from investing activities
Payments for acquisition of property, plant and equipment	(858,748)	(1,196,013)
Net cash flows used in investing activities	(858,748)	(1,196,013)

Cash flows from financing activities
Government grant received	533,320	171,180
Restricted cash	(5,858,759)	(10,048,900)
Proceeds from bank loans	38,514,333	24,361,925
Repayment of bank loans	(27,520,395)	(2,932,250)
Proceeds from non-interest-bearing loans	3,122,268	642,137
Repayment of non-interest-bearing loans	(1,724,970)	(375,884)
Proceeds from third party loans	-	3,170,000
Repayment of third party loans	(3,184,000)	-
Net cash flows provided by financing activities	3,881,797	14,988,208

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Effect of foreign currency translation on cash and cash equivalents	19,082	9,531

Net decrease in cash and cash equivalents	(1,085,269)	(897,551)
Cash and cash equivalents - beginning of period	5,408,309	3,594,361

Cash and cash equivalents - end of period	$4,323,040	$2,696,810

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,417,501	$688,791
Income taxes	$68,291	$158,232

Non-cash investing and financing activities:
Proceeds from disposal of property, plant and equipment settled by offsetting trade
payables	$-	$11,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

1.	Basis of presentation

Basis of presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the “US GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on April 15, 2012.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Certain reclassifications have been made to December 31, 2012 to conform with current period’s presentation.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

2.	Corporate information (Cont’d)

Company name	Place/date of	The Company's	Common stock/	Principal activities
	incorporation or	effective ownership	registered capital
	establishment	interest

Smarthigh Holdings Limited ( “Smarthigh” )	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Zhengzhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. ( “Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

3.	Description of business

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

Refractories products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are a major raw material for producing monolithic refractory. Fine precision abrasive is used for slicing the solar-silicon bar and polishing the equipment surface. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as in the United States and other countries in Asia, and Europe.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

4.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of March 31, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, sales to the following customers represented 10% or more of the Company’s condensed consolidated sales:

	Three Months Ended
	March 31,
	2013	2012

Shangdong Steel Co., Ltd. Rizhao Subsidiary	$2,101,050	$2,144,544
Fushun New Steel Co., Ltd.	1,076,042	1,530,790
Trina Solar	56,060	2,038,554

	$3,233,152	$5,713,888

During the reporting periods, no customer represented 10% or more of the Company’s trade receivables.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Topic 350 - Comprehensive Income, (“ASU 2013-02”), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU had no significant impact on the Company’s condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

5.	Restricted cash and bills payable

	March 31,	December 31,
	2013	2012

Bank deposits held as collateral for bills payable (Note 5a)	$1,694,741	$2,168,082
Bank deposits held as collateral for bank loans (Note 14)	24,399,039	17,945,370

	$26,093,780	$20,113,452

Notes :

a)

The Company is requested by certain suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and usually mature within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintain deposits with such banks in amounts equal to 20%, 40%, 50% or 100% of the bills’ amounts issued.

Bills payable amounted to $4,096,580 and $13,995,550 as of March 31, 2013 and December 31, 2012, respectively.

6.	Trade receivables, net

	March31,	December 31,
	2013	2012

Trade receivables	$50,731,456	$58,542,915
Allowance for doubtful accounts	(2,981,403)	(2,731,447)

	$47,750,053	$55,811,468

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
	2013	2012

Balance at beginning of period	$2,731,447	$2,046,820
(Reversal) addition of doubtful accounts expense, net	234,153	(12,322)
Translation adjustments	15,803	11,719

Balance at end of period	$2,981,403	$2,046,217

7.	Bills receivables

Bills receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Bills receivable can be sold by us at a discount before maturity.

As of March 31, 2013, the balance of bills receivable was $9,104,834 with maturities ranging from 1 month to 6 months. As of December 31, 2012, the balance of bills receivable was $9,913,668.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

8.	Other receivables and prepayments, including related parties, net and advances to senior management

	March 31,	December 31,
	2013	2012

Government grant receivables (Note 8a)	$401,178	$398,913
Loans to third parties (Note 8b)	1,490,482	1,532,455
Value added tax and other tax recoverable	452,912	569,886
Deposits for purchase of raw materials	2,298,895	2,145,583
Other deposit	1,352,860	1,140,410
Prepayment	907,247	874,873
Other receivables	1,038,251	489,653
Related party advances (Note 8c)	10,161,720	11,138,593

	18,103,545	18,290,366
Allowance for doubtful accounts	(1,834,471)	(1,824,114)

	$16,269,074	$16,466,252

Advances to senior management (Note 8b)	$9,056	$9,005

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,
	(Unaudited)
	2013	2012

Balance at beginning of period	$1,824,114	$757,217
Addition of doubtful debt expenses, net	-	317,000
Translation adjustments	10,357	3,930

Balance at end of period	$1,834,471	$1,078,147

Notes :

a)

As of March 31, 2013, government grant receivables represented incentive bonus of $401,178 from the local government for successful back-door listing and good performance by Refractories. The Company is currently evaluating the collectability and timing of the receipt of the grants.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management were mainly for travel and other expenses in the ordinary course of business.

c)

The amounts represent staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business and staff advances of $6,391,940 and $6,966,075 used as collateral for the Company’s loans and bills payable related to financing activities as of March 31, 2013 and December 31, 2012, respectively.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

9.	Inventories, net

	March 31,	December 31,
	2013	2012

Raw materials	$4,205,269	$4,327,856
Work-in-progress	2,657,127	2,249,471
Finished goods	5,752,462	6,543,959

	12,614,858	13,121,286
Allowance for obsolete inventories	(150,970)	(150,118)

	$12,463,888	$12,971,168

No allowance for obsolete inventories was recognized in the cost of goods sold during the three months ended March 31, 2013 and 2012.

10.	Investment in a non-consolidated affiliate

The Company paid RMB 15 million (equivalent to $2.37 million) in August 2010 to acquire 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. The acquisition was completed on May 28, 2012.

	March 31,	December 31,
	2013	2012

Investment in a non-consolidated affiliate, beginning balance	$1,040,492	$1,092,041
Less: Equity in net loss of a non-consolidated affiliate	(25,193)	(59,143)
Translation adjustments	5,877	7,594

Investment in a non-consolidated affiliate	$1,021,176	$1,040,492

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

11.	Property, plant and equipment, net

	March 31,	December 31,
	2013	2012
Costs:
Buildings	$25,449,226	$25,669,609
Plant and machinery	15,856,899	15,289,765
Furniture, fixture and equipment	1,830,848	1,670,067
Motor vehicles	2,382,933	2,369,478

	45,519,906	44,998,919
Accumulated depreciation	(11,680,696)	(10,848,175)
Impairment charge	-	(223,539)
Construction in progress	2,881,529	2,497,799

Property, plant and equipment, net	$36,720,739	$36,425,004

(i)	During the reporting periods, depreciation is included in:

	Three Months Ended
	March 31,
	2013	2012

Cost of goods sold and overhead of inventories	$571,699	$542,685
General and administrative expenses	198,260	182,990

	$769,959	$725,675

There was no disposal of property, plant and equipment during the three months ended March 31, 2013. During the three months ended March 31, 2012, property, plant and equipment with carrying amounts of $11,542 were disposed for consideration of $11,095 to offset a trade payable balance, resulting in a loss of $447.

(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

(iii)	Impairment charge

The management opined that there was an indication of impairment related to the buildings, machinery and equipments, and construction in progress at Prefecture as of December 31, 2012. Based on the impairment review performed by the management, an impairment loss was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

12.	Other payables and accrued expenses, including related parties

	March 31,	December 31,
	2013	2012
Accrued audit fee	$12,000	$90,135
Other accrued expenses	236,629	216,273
Value added tax and other tax payables	2,367,125	2,979,263
Sales receipts in advance	310,090	392,898
Salaries payable	1,226,039	1,360,136
Staff welfare payable (Note 12a)	103,773	196,048
Advances from staff, including related parties	848,399	869,196
Freight charges payable	3,855	3,833
Guarantee liability (Note 18b)	204,875	210,690
Other payables	1,385,883	1,242,674
	$6,698,668	$7,561,146

Note :

a)

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

13.	Non-interest-bearing loans, including related parties

The loans represent interest-free and unsecured loans from the Company’s associates and a government entity and are repayable on demand. The balance of non-interest-bearing loans as of March 31, 2013 and December 31, 2012 included loans from related parties. Details of non-interest-bearing loans as of March 31, 2013 and December 31, 2012 are as follow.

	March 31,	December 31,
	2013	2012

Loans from third parties	$6,729,283	$3,763,741
Loan from a government entity	63,760	63,400
Loans from employees	2,632,002	2,774,824
Loan from Mr. Shunqing Zhang, the Chairman and CEO	159,400	158,500

Total non-interest-bearing loans	$9,584,445	$6,760,465

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

14.	Collateralized short-term bank loans

	March 31,	December 31,
	2013	2012

Bank loans repayable within 1 year	$76,574,835	$65,196,883

The above bank loans are denominated in RMB and carry average interest rates at 5.87% (2012: 8.14%) per annum with maturity dates ranging from one month to twelve months.

The bank loans as of March 31, 2013 were secured by the following:

(a)	Guarantees executed by business associates up to the amount of $25,185,200;

(b)	Land use rights with carrying amount of $3,066,896;

(c)	Bank deposits of $24,399,039 (Note 5); and

(d)	Bills issued by banks.

15.	Finance costs

	Three Months Ended
	March 31,
	2013	2012

Interest expense	$806,313	$889,601
Bills discounting charges	621,276	860,591

	$1,427,589	$1,750,192

16.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2013, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

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

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates:

		Period ended March 31,
	Note	2013	2012

Refractories	(a)	15%	15%
High-Temperature	(a)	15%	15%
Duesail	(a)	15%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	25%

Note :

(a)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilised tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the fifth year of tax holidays in 2013. Refractories was in the third year of tax holidays in 2009 and starting from the fiscal year 2011, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate during 2011. Starting from the fiscal year 2011, High-Temperature is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry. The relevant authority granted it a certificate during 2011.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of March 31, 2013 and December 31, 2012.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

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

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	March 31,	December 31,
	2013	2012

Guaranteed amount	$30,608,645	$30,939,200

In accordance with ASC 460, the Company recognized a liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	March 31,	December 31,
	2013	2012

Balance at beginning of period/year	$210,690	$309,858
Recognized as expenses for the period/year	91,540	461,578
Recognized as income for the period/year	(98,543)	(562,847)
Translation adjustments	1,188	2,101

Balance at end of period/year	$204,875	$210,690

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

18.	Commitments and contingencies (Cont’d)

Guarantees as of March 31, 2013 are further analyzed as below:-

					Principal	Outstanding	Outstanding
	Term loan		Interest		repaid up to	as of	interest as of	Estimated
	draw down	Expiration	rate (per		March 31,	March 31,	March 31,	maximum
Guarantee	date	date	annum)	Loan principal	2013	2013	2013	exposure

Business associates	6/5/2012	6/4/2013	7.930%	4,782,000	-	4,782,000	77,920	4,859,920
	6/29/2012	6/26/2013	12.096%	797,000	-	797,000	25,620	822,620
	7/16/2012	7/15/2013	7.200%	3,188,000	-	3,188,000	72,948	3,260,948
	8/27/2012	8/26/2015	11.664%	1,594,000	-	1,594,000	452,840	2,046,840
	8/31/2012	8/30/2013	6.600%	717,300	-	717,300	21,012	738,312
	9/10/2012	9/9/2013	6.000%	430,380	-	430,380	12,169	442,549
	9/20/2012	9/19/2013	6.000%	3,188,000	-	3,188,000	95,378	3,283,378
	10/26/2012	10/25/2013	6.160%	3,188,000	-	3,188,000	117,290	3,305,290
	11/23/2012	11/22//2013	6.160%	3,188,000	-	3,188,000	132,355	3,320,355
	1/12/2013	1/11/2014	8.640%	7,970,000	-	7,970,000	558,433	8,528,433

				$29,042,680	$-	$29,042,680	$1,565,965	$30,608,645

Notes:

During the period, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company (Note 14). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans on a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of March 31, 2013, the Company had capital commitments of $798,817 in respect of the construction of new office buildings and workshops; and $340,204 in respect of the purchase of machinery, which were not contracted for and provided in these financial statements.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

19.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive loss. The Company contributed $116,353 and $124,491 for the three months ended March 31, 2013 and 2012, respectively.

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

Three months ended March 31, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Revenue from external customers	$7,235,370	$9,941,627	$264,245	$331,279	$2,646,815	$998,345	$286,987	$2,439,412	$10,433,417	$13,710,663

Segment loss	$(2,045,541)	$(1,065,528)	$(161,107)	$(350,970)	$(350,119)	$(529,074)	$(1,125,958)	$(839,560)	$(3,682,725)	$(2,785,132)

	March 31,	December	March 31,	December	March 31,	December	March 31,	December	March 31,	December
	2013	31, 2012	2013	31, 2012	2013	31, 2012	2013	31, 2012	2013	31, 2012

Segment assets	$81,881,311	$80,170,355	$3,670,651	$3,778,461	$42,695,709	$44,524,087	$27,782,853	$31,709,484	$156,030,524	$160,182,387

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

20.	Segment information (Cont'd)

Segment information by products for the three months ended March 31, 2013 and 2012

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total

Three months ended March 31, 2013 (Unaudited)

Revenue	$4,199,664	$508,156	$2,527,550	$251,896	$-	$12,349	$2,646,815	$286,987	$10,433,417

Three months ended March 31, 2012 (Unaudited)

Revenue	$5,813,991	$26,790	$4,100,846	$316,635	$8,620	$6,024	$998,345	$2,439,412	$13,710,663

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylindsers and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three Months Ended March 31,
	2013	2012

Total consolidated revenue	$10,433,417	$13,710,663

Total loss for reportable segments	$(3,682,725)	$(2,785,132)
Unallocated amounts relating to operations:
General and administrative expenses	(63,112)	(152,963)
Other income	-	162

Loss before income taxes and noncontrolling interest	$(3,745,837)	$(2,937,933)

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2013 and 2012
(Unaudited)

20.	Segment information (Cont'd)

	March 31,	December 31,
	2013	2012
Assets

Total assets for reportable segments	$156,030,524	$160,182,387
Other receivables	737,498	737,866
Cash and cash equivalents	1,239,237	1,485,057

	$158,007,259	$162,405,310

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three Months Ended March 31,
	2013	2012

PRC	$10,164,056	$13,434,453
United States	-	24,523
Others	269,361	251,687

Total	$10,433,417	$13,710,663

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

Conventions

In this Form 10-Q, unless indicated otherwise, references to:

  “China GengSheng Minerals”, “we”, “us”, “our”, the “Registrant” or the “Company” refer to the combined business of China GengSheng Minerals, Inc., a Nevada corporation (formerly, China Minerals Technologies, Inc.) and its wholly-owned BVI subsidiary, GengSheng International Corporation, or GengSheng International, GengSheng International’s wholly-owned BVI subsidiary, Smarthigh Holding Limited, or Smarthigh and GengSheng International’s wholly-owned Chinese subsidiary, Zhengzhou Duesail Fracture Proppant Co. Ltd., or Duesail, and Duesail’s wholly-owned subsidiary, Henan Yuxing Proppant Co., Ltd., or Yuxing and GengSheng International’s wholly-owned Chinese subsidiary, Henan GengSheng Refractories Co., Ltd., or Refractories, and Refractories’s majority-owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd., or High Temperature, and Refractories’s wholly-owned subsidiary, Henan GengSheng Micronized Powder Materials Co., Ltd., or Micronized, and Henan GengSheng's wholly-owned subsidiary, Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd, or Prefecture;

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1585 for its December 31, 2012 audited balance sheet, and RMB1 = $0.1594 for its March 31, 2013 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1592 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first quarter of 2013, and RMB1 = $0.1585 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the first quarter of 2012; both of which were based on the average currency conversion rate for each respective quarter.

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

Our Products

The following table set forth sales information about our product mix in each of the first quarter of 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2013		2012

		Percentage of		Percentage of
	Revenue	net revenues	Revenue	net revenues

Refractories	$7,235	69.4%	$9,942	72.5%
Industrial Ceramics	264	2.5%	332	2.4%
Fracture Proppants	2,647	25.4%	998	7.3%
Fine Precision Abrasives	287	2.7%	2,439	17.8%
	$10,433	100.0%	$13,711	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 69.4% of total revenue in the first quarter of 2013. Our refractory products have high-temperature resistance and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 42.2% of the Company’s total sales in the first quarter of 2013, compared with 41.8% in the same period of 2012. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 2.5% of the total revenue in the first quarter of 2013. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 25.4% of the total revenue in the first quarter of 2013. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for approximately 2.7% of our total revenue in the first quarter of 2013. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Summary of Business Operations in First Quarter of 2013

Our financial performance in the first quarter of 2013 is summarized as follows:

  Sales revenue decreased by approximately $3.3 million, or 23.9%, to approximately $10.4 million for the first quarter of 2013, from approximately $13.7 million for the same period in 2012.

  Gross profit decreased by approximately $1.8 million, or 67.5%, to approximately $882,000 for the first quarter of 2013, from approximately $2.7 million for the same period in 2012. Gross profit margin was 8.5% for the first quarter of 2013, compared with 19.8% for the same period in 2012. The decrease in gross profit margin was primarily due to the lower gross profit margin in our refractories segment as the rising costs of production continued to impact us. Net loss increased by approximately $896,000, to approximately $3.8 million for the first quarter of 2013, from a net loss of approximately $2.9 million for the same period in 2012.

  Our condensed consolidated balance sheet (unaudited) as of March 31, 2013 included current assets of approximately $116.2 million and total assets of approximately $158.0 million.

Uncertainties that Affect our Financial Condition

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximate 717 million metric tons in 2012, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to close small to mid-sized steel makers reduced the overall demand for refractories. As revenue from our Refractories segment accounted for a large portion of our total sales revenue and many of our customers are in the steel industry, the continued industry consolidation of steel makers have a deep impact on us and further reduced our profit in the refractories segment.

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

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended March 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during the three-month periods ended March 31, 2013 and 2012.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended March 31, 2013		Ended March 31, 2012
		As a percentage		As a
	Dollars in	of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Sales Revenue	10,433	100.0%	13,711	100.0%
Cost of goods sold	9,551	91.5%	10,995	80.2%
Gross profit	882	8.5%	2,716	19.8%

Operating expenses
General & administrative expenses	1,721	16.5%	1,729	12.6%
Research and development expenses	216	2.1%	163	1.2%
Selling expenses	1,608	15.4%	2,480	18.1%
Total operating expenses	3,545	34.0%	4,372	31.9%

Loss from operations	(2,663)	-25.5%	(1,656)	-12.1%

Government grant income	16	0.2%	385	2.8%
Guarantee income	99	0.9%	153	1.2%
Guarantee expenses	(92)	-0.9%	(129)	-0.9%
Equity in net loss of a non-consolidated affiliate	(25)	-0.2%	-	0.0%
Interest income	351	3.4%	53	0.4%
Other income (expenses)	(4)	0.0%	6	0.0%
Finance costs	(1,428)	-13.7%	(1,750)	-12.8%

Loss before income taxes and noncontrolling interest	(3,746)	-35.9%	(2,938)	-21.4%
Income taxes	(80)	-0.8%	(12)	-0.1%
Noncontrolling interest	17	0.2%	37	0.3%

Net loss attributable to Company’s common stockholders	(3,809)	-36.5%	(2,913)	-21.2%

	Three-Month	Three-Month	Dollar ($)	Percentage
	Period Ended	Period Ended	Increase	Increase
Dollars in thousands	March 31, 2013	March 31, 2012	(Decrease)	(Decrease)

Sales Revenue	10,433	13,711	(3,278)	-23.9%
Cost of goods sold	9,551	10,995	(1,444)	-13.1%
Gross profit	882	2,716	(1,834)	-67.5%
Operating expenses
General & administrative expenses	1,721	1,729	(8)	-0.5%
Research and development expenses	216	163	53	32.5%
Selling expenses	1,608	2,480	(872)	-35.2%
Total operating expenses	3,545	4,372	(827)	-18.9%
Loss from operations	(2,663)	(1,656)	(1,007)	60.8%

Government grant income	16	385	(369)	-95.8%
Guarantee income	99	153	(54)	-35.3%
Guarantee expenses	(92)	(129)	37	-28.7%
Equity in net loss of a non-consolidated affiliate	(25)	-	(25)	-100.0%
Interest income	351	53	298	562.3%
Other income (expenses)	(4)	6	(10)	-166.7%
Finance costs	(1,428)	(1,750)	322	-18.4%

Loss before income taxes and noncontrolling interest	(3,746)	(2,938)	(808)	27.5%
Income taxes	(80)	(12)	(68)	566.7%
Noncontrolling interest	17	37	(20)	-54.1%

Net loss attributable to Company’s common stockholders	(3,809)	(2,913)	(896)	30.8%

The average conversion rates between RMB and U.S. dollar used for the condensed consolidated statements of operations and comprehensive loss increased approximately 0.4% during the reporting period of 2013 compared with the reporting period of 2012. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenues. Sales revenues decreased approximately $3.3 million, or 23.9% to approximately $10.4 million in the first quarter of 2013, from approximately $13.7 million in the same period of 2012. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was mainly attributable to the decreased sales from our refractories products and fine precision abrasives products which was partially offset by the increased sales from our fracture proppant products in the first quarter of 2013.

In our refractory segment, we sold 16,619 metric tons of refractory products in the first quarter of 2013, a 17.5% decrease compared with 20,143 metric tons sold in the same period of 2012. The revenue from our refractory products decreased to approximately $7.2 million in the first quarter of 2013 from approximately $9.9 million in the same period of 2012. In the first quarter of 2013, the average selling prices was $435 per metric ton, a decrease of 11.9% compared with the average selling price of $494 in the first quarter of 2012. The decrease in average selling prices reflected the weak demand of our refractories products.

In our fracture proppant segment, we sold 10,699 metric tons of fracture proppant products in the first quarter of 2013, compared with 2,673 metric tons sold in the same period of 2012. The increase in sales volume was primarily driven by the increased sales in domestic market as we started to sell our products to oil producers in China from the second quarter of 2012. Revenue was approximately $2.6 million in the first quarter of 2013, an increase of 165.2% compared with approximately $998,000 in the same period of 2012. Excluding foreign currency translation, the revenue increased approximately 164.1% compared with the same period of 2012. Average selling price decreased to $247 per metric ton in the first quarter of 2013, compared with $373 per metric ton in the same period of 2012. The decrease in average selling price was primarily due to the increased sales of low-grade products with lower selling prices in the first quarter of 2013.

In our industrial ceramics segment, sales revenue was approximately $264,000 in the first quarter of 2013 compared with approximately $332,000 in the same period of 2012.

In our fine precision abrasives segment, we realized sales of 174 metric tons in the first quarter of 2013, generating revenue of approximately $287,000. We sold 883 metric tons of fine precision abrasives products for approximately $2.4 million in the same period of 2012. The decrease in sales revenue was the result of weaker demand for fine precision abrasives products under current market conditions.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold decreased approximately $1.4 million, or 13.1%, to approximately $9.6 million in the first quarter of 2013 from approximately $11.0 million in the same period of 2012. Excluding foreign currency translation, our cost of goods sold decreased approximately $1.5 million, or 13.5% compared with the same period of 2012. As a percentage of net revenues, the cost of goods sold increased by 11.3% to 91.5% in the first quarter of 2013 from 80.2% in the same period of 2012. This increase was primarily due to higher raw material costs and lower revenue compared with the same period in 2012.

Gross profit. Our gross profit decreased approximately $1.8 million, or 67.5% to approximately $882,000 in the first quarter of 2013 from approximately $2.7 million in the same period of 2012. Gross profit as a percentage of net revenues was 8.5% in the first quarter of 2013, as compared with 19.8% in the same period of 2012. The decrease was primarily attributable to the higher raw material costs and labor and overhead costs in our refractory segment and the decreased gross profit in our fracture proppant segment as we sold more low-grade products with lower proft margin compared with the same period in 2012.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses stayed flat at approximately $1.7 million in the first quarter of 2013. As a percentage of net revenues, administrative expenses increased to 16.5% in the first quarter of 2013 as compared with 12.6% in the same period in 2012.

Research and development expenses. Our research and development expenses increased to approximately $216,000 in the first quarter of 2013, compared with approximately $163,000 in the same period in 2012, mainly due to more research and development activities in the first quarter of 2013.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses decreased by approximately $872,000, or 35.2% to approximately $1.6 million in the first quarter of 2013, compared with approximately $2.5 million in the same period in 2012. As a percentage of net revenues, our selling expenses decreased to 15.4% in the first quarter of 2013, as compared with 18.1% in the same period in 2012. The decrease in selling expenses was primarily attributable to the decrease in the transportation expenses and other sales related expenses compared to the same period in 2012.

Government grant income. Our government grant income was approximately $16,000 in the first quarter of 2013 compared with approximately $385,000 in the same period in 2012.

Equity in net loss of a non-consolidated affiliate. Equity in net loss of a non-consolidated affiliate was approximately $25,000 in the first quarter of 2013, relating to our investment in Yili YiQiang Silicon Limited (“Yili”).

Interest income. Our interest income increased by approximately $298,000 as more bank deposits are used as collateral for loans. These deposits usually have higher interest rates.

Finance costs. Our finance costs decreased by approximately $322,000, or 18.4% to approximately $1.4 million in the first quarter of 2013, from approximately $1.8 million in the same period in 2012. The decrease was primarily attributable to a decrease of approximately $239,000 in bills discounting charges and a decrease of approximately $83,000 in interest expense as the interest rates charged by banks were lower in the first quarter of 2013.

Loss before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $3.7 million in the first quarter of 2013, compared with approximately $2.9 million in the same period of 2012. The decrease was primarily attributable to the increase in loss from operations in the first quarter of 2013.

Income taxes. Our income taxes were approximately $80,000 in the first quarter of 2013, an increase of approximately $68,000 from approximately $12,000 in the same period of 2012. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes for the first quarter of 2013.

Net loss. Our net loss in the first quarter of 2013 was approximately $3.8 million, an increase of approximately $896,000 from approximately $2.9 million in the same period in 2012. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $4.3 million and restricted cash of approximately $26.1 million. Our current assets were approximately $116.2 million and our current liabilities were approximately $121.2 million as of March 31, 2013 which resulted in a current ratio of approximately 0.96. Total stockholders’ equity as of March 31, 2013 was approximately $36.8 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended March 31,
Dollars in thousands	2013	2012
Net cash used in operating activities	(4,127)	(14,699)
Net cash used in investing activities	(859)	(1,196)
Net cash provided by financing activities	3,882	14,988
Net cash outflows	(1,085)	(898)

Operating Activities

Net cash used in operating activities was approximately $4.1 million in the first quarter of 2013, compared with net cash used in operating activities of approximately $14.7 million in the same period of 2012. The decrease in net cash used in operating activities was primarily due to the decrease in trade receivables and bills receivable which was partially offset by the decrease in bills payable in the first quarter of 2013.

Investing Activities

Net cash used in investing activities in the first quarter of 2013 was approximately $859,000, a decrease of approximately $337,000 from net cash used in investing activities of approximately $1.2 million in the same period in 2012. The decrease in net cash used in investing activities in the first quarter of 2013 was primarily due to fewer activities related to our construction of manufacturing and administrative facilities.

Financing Activities

Net cash provided by financing activities was approximately $3.9 million in the first quarter of 2013, compared with net cash provided by financing activities of approximately $15.0 million in the same period of 2012. The decrease in cash flows from financing activities was primarily due to the increased repayments of loans in the first quarter of 2013.

Loan Facilities

We secured new loans totaling approximately $38.6 million from banks for our working capital needs and we repaid approximately $27.6 million in bank loans in the three months ended March 31, 2013. As a result, the balance of all our bank loans and bank borrowings as of March 31, 2013 was approximately $76.6 million, which includes short-term bank loans of approximately $30.6 million and bank borrowings secured by bank deposits of approximately $46.0 million.

As of March 31, 2013, the details of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount

1	Facility Bank Loan	Luoyang Bank	2012-04-25 to 2013-04-24	1 year	$3,188,000

2	Facility Bank Loan	Agricultural Bank of China	2012-04-28 to 2013-04-27	1 year	$5,100,800

3	Facility Bank Loan	Industrial and Commercial Bank of China	2012-05-09 to 2013-05-08	1 year	$717,300

4	Facility Bank Loan	China CITIC Bank	2012-06-26 to 2013-06-25	1 year	$2,391,000

5	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-07-31 to 2013-07-25	1 year	$717,300

6	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-08-27 to 2013-08-26	1 year	$797,000

7	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-08-29 to 2013-08-28	1 year	$398,500

8	Facility Bank Loan	Shanghai Pudong Development Bank	2012-09-05 to 2013-09-04	1 year	$2,869,200

9	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-10-15 to 2013-10-14	1 year	$430,380

10	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-12-26 to 2013-12-25	1 year	$2,869,200

11	Facility Bank Loan	Zhengzhou Bank	2013-01-07 to 2014-01-06	1 year	$4,782,000

12	Facility Bank Loan	Industrial and Commercial Bank of China	2013-02-26 to 2013-08-02	6 months	$2,550,400

13	Facility Bank Loan	Pingdingshan Bank	2013-02-27 to 2013-08-26	6 months	$1,594,000

14	Facility Bank Loan	Pingdingshan Bank	2013-02-27 to 2013-08-26	6 months	$797,000

15	Facility Bank Loan	Pingdingshan Bank	2013-03-28 to 2014-03-28	1 year	$1,362,870

16	Bank Borrowing	Puyang Commerical Bank	2012-10-16 to 2013-04-16	6 months	$797,000

17	Bank Borrowing	Puyang Commerical Bank	2012-10-17 to 2013-04-17	6 months	$797,000

18	Bank Borrowing	Puyang Commerical Bank	2012-10-30 to 2013-04-30	6 months	$797,000

19	Bank Borrowing	Puyang Commerical Bank	2012-10-31 to 2013-04-30	6 months	$797,000

20	Bank Borrowing	Puyang Commerical Bank	2012-11-01 to 2013-05-01	6 months	$478,200

21	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-11-02 to 2013-04-30	6 months	$844,820

22	Bank Borrowing	Puyang Commerical Bank	2012-11-12 to 2013-05-12	6 months	$1,594,000

23	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-11-13 to 2013-05-02	6 months	$478,200

24	Bank Borrowing	Puyang Commerical Bank	2012-11-13 to 2013-05-31	6 months	$3,188,000

25	Bank Borrowing	China Minsheng Bank	2012-11-15 to 2013-05-15	6 months	$2,657,198

26	Bank Borrowing	Other	2012-11-16 to 2013-04-26	6 months	$79,700

27	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-11-19 to 2013-05-16	6 months	$223,160

28	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-11-29 to 2013-05-20	6 months	$79,700

29	Bank Borrowing	Puyang Commerical Bank	2012-11-29 to 2013-05-28	6 months	$318,800

30	Bank Borrowing	Puyang Commerical Bank	2012-12-06 to 2013-06-05	6 months	$2,391,000

31	Bank Borrowing	Puyang Commerical Bank	2012-12-12 to 2013-06-11	6 months	$876,700

32	Bank Borrowing	Puyang Commerical Bank	2012-12-13 to 2013-06-13	6 months	$398,500

33	Bank Borrowing	Puyang Commerical Bank	2012-12-14 to 2013-06-13	6 months	$462,260

34	Bank Borrowing	Puyang Commerical Bank	2012-12-18 to 2013-06-17	6 months	$478,200

35	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2012-12-20 to 2013-06-13	6 months	$797,000

36	Bank Borrowing	China EverBright Bank	2013-01-17 to 2013-07-10	6 months	$1,084,175

37	Bank Borrowing	Puyang Commerical Bank	2013-01-21 to 2013-07-21	6 months	$876,700

38	Bank Borrowing	Puyang Commerical Bank	2013-01-22 to 2013-07-22	6 months	$876,700

39	Bank Borrowing	Puyang Commerical Bank	2013-01-23 to 2013-07-23	6 months	$876,700

40	Bank Borrowing	Puyang Commerical Bank	2013-01-24 to 2013-07-24	6 months	$797,000

41	Bank Borrowing	Puyang Commerical Bank	2013-01-28 to 2013-07-25	6 months	$797,000

42	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-01-29 to 2013-07-23	6 months	$478,200

43	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-01-31 to 2013-09-03	8 months	$1,275,200

44	Bank Borrowing	Puyang Commerical Bank	2013-02-01 to 2013-09-11	8 months	$1,434,600

45	Bank Borrowing	Puyang Commerical Bank	2013-02-05 to 2013-08-04	6 months	$956,400

46	Bank Borrowing	Puyang Commerical Bank	2013-02-06 to 2013-08-05	6 months	$637,600

47	Bank Borrowing	China Construction Bank	2013-02-07 to 2013-07-11	6 months	$318,800

48	Bank Borrowing	China EverBright Bank	2013-03-05 to 2013-09-01	6 months	$191,121

49	Bank Borrowing	Puyang Commerical Bank	2013-03-07 to 2013-09-06	6 months	$1,434,600

50	Bank Borrowing	Puyang Commerical Bank	2013-03-08 to 2013-09-08	6 months	$1,434,600

51	Bank Borrowing	Puyang Commerical Bank	2013-03-13 to 2013-09-13	6 months	$1,594,000

52	Bank Borrowing	Puyang Commerical Bank	2013-03-15 to 2013-09-14	6 months	$1,434,600

53	Bank Borrowing	China EverBright Bank	2013-03-21 to 2013-09-15	6 months	$139,252

54	Bank Borrowing	Puyang Commerical Bank	2013-03-21 to 2013-09-20	6 months	$9,564,000

55	Bank Borrowing	Puyang Commerical Bank	2013-03-26 to 2013-09-25	6 months	$1,275,200

We have facility bank loans of approximately $30.6 million, maturing from April 24, 2013 to March 28, 2014 and bank borrowings secured by bank deposits of approximately $46.0 million. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

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

On April 28, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $5.1 million (RMB 32 million) to Refractories for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On May 9, 2012, our subsidiary, Micronized, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $717,000 (RMB 4.5 million) to Micronized for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On June 26, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.4 million (RMB 15 million) to Refractories for a term of one year, at an interest rate of 6.94% per year on all outstanding principal.

On July 31, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $717,000 (RMB4.5 million) to Duesail for a term of one year, at an interest rate of 11.52% per year on all outstanding principal.

On August 27, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $797,000 (RMB 5.0 million) to Refractories for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On August 29, 2012, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $399,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On September 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On October 15, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $430,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 26, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with CCCG, whereby CCCG has agreed to loan approximately $2.9 million (RMB18 million) to Duesail for a term of one year, at an interest rate of 11.81% per year on all outstanding principal.

On January 7, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank (“ZB”), whereby ZB has agreed to loan approximately $4.8 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 7.80% per year on all outstanding principal.

On February 26, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with ICBC, whereby ICBC has agreed to loan approximately $2.6 million (RMB 16 million) to Refractories for a term of six months, at an interest rate of 7.56% per year on all outstanding principal.

On February 27, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Pingdingshan Bank (“PB”), whereby PB has agreed to loan approximately $1.6 million (RMB 10 million) to Refractories for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

On February 27, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $797,000 (RMB 5 million) to Duesail for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

On March 28, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $1.4 million (RMB 8.6 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration of Foreign Exchange approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of March 31, 2013 and December 31, 2012.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2013 and December 31, 2012.

	As of	As of
	March 31,	December 31,
	2013	2012

Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036
Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$36,684,218	$40,331,549
Restricted net assets as percentage of consolidated net assets	22.1%	20.1%

Total restricted net assets accounted for approximately 22.1% of our consolidated net assets as of March 31, 2013. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

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

The following is the aging analysis for accounts receivable as of March 31, 2013 and December 31, 2012:

	As of	As of
	March 31,	December 31,
	2013	2012

Due within 1 year	$41,263,128	$49,553,183
Due from 1 to 2 years	4,686,250	4,821,849
Due from 2 to 3 years	3,113,558	2,521,481
Due over 3 years	1,668,520	1,646,402

Total	$50,731,456	$58,542,915

The following is the aging analysis for bills receivable as of March 31, 2013 and December 31, 2012:

	As of	As of
	March 31,	December 31,
	2013	2012

Due within 6 months	$9,104,834	$9,913,668

Total	$9,104,834	$9,913,668

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

We noted that turnover days of accounts receivable in our refractories segment increased in the first quarter of 2013 due to the macro economic situation. However, we are usually willing to continue the relationship with our customers in the refractory segment and allow for additional time for them to make payments. In the meantime, since most of our large customers are state-owned steel producers and our products are essential for their daily operations, we have not seen a significant increase of risk related to the collection of accounts receivables.

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

The Company’s general provisioning policy is to record an allowance equivalent to 5% of trade receivables due from 1 to 2 years, 40% of trade receivables due from 2 to 3 years and 90% of trade receivables due over 3 years. Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Topic 350 - Comprehensive Income, (“ASU 2013-02”), which amends Topic 220 to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this ASU had no significant impact on the Company’s condensed consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Interim Chief Financial Officer, Ms. Shuxian Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on our assessment, Mr. Zhang and Ms. Li determined that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2013.

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

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA GENGSHENG MINERALS, INC.

Date: June 3, 2013	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: June 3, 2013	By: /s/ Shuxian Li
Shuxian Li
Interim Chief Financial Officer