Form 10-Q
period 2013-06-30
CHINA GENGSHENG MINERALS, INC.
filed 2013-08-19
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

OR

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

Yes [   ]    No [X]

As of August 19, 2013, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2013 (Unaudited) and 2012 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 (Unaudited) and 2012 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	38
Item 4.	Controls and Procedures.	38

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	38
Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 3.	Defaults Upon Senior Securities.	38
Item 4.	Mine Safety Disclosures.	38
Item 5.	Other Information.	38
Item 6.	Exhibits.	39

SIGNATURES

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets

	June 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,041,206	$5,408,309
Restricted cash	36,409,854	20,113,452
Trade receivables, net	50,048,029	55,811,468
Bills receivable	7,951,443	9,913,668
Other receivables and prepayments, including related parties, net	16,250,857	16,466,252
Advances to senior management	-	9,005
Inventories, net	13,384,865	12,971,168
Deferred tax assets, net of valuation allowance	214,928	210,544

Total current assets	127,301,182	120,903,866

Investment in a non-consolidated affiliate	1,011,749	1,040,492
Property, plant and equipment, net	36,348,623	36,425,004
Land use rights, net	4,033,441	4,035,948

TOTAL ASSETS	$168,694,995	$162,405,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$24,349,129	$23,808,926
Bills payable	6,358,740	13,995,550
Other payables and accrued expenses, including related parties	6,996,388	7,561,146
Deferred revenue - Government grants	1,205,167	649,612
Provision of warranty	57,042	100,570
Income taxes payable	180,514	166,719
Non-interest-bearing loans, including related parties	8,187,752	6,760,465
Collateralized short-term bank loans	80,443,109	65,196,883
Loans from a third party	5,663,000	3,170,000
Deferred tax liabilities	523,298	513,524

TOTAL LIABILITIES	133,964,139	121,923,395

COMMITMENTS AND CONTINGENCIES

China GengSheng Minerals, Inc.
Condensed Consolidated Balance Sheets (Cont’d)

	June 30,
	2013	December 31,
	(Unaudited)	2012
STOCKHOLDERS' EQUITY
Preferred stock - $0.001 par value per share; authorized 50,000,000 shares in 2013 and 2012, none issued and outstanding	$-	$-
Common stock - $0.001 par value per share; authorized 100,000,000 shares in 2013 and 2012, issued and outstanding 26,803,044 shares in 2013 and 2012	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	8,576,774	7,994,358
Retained deficit	(10,312,255)	(3,997,894)

Total China GengSheng Minerals, Inc. stockholders' equity	34,599,604	40,331,549
NONCONTROLLING INTEREST	131,252	150,366

TOTAL STOCKHOLDERS’ EQUITY	34,730,856	40,481,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,694,995	$162,405,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales revenue	$15,975,951	$19,620,215	$26,409,368	$33,330,878
Cost of goods sold	(12,240,442)	(16,565,669)	(21,792,191)	(27,559,978)

Gross profit	3,735,509	3,054,546	4,617,177	5,770,900

Operating expenses
General and administrative expenses	1,744,305	1,937,379	3,465,290	3,666,090
Research and development expenses	430,917	236,283	647,371	399,279
Selling expenses	2,101,448	2,790,552	3,709,117	5,271,143
Total operating expenses	4,276,670	4,964,214	7,821,778	9,336,512

Loss from operations	(541,161)	(1,909,668)	(3,204,601)	(3,565,612)

Other (expenses) income
Government grant income	58,186	-	74,106	385,314
Guarantee income	93,902	147,732	192,445	301,286
Guarantee expenses	(61,505)	(107,630	(153,045)	(236,808)
Equity in net loss of a non-consolidated affiliate	(24,996)	(8,567)	(50,189)	(8,567)
Interest income	171,895	186,375	522,860	238,949
Other income (expenses)	(51,252)	37,905	(54,755)	43,844
Finance costs	(1,765,382)	(1,949,938)	(3,192,971)	(3,700,130)

Total other expenses	(1,579,152)	(1,694,123)	(2,661,549)	(2,976,112)

Loss before income taxes and noncontrolling interest	(2,120,313)	(3,603,791)	(5,866,150)	(6,541,724)
Income taxes	(399,153)	(202,018)	(479,134)	(214,366)

Net loss before noncontrolling interest	(2,519,466)	(3,805,809)	(6,345,284)	(6,756,090)
Net loss attributable to noncontrolling interest	13,733	12,039	30,923	49,488

Net loss attributable to Company’s common stockholders	$(2,505,733)	$(3,793,770)	$(6,314,361)	$(6,706,602)

Net loss before noncontrolling interest	$(2,519,466)	$(3,805,809)	$(6,345,284)	$(6,756,090)
Other comprehensive income
Foreign currency translation adjustments	393,652	20,630	532,379	260,442

Comprehensive loss	(2,125,814)	(3,785,179)	(5,812,905)	(6,495,648)
Comprehensive loss attributable to noncontrolling interest	(27,467)	12,055	(50,037)	(7,950)

Comprehensive loss attributable to Company’s common stockholders	$(2,153,281)	$(3,773,124)	$(5,862,942)	$(6,503,598)
Loss per share - Basic and diluted attributable to Company’s common stockholders	$(0.08)	$(0.14)	$(0.22)	$(0.25)
Weighted average number of shares - Basic and diluted	26,803,044	26,803,044	26,803,044	26,803,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss before noncontrolling interest	$(6,345,284)	$(6,756,090)
Adjustments to reconcile net loss before noncontrolling interest to net cash flows used in operating activities:
Depreciation	1,554,300	1,545,430
Amortization of land use rights	50,066	38,380
Equity in net loss of a non-consolidated affiliate	50,189	8,567
Deferred taxes	(208)	12,157
Loss on disposal of property, plant and equipment	-	115,742
Guarantee expenses	153,045	236,808
Guarantee income	(192,443)	(301,286)
Allowance for doubtful accounts	524,936	573,147
Exchange gain	(173,653)	(65,741)
Changes in operating assets and liabilities:
Restricted cash	-	9,833,472
Trade receivables	5,910,843	(4,422,097)
Bills receivable	2,708,159	(5,921,005)
Other receivables and prepayments	1,763,362	(965,360)
Advances to senior management	9,153	362,450
Inventories	(142,712)	(1,184,365)
Trade payables	774,711	3,513,956
Provision of warranty	(45,425)	(75,223)
Bills payable	(8,442,812)	(7,741,312)
Other payables and accrued expenses	(631,666)	(1,965,058)
Income taxes payable	-	(147,762)
Net cash flows used in operating activities	(2,475,439)	(13,305,190)
Cash flows from investing activities
Payments for acquisition of property, plant and equipment	(819,904)	(1,677,628)
Net cash flows used in investing activities	(819,904)	(1,677,628)

Cash flows from financing activities
Government grant received	539,685	357,984
Restricted cash	(15,808,944)	(27,070,560)
Proceeds from bank loans	71,927,316	49,859,412
Repayment of bank loans	(58,098,588)	(11,555,280)
Proceeds from non-interest-bearing loans	7,016,030	576,646
Repayment of non-interest-bearing loans	(7,135,792)	(379,822)
Proceeds from third party loans	5,638,500	4,752,000
Repayment of third party loans	(3,222,000)	-
Net cash flows provided by financing activities	856,207	16,540,380

China GengSheng Minerals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Effect of foreign currency translation on cash and cash equivalents	72,033	11,026

Net increase (decrease) in cash and cash equivalents	(2,367,103)	1,568,588
Cash and cash equivalents - beginning of period	5,408,309	3,594,361

Cash and cash equivalents - end of period	$3,041,206	$5,162,949

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,295,665	$1,559,143
Income taxes	$422,645	$346,552

Non-cash investing and financing activities:
Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$-	$88,707
Acquisition of Yili YiQiang Silicon Limited by offsetting deposit for acquisition of a non-consolidated affiliate	$-	$1,098,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

2.	Corporate information (Cont’d)

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”)	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

3.	Description of business

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

Refractories products allow steel makers and other customers to improve the productivity and longevity of their equipment and machinery. Functional ceramic products mainly include abrasive balls and tiles, valves, electronic ceramics and structural ceramics. Fracture proppant products are used to reach trapped pockets of oil and natural gas deposits, which lead to higher productivities of oil and natural gas wells. Due to their heat-resistant qualities and ability to function under thermal stress, refractories serve as components in industrial furnaces and other heavy industrial machinery. Corundum materials are a major raw material for producing monolithic refractory. Fine precision abrasive is used for slicing the solar-silicon bar and polishing the equipment surface. The Company’s customers include some of the largest steel and iron producers located in 25 provinces in the PRC, as well as other countries in Asia and Europe.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

4.	Summary of significant accounting policies

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Concentrations and credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of June 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, sales to the following customers represented 10% or more of the Company’s condensed consolidated sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Shangdong Steel Co., Ltd. Rizhao Subsidiary	$2,296,747	$2,300,576	$4,397,797	$4,445,120
Fushun New Steel Co., Ltd.	1,943,986	1,455,371	3,020,028	2,986,161
CNPC Changqing Oilfield	2,695,321	-	2,695,321	-
Trina Solar	31,925	1,839,836	87,985	3,878,390

	$6,967,979	$5,595,783	$10,201,131	$11,309,671

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

5.	Restricted cash and bills payable

	June 30,	December 31,
	2013	2012

Bank deposits held as collateral for bills payable (Note 5a)	$4,858,854	$2,168,082
Bank deposits held as collateral for bank loans (Note 14)	31,551,000	17,945,370

	$36,409,854	$20,113,452

Notes :

a)

The Company is requested by certain suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free and usually mature within six months from the date of issuance. As collateral security for the banks’ undertakings, the Company is required to pay the bank charges as well as maintain deposits with such banks in amounts equal to 20%, 50% or 100% of the bills’ amounts issued.

Bills payable amounted to $6,358,740 and $13,995,550 as of June 30, 2013 and December 31, 2012, respectively.

6.	Trade receivables, net

	June 30,	December 31,
	2013	2012

Trade receivables	$53,363,563	$58,542,915
Allowance for doubtful accounts	(3,315,534)	(2,731,447)

	$50,048,029	$55,811,468

An analysis of the allowance for doubtful accounts for the three months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended
	June 30,
	2013	2012

Balance at beginning of period	$2,731,447	$2,046,820
Addition of doubtful accounts expense, net	524,936	256,347
Translation adjustments	59,151	13,004

Balance at end of period	$3,315,534	$2,316,171

7.	Bills receivables

Bills receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Bills receivable can be sold by us at a discount before maturity.

As of June 30, 2013, the balance of bills receivable was $7,951,443 with maturities ranging from 5 days to 6 months. As of December 31, 2012, the balance of bills receivable was $9,913,668.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

8.	Other receivables and prepayments, net and advances to senior management

	June 30,	December 31,
	2013	2012

Government grant receivables (Note 8a)	$407,218	$398,913
Loans to third parties (Note 8b)	1,501,006	1,532,455
Value added tax and other tax recoverable	440,602	569,886
Deposits for purchase of raw materials	2,408,228	2,145,583
Other deposit	1,325,854	1,140,410
Prepayment	2,105,862	874,873
Other receivables	904,632	489,653
Related party advances (Note 8c)	9,019,547	11,138,593

	18,112,949	18,290,366
Allowance for doubtful accounts	(1,862,092)	(1,824,114)

	$16,250,857	$16,466,252

Advances to senior management (Note 8b)	$-	$9,005

An analysis of the allowance for doubtful accounts for the three months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended
	June 30,
	2013	2012

Balance at beginning of period	$1,824,114	$757,217
Addition of doubtful debt expenses, net	-	316,800
Translation adjustments	37,978	4,811

Balance at end of period	$1,862,092	$1,078,828

Notes :

a)

As of June 30, 2013, government grant receivables represented incentive bonus of $407,218 from the local government for successful back-door listing and good performance by Refractories. The Company is currently evaluating the collectability and timing of the receipt of the grants.

b)

The loans to third parties mainly represent the loans to companies and government entity which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management were mainly for travel and other expenses in the ordinary course of business.

c)

The amounts represent staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business and staff advances of $4,854,000 and $6,355,850 used as collateral for the Company’s loans and bills payable related to financing activities as of June 30, 2013 and December 31, 2012, respectively.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

9.	Inventories, net

	June 30,	December 31,
	2013	2012

Raw materials	$3,851,303	$4,327,856
Work-in-progress	3,011,906	2,249,471
Finished goods	6,674,899	6,543,959

	13,538,108	13,121,286
Allowance for obsolete inventories	(153,243)	(150,118)

	$13,384,865	$12,971,168

No allowance for obsolete inventories was recognized in the cost of goods sold during the three months and six months ended June 30, 2013 and 2012.

10.	Investment in a non-consolidated affiliate

The Company paid RMB 15 million (equivalent to $2.37 million) in August 2010 to acquire 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. The acquisition was completed on May 28, 2012.

	June 30,	December 31,
	2013	2012

Investment in a non-consolidated affiliate, beginning balance	$1,040,492	$1,092,041
Less: Equity in net loss of a non-consolidated affiliate	(50,189)	(59,143)
Translation adjustments	21,446	7,594

Investment in a non-consolidated affiliate	$1,011,749	$1,040,492

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

11.	Property, plant and equipment, net

	June 30,	December 31,
	2013	2012
Costs:
Buildings	$25,990,156	$25,669,609
Plant and machinery	16,405,834	15,289,765
Furniture, fixture and equipment	1,863,115	1,670,067
Motor vehicles	2,879,388	2,369,478

	47,138,493	44,998,919
Accumulated depreciation	(12,634,351)	(10,848,175)
Impairment charge	-	(223,539)
Construction in progress	1,844,481	2,497,799

Property, plant and equipment, net	$36,348,623	$36,425,004

(i)	During the reporting periods, depreciation is included in:

	Six Months Ended
	June 30,
	2013	2012

Cost of goods sold and overhead of inventories	$1,150,415	$1,181,401
General and administrative expenses	403,885	364,029

	$1,554,300	$1,545,430

There was no disposal of property, plant and equipment during the six months ended June 30, 2013. During the six months ended June 30, 2012, property, plant and equipment with carrying amounts of $204,449 were disposed for consideration of $88,707 to offset a trade payable balance, resulting in a loss of $115,742.

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

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

12.	Other payables and accrued expenses, including related parties

	June 30,	December 31,
	2013	2012
Accrued audit fee	$-	$90,135
Other accrued expenses	242,212	216,273
Value added tax and other tax payables	2,614,615	2,979,263
Sales receipts in advance	224,099	392,898
Salaries payable	1,566,508	1,360,136
Staff welfare payable (Note 12a)	134,578	196,048
Advances from staff, including related parties	686,851	869,196
Other payable to senior management (Note 12b)	23,829	-
Freight charges payable	3,913	3,833
Guarantee liability (Note 18b)	175,506	210,690
Other payables	1,324,277	1,242,674
	$6,996,388	$7,561,146

Note:

a)

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

b)	Other payable to senior management was the unpaid reimbursed business expenses of Mr. Shunqing Zhang, the Chairman and CEO.

13.	Non-interest-bearing loans, including related parties

The loans represent interest-free and unsecured loans from the Company’s associates and a government entity and are repayable on demand. The balance of non-interest-bearing loans as of June 30, 2013 and December 31, 2012 included loans from related parties. Details of non-interest-bearing loans as of June 30, 2013 and December 31, 2012 are as follow.

	June 30,	December 31,
	2013	2012

Loans from third parties	$4,470,977	$3,763,741
Loan from a government entity	64,720	63,400
Loans from employees	3,490,255	2,774,824
Loan from Mr. Shunqing Zhang, the Chairman and CEO	161,800	158,500

Total non-interest-bearing loans	$8,187,752	$6,760,465

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

14.	Collateralized short-term bank loans

	June 30,	December 31,
	2013	2012

Bank loans repayable within 1 year	$80,443,109	$65,196,883

The above bank loans are denominated in RMB and carry average interest rates at 5.96% (2012: 6.86%) per annum with maturity dates ranging from 10 days to twelve months.

The bank loans as of June 30, 2013 were secured by the following:

(a)	Guarantees executed by business associates up to the amount of $22,004,800;

(b)	Land use rights with carrying amount of $4,033,441;

(c)	Bank deposits of $31,551,000 (Note 5); and

(d)	Bills issued by banks.

15.	Loans from a third party

The loans are interest-bearing at 24% per annum from an unrelated company. They were guaranteed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and another employee of the Company. These loans are payable no later than November 15, 2013 and November 30, 2013.

16.	Finance costs

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest expenses	$1,124,915	$853,622	$1,931,228	$1,743,223
Bills discounting charges	640,467	1,096,316	1,261,743	1,956,907

	$1,765,382	$1,949,938	$3,192,971	$3,700,130

17.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2013, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

17.	Income taxes (Cont’d)

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

		Period ended June 30,
	Note	2013	2012

Refractories	(a)	15%	15%
High-Temperature	(a)	15%	15%
Duesail	(a)	15%	12.5%
Prefecture		25%	25%
Micronized		25%	25%
Yuxing		25%	25%

Note:

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

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of June 30, 2013 and December 31, 2012.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

18.	Loss per share

During the reporting periods, all the potential dilutive shares were not included in the computation of diluted loss per share because they were anti-dilutive. Accordingly, the basic and diluted loss per share are the same.

19.	Commitments and contingencies

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

(b)	The Company guaranteed the following debts of third parties, which is summarized as follows:

	June 30,	December 31,
	2013	2012

Guaranteed amount	$27,861,960	$30,939,200

In accordance with ASC 460, the Company recognized a liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	June 30,	December 31,
	2013	2012

Balance at beginning of period/year	$210,690	$309,858
Recognized as expenses for the period/year	153,045	461,578
Recognized as income for the period/year	(192,445)	(562,847)
Translation adjustments	4,216	2,101

Balance at end of period/year	$175,506	$210,690

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

19.	Commitments and contingencies (Cont’d)

Guarantees as of June 30, 2013 are further analyzed as below:

					Principal	Outstanding
	Term loan		Interest		repaid up to	as of	Outstanding	Estimated
	draw down	Expiration	rate (per		June 30,	June 30,	interest as of	maximum
Guarantee	date	date	annum)	Loan principal	2013	2013	June 30,2013	exposure

Business associates	7/16/2012	7/15/2013	7.200%	3,236,000	-	3,236,000	15,320	3,251,320
	8/27/2012	8/26/2015	11.664%	1,618,000	-	1,618,000	412,089	2,030,089
	8/31/2012	8/30/2013	6.600%	728,100	-	728,100	9,216	737,316
	9/10/2012	9/9/2013	6.000%	436,860	-	436,860	5,745	442,605
	9/20/2012	9/19/2013	6.000%	3,236,000	-	3,236,000	47,875	3,283,875
	10/26/2012	10/25/2013	6.160%	3,236,000	-	3,236,000	68,812	3,304,812
	11/23/2012	11/22//2013	6.160%	3,236,000	-	3,236,000	84,104	3,320,104
	1/12/2013	1/11/2014	8.640%	8,090,000	-	8,090,000	390,661	8,480,661
	6/8/2013	6/6/2014	6.000%	3,236,000	-	3,236,000	186,181	3,422,181
	6/29/2013	6/25/2014	11.520%	809,000	-	809,000	92,431	901,431

				$27,861,960	$-	$27,861,960	$1,312,434	$29,174,394

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

(c)

As of June 30, 2013, the Company had capital commitments of $1,058,372 in respect of the construction of new office buildings and workshops which was not contracted for and provided in these financial statements.

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
June 30, 2013 and 2012
(Unaudited)

20.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the condensed consolidated statements of operations and comprehensive loss. The Company contributed $234,020 and $213,075 for the six months ended June 30, 2013 and 2012, respectively.

21.	Segment information

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

Three months ended June 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Revenue from external customers	$10,267,475	$11,616,165	$281,162	$529,519	$5,029,567	$4,220,857	$397,747	$3,253,674	$15,975,951	$19,620,215

Segment (loss)	$(865,134)	$(1,567,820)	$(128,713)	$(112,835)	$(27,852)	$(114,779)	$(794,740)	$(1,679,410)	$(1,816,439)	$(3,474,844)

Six months ended June 30, (Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Revenue from external customers	$17,502,845	$21,557,792	$545,407	$860,798	$7,676,382	$5,219,202	$684,734	$5,693,086	$26,409,368	$33,330,878

Segment (loss)	$(2,910,675)	$(2,633,348)	$(289,820)	$(463,805)	$(377,971)	$(643,853)	$(1,920,698)	$(2,518,970)	$(5,499,164)	$(6,259,976)

	June 30,	December	June 30,	December	June 30,	December	June 30,	December	June 30,	December
	2013	31, 2012	2013	31, 2012	2013	31, 2012	2013	31, 2012	2013	31, 2012
Segment assets	$84,163,970	80,170,355	$3,702,050	$3,778,461	$46,673,235	$44,524,087	$32,527,034	$31,709,484	$167,066,289	$160,182,387

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

21.	Segment information (Cont'd)

Segment information by products for the three months ended June 30, 2013 and 2012

	Monolithic materials[1]	Mortar	Pre-cast roofs	Ceramic tubes[2]	Ceramic cylinders[3]	Wearable ceramic valves	Fracture proppant	Fine precision abrasives	Total

Three months ended June 30, 2013 (Unaudited)

Revenue	$6,701,949	$453,978	$3,111,548	$210,474	$64,298	$6,390	$5,029,567	$397,747	$15,975,951

Three months ended June 30, 2012 (Unaudited)

Revenue	$6,959,840	$9,438	$4,646,887	$377,538	$147,029	$4,952	$4,220,857	$3,253,674	$19,620,215

Segment information by products for the six months ended June 30, 2013 and 2012

	Monolithic materials[1]	Mortar	Pre-cast roofs	Ceramic tubes[2]	Ceramic cylinders[3]	Wearable ceramic valves	Fracture proppant	Fine precision abrasives	Total

Six months ended June 30, 2013 (Unaudited)

Revenue	$10,901,613	$962,134	$5,639,098	$462,370	$64,298	$18,739	$7,676,382	$684,734	$26,409,368

Six months ended June 30, 2012 (Unaudited)

Revenue	$12,773,831	$36,228	$8,747,733	$694,173	$155,649	$10,976	$5,219,202	$5,693,086	$33,330,878

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylindsers and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Total consolidated revenue	$15,975,951	$19,620,215	$26,409,368	$33,330,878

Total loss for reportable segments	$(1,816,439)	$(3,474,844)	$(5,499,164)	$(6,259,976)
Unallocated amounts relating to operations:
General and administrative expenses	(303,874)	(97,138)	(366,986)	(250,101)
Other expenses	-	(31,809)	-	(31,647)

Loss before income taxes and noncontrolling interest	$(2,120,313)	$(3,603,791)	$(5,866,150)	$(6,541,724)

China GengSheng Minerals, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

21.	Segment information (Cont'd)

	June 30,	December 31,
	2013	2012
Assets

Total assets for reportable segments	$167,066,289	$160,182,387
Other receivables	734,825	737,866
Cash and cash equivalents	893,881	1,485,057

	$168,694,995	$162,405,310

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

PRC	$15,388,638	$19,099,190	$25,552,694	$32,533,643
United States	-	58,148	-	82,671
Others	587,313	462,877	856,674	714,564

Total	$15,975,951	$19,620,215	$26,409,368	$33,330,878

22.	Subsequent events

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1585 for its December 31, 2012 audited balance sheet, and RMB1 = $0.1618 for its June 30, 2013 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1611 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of 2013, and RMB1 = $0.1584 is used for the condensed consolidated statement of income and comprehensive income and consolidated statement of cash flows for the second quarter of 2012; both of which were based on the average currency conversion rate for each respective quarter.

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

Our Products

The following table set forth sales information about our product mix in each of the second quarter of 2013 and 2012, and the first six months of 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
		Percentage		Percentage		Percentage		Percentage
		of net		of net		of net		of net
	Revenue	revenues	Revenue	revenues	Revenue	revenues	Revenue	revenues
Refractories	$10,268	64.3%	$11,616	59.2%	$17,503	66.3%	$21,558	64.7%
Industrial Ceramics	281	1.7%	529	2.7%	545	2.0%	861	2.5%
Fracture Proppants	5,029	31.5%	4,221	21.5%	7,676	29.1%	5,219	15.7%
Fine Precision Abrasive	398	2.5%	3,254	16.6%	685	2.6%	5,693	17.1%
	$15,976	100.0%	$19,620	100.0%	$26,409	100.0%	$33,331	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 64.3% of total revenue in the second quarter of 2013. Our refractory products have high-temperature resistance and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 40.5% of the Company’s total sales in the first six months of 2013, compared with 35.8% in the same period of 2012. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 1.7% of the total revenue in the second quarter of 2013. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 31.5% of the total revenue in the second quarter of 2013. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for approximately 2.5% of our total revenue in the second quarter of 2013. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Summary of Business Operations in Second Quarter of 2013

Our financial performance in the second quarter of 2013 is summarized as follows:

  Sales revenue decreased by approximately $3.6 million, or 18.6%, to approximately $16.0 million in the second quarter of 2013, from approximately $19.6 million for the same period in 2012.

  Gross profit increased by approximately $680,000, or 22.3%, to approximately $3.7 million in the second quarter of 2013, from approximately $3.1 million for the same period in 2012. Gross profit margin was 23.4% in the second quarter of 2013, compared with 15.6% for the same period of 2012. The increase in gross profit margin was primarily due to the higher gross profit margin in our refractories segment as the cost of production declined in the second quarter of 2013. Net loss decreased by approximately $1.3 million, to approximately $2.5 million in the second quarter of 2013, from a net loss of approximately $3.8 million for the same period in 2012.

  Our condensed consolidated balance sheet (unaudited) as of June 30, 2013 included current assets of approximately $127.3 million and total assets of approximately $168.7 million.

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

Considerable Increase in Raw Material Prices and Decrease in Gross Profit Margin

While the overall inflation in China started to ease in 2013, the increase in raw materials prices, labor costs and fuel and utilities costs continued to impact us. Also, in a fragmented market, the selling price of our products could not keep pace with the increase in raw materials prices.

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

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended June 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during the three-month periods ended June 30, 2013 and 2012.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended June 30, 2013		Ended June 30, 2012
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Sales Revenue	15,976	100.0%	19,620	100.0%
Cost of goods sold	12,241	76.6%	16,565	84.4%
Gross profit	3,735	23.4%	3,055	15.6%

Operating expenses
General & administrative expenses	1,744	10.9%	1,937	9.9%
Research and development expenses	431	2.7%	236	1.2%
Selling expenses	2,101	13.2%	2,791	14.2%
Total operating expenses	4,276	26.8%	4,964	25.3%

Loss from operations	(541)	-3.4%	(1,909)	-9.7%

Government grant income	58	0.3%	-	0.0%
Guarantee income	93	0.6%	148	0.7%
Guarantee expenses	(61)	-0.4%	(108)	-0.6%
Equity in net loss of a non-consolidated affiliate	(25)	-0.2%	(9)	0.0%
Interest income	172	1.1%	186	0.9%
Other income (expenses)	(51)	-0.3%	38	0.2%
Finance costs	(1,765)	-11.0%	(1,950)	-9.9%

Loss before income taxes and noncontrolling interest	(2,120)	-13.3%	(3,604)	-18.4%
Income taxes	(399)	-2.5%	(202)	-1.0%
Noncontrolling interest	14	0.1%	12	0.1%

Net loss attributable to Company’s common stockholders	(2,505)	-15.7%	(3,794)	-19.3%

	Three-Month	Three-Month	Dollar ($)
	Period Ended	Period Ended	Increase	Percentage
Dollars in thousands	June 30, 2013	June 30, 2012	(Decrease)	Change
Sales Revenue	15,976	19,620	(3,644)	-18.6%
Cost of goods sold	12,241	16,565	(4,324)	-26.1%
Gross profit	3,735	3,055	680	22.3%

Operating expenses
General & administrative expenses	1,744	1,937	(193)	-10.0%
Research and development expenses	431	236	195	82.6%
Selling expenses	2,101	2,791	(690)	-24.7%
Total operating expenses	4,276	4,964	(688)	-13.9%

Loss from operations	(541)	(1,909)	1,368	-71.7%

Government grant income	58	-	58	100.0%
Guarantee income	93	148	(55)	-37.2%
Guarantee expenses	(61)	(108)	47	-43.5%
Equity in net loss of a non-consolidated affiliate	(25)	(9)	(16)	177.8%
Interest income	172	186	(14)	-7.5%
Other income (expenses)	(51)	38	(89)	-234.2%
Finance costs	(1,765)	(1,950)	185	-9.5%

Loss before income taxes and noncontrolling interest	(2,120)	(3,604)	1,484	-41.2%
Income taxes	(399)	(202)	(197)	97.5%
Noncontrolling interest	14	12	2	16.7%

Net loss attributable to Company’s common stockholders	(2,505)	(3,794)	1,289	-34.0%

The average conversion rates between RMB and U.S. dollar used for the condensed consolidated statements of operations and comprehensive loss increased approximately 1.7% during the reporting period of 2013 compared with the reporting period of 2012. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales revenue. Sales revenue decreased approximately $3.6 million, or 18.6% to approximately $16.0 million in the second quarter of 2013, from approximately $19.6 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 20.6% compared with the same period of 2012. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was primarily attributable to the decreased sales from our fine precision abrasives products and refractories products which were partially offset by the increased sales from our fracture proppant products in the second quarter of 2013.

In our refractory segment, we sold 26,491 metric tons of refractory products in the second quarter of 2013, a 16.0% increase compared with 22,842 metric tons sold in the same period of 2012. The revenue from our refractory products decreased by approximately $1.3 million, or 11.6% to approximately $10.3 million in the second quarter of 2013 from approximately $11.6 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 13.9% compared with the same period of 2012. In the second quarter of 2013, the average selling prices was $388 per metric ton, a decrease of 23.9% compared with the average selling price of $509 in the second quarter of 2012. The decrease in average selling prices in the second quarter of 2013 resulted from our decreased sales of customized refractory products which usually have higher selling prices.

In our fracture proppant segment, we sold 19,846 metric tons of fracture proppant products in the second quarter of 2013, compared with 16,030 metric tons sold in the same period of 2012. The increase in sales volume was primarily driven by the increased sales in domestic market as we started to sell our products to oil producers in China from the second quarter of 2012. Revenue was approximately $5.0 million in the second quarter of 2013, an increase of 19.1% compared with approximately $4.2 million in the same period of 2012. Excluding foreign currency translation, the revenue increased approximately 16.4% compared with the same period of 2012. Average selling price decreased to $253 per metric ton in the second quarter of 2013, compared with $263 per metric ton in the same period of 2012. The decrease in average selling price was primarily due to the increased sales of low-grade products in the second quarter of 2013.

In our industrial ceramics segment, sales revenue was approximately $281,000 in the second quarter of 2013 compared with approximately $529,000 in the same period of 2012 as demand for our industrial ceramics products declined.

In our fine precision abrasives segment, we realized sales of 166 metric tons in the second quarter of 2013, generating revenue of approximately $398,000. We sold 1,172 metric tons of fine precision abrasives products for approximately $3.3 million in the same period of 2012. The decrease in sales revenue was a result of weak demand for our fine precision abrasives products under current market condition and discontinued sales to a major customer.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold decreased approximately $4.4 million, or 26.1%, to approximately $12.2 million in the second quarter of 2013 from approximately $16.6 million in the same period of 2012. Excluding foreign currency translation, our cost of goods sold decreased 28.1% compared with the same period of 2012. As a percentage of net revenue, the cost of goods sold decreased by 7.8% to 76.6% in the second quarter of 2013 from 84.4% in the same period of 2012. The decrease in cost of goods sold was a result of decreased sales as we started to terminate unprofitable full-service contracts in the second quarter of 2013.

Gross profit. Our gross profit increased approximately $680,000, or 22.3% to approximately $3.7 million in the second quarter of 2013, compared with approximately $3.1 million in the same period of 2012. Gross profit as a percentage of net revenues was 23.4% in the second quarter of 2013, as compared with 15.6% in the same period of 2012. The increase was primarily attributable to the lower labor and overhead costs in our refractory segment and decline in sales of fine precision abrasives products which usually have a very low gross profit margin.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses declined approximately $193,000 or 10.0% to approximately 1.7 million in the second quarter of 2013, compared with approximately $1.9 million in the same period in 2012. Excluding foreign currency translation, our general and administrative expenses declined 12.6% compared with the same period of 2012. As a percentage of net revenues, administrative expenses increased to 10.9% in the second quarter of 2013, compared with 9.9% in the same period in 2012.

Research and development expenses. Our research and development expenses increased to approximately $431,000 in the second quarter of 2013, compared with approximately $236,000 in the same period in 2012. The increase was primarily attributable to more research and development activities in the second quarter of 2013.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses decreased by approximately $690,000, or 24.7% to approximately $2.1 million in the second quarter of 2013, compared with approximately $2.8 million in the same period in 2012. Excluding foreign currency translation, our selling expenses declined 26.7% compared with the same period of 2012. As a percentage of net revenues, our selling expenses decreased to 13.2% in the second quarter of 2013, as compared with 14.2% in the same period in 2012. The decrease in selling expenses was primarily attributable to the decrease in the after-sales expenses and transportation expenses as we terminated several unprofitable full-service contracts in the second quarter of 2013.

Government grant income. Our government grant income was approximately $58,000 in the second quarter of 2013, There was no government grant income in the same period in 2012.

Equity in net loss of a non-consolidated affiliate. Equity in net loss of a non-consolidated affiliate was approximately $25,000 in the second quarter of 2013, compared with approximately $5,000 in the same period in 2012. Equity in net loss of a non-consolidated affiliate was related to our investment in Yili YiQiang Silicon Limited (“Yili”).

Interest income. Our interest income was approximately $172,000 in the second quarter of 2013, a decrease of approximately $14,000 compared with approximately $186,000 for the same period of 2012.

Finance costs. Our finance costs decreased by approximately $185,000, or 9.5% to approximately $1.8 million in the second quarter of 2013, compared with approximately $2.0 million in the same period in 2012. Excluding foreign currency translation, our finance costs decreased by 11.9% compared with the same period in 2012. The decrease was primarily attributable to a decrease of approximately $456,000 in bills discounting charges which was partially offset by an increase of approximately $271,000 in interest expense.

Loss before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $2.1 million in the second quarter of 2013, compared with approximately $3.6 million in the same period of 2012. The decrease was primarily attributable to the decrease in loss from operations in the second quarter of 2013.

Income taxes. Our income taxes were approximately $399,000 in the second quarter of 2013, an increase of approximately $197,000 from approximately $202,000 in the same period of 2012. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income in China, we still incurred income taxes for the second quarter of 2013.

Net loss. Our net loss in the second quarter of 2013 was approximately $2.5 million, a decrease of approximately $1.3 million from approximately $3.8 million in the same period in 2012. The decrease was attributable to the factors described above.

Comparison of Six-Month Periods Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the six-month periods ended June 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during the six-month periods ended June 30, 2013 and 2012.

(All amounts, other than percentages, in U.S. dollars)

	Six-Month Period Ended		Six-Month Period Ended
	June 30, 2013		June 30, 2012
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Sales Revenue	26,409	100.0%	33,331	100.0%
Cost of goods sold	21,792	82.5%	27,560	82.7%
Gross profit	4,617	17.5%	5,771	17.3%

Operating expenses
General & administrative expenses	3,465	13.1%	3,666	11.0%
Research and development expenses	647	2.4%	399	1.2%
Selling expenses	3,709	14.1%	5,271	15.8%
Total operating expenses	7,821	29.6%	9,336	28.0%

Loss from operations	(3,204)	-12.1%	(3,565)	-10.7%

Government grant income	74	0.3%	385	1.2%
Guarantee income	192	0.7%	301	0.9%
Guarantee expenses	(153)	-0.6%	(237)	-0.7%
Equity in net loss of a non-consolidated affiliate	(50)	-0.2%	(9)	0.0%
Interest income	523	2.0%	239	0.7%
Other income (expenses)	(55)	-0.2%	44	0.1%
Finance costs	(3,193)	-12.1%	(3,700)	-11.1%

Loss before income taxes and noncontrolling interest	(5,866)	-22.2%	(6,542)	-19.6%
Income taxes	(479)	-1.8%	(214)	-0.6%
Noncontrolling interest	31	0.1%	49	0.1%

Net loss attributable to Company’s common stockholders	(6,314)	-23.9%	(6,707)	-20.1%

	Six-Month	Six-Month	Dollar ($)
	Period Ended	Period Ended	Increase	Percentage
Dollars in thousands	June 30, 2013	June 30, 2012	(Decrease)	Change
Sales Revenue	26,409	33,331	(6,922)	-20.8%
Cost of goods sold	21,792	27,560	(5,768)	-20.9%
Gross profit	4,617	5,771	(1,154)	-20.0%

Operating expenses
General & administrative expenses	3,465	3,666	(201)	-5.5%
Research and development expenses	647	399	248	62.2%
Selling expenses	3,709	5,271	(1,562)	-29.6%
Total operating expenses	7,821	9,336	(1,515)	-16.2%

Loss from operations	(3,204)	(3,565)	361	-10.1%

Government grant income	74	385	(311)	-80.8%
Guarantee income	192	301	(109)	-36.2%
Guarantee expenses	(153)	(237)	84	-35.4%
Equity in net loss of a non-consolidated affiliate	(50)	(9)	(41)	455.6%
Interest income	523	239	284	118.8%
Other income (expenses)	(55)	44	(99)	-225.0%
Finance costs	(3,193)	(3,700)	507	-13.7%

Loss before income taxes and noncontrolling interest	(5,866)	(6,542)	676	-10.3%
Income taxes	(479)	(214)	(265)	123.8%
Noncontrolling interest	31	49	(18)	-36.7%

Net loss attributable to Company’s common stockholders	(6,314)	(6,707)	393	-5.9%

Sales revenue. Sales revenue decreased approximately $6.9 million, or 20.8% to approximately $26.4 million in the six months ended June 30, 2013, from approximately $33.3 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 22.1% compared with the same period of 2012. The decrease was mainly attributable to the decreased sales from our fine precision abrasives products and refractories products which were partially offset by the increased sales from our fracture proppant products in the six months ended June 30, 2013.

In our refractory segment, we sold 43,110 metric tons of refractory products in the six months ended June 30, 2013 compared with 42,985 metric tons sold in the same period of 2012. The revenue from our refractory products decreased approximately $4.1 million, or 18.8% to approximately $17.5 million in the six months ended June 30, 2013 from approximately $21.6 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 20.2% compared with the same period of 2012. In the six months ended June 30, 2013, the average selling prices was $406 per metric ton, a decrease of 19.1% compared with the average selling price of $502 in the six months ended June 30, 2012. The decrease in average selling prices resulted from our decreased sales of customized refractory products which usually have higher selling prices.

In our fracture proppant segment, we sold 30,545 metric tons of fracture proppant products in the six months ended June 30, 2013, compared with 18,703 metric tons sold in the same period of 2012. The increase in sales volume was primarily driven by the increased sales in domestic market as we started to sell our products to oil producers in China from the second quarter of 2012. Revenue was approximately $7.7 million in the six months ended June 30, 2013, an increase of 47.1% compared with approximately $5.2 million in the same period of 2012. Excluding foreign currency translation, the revenue increased 44.6% compared with the same period of 2012. Average selling price decreased to $251 per metric ton in the six months ended June 30, 2013, compared with $279 per metric ton in the same period of 2012. The decrease in average selling price was primarily attributable to the increased sales of low-grade products in the six months ended June 30, 2013.

In our industrial ceramics segment, sales revenue was approximately $545,000 in the six months ended June 30, 2013 compared with approximately $861,000 in the same period of 2012 as demand for our products declined in 2013.

In our fine precision abrasives segment, we realized sales of 340 metric tons in the six months ended June 30, 2013, generating revenue of approximately $685,000. We sold 2,055 metric tons of fine precision abrasives products for approximately $5.7 million in the same period of 2012. The decrease in sales revenue was a result of weak demand for our fine precision abrasives products under current market condition and discontinued sales to a major customer.

Cost of goods sold. Our cost of goods sold decreased approximately $5.8 million, or 20.9%, to approximately $21.8 million in the six months ended June 30, 2013 from approximately $27.6 million in the same period of 2012. Excluding foreign currency translation, our cost of goods sold decreased 22.3% compared with the same period of 2012. As a percentage of net revenues, the cost of goods sold decreased slightly to 82.5% in the six months ended June 30, 2013 from 82.7% in the same period of 2012. The decrease was in line with the decrease in sales revenue.

Gross profit. Our gross profit decreased approximately $1.2 million, or 20.0% to approximately $4.6 million in the six months ended June 30, 2013 from approximately $5.8 million in the same period of 2012. Gross profit as a percentage of net revenues increased slightly to 17.5% in the six months ended June 30, 2013 compared with 17.3% in the same period of 2012.

General and administrative expenses. Our general administrative expenses decreased 5.5% to approximately $3.5 million in the six months ended June 30, 2013 from approximately $3.7 million in the same period of 2012. Excluding foreign currency translation, our general administrative expenses decreased 7.1% compared with the same period of 2012. As a percentage of net revenues, administrative expenses increased to 13.1% in the six months ended June 30, 2013 as compared with 11.0% in the same period in 2012.

Research and development expenses. Our research and development expenses increased to approximately $647,000 in the six months ended June 30, 2013, compared with approximately $399,000 in the same period in 2012 due to more research and development activities incurred in the six months ended June 30, 2013.

Selling expenses. Selling expenses decreased by approximately $1.6 million, or 29.6% to approximately $3.7 million in the six months ended June 30, 2013, compared with approximately $5.3 million in the same period in 2012. Excluding foreign currency translation, our selling expenses decreased by 30.8% compared with the same period of 2012. As a percentage of net revenues, our selling expenses decreased to 14.1% in the six months ended June 30, 2013, as compared with 15.8% in the same period in 2012. The decrease in selling expenses was primarily attributable to the decrease in the after-sales expenses and transportation expenses as we terminated several unprofitable full-service contracts in the second quarter of 2013.

Government grant income. Our government grant income was approximately $74,000 in the six months ended June 30, 2013 compared with approximately $385,000 in the same period in 2012.

Equity in net loss of a non-consolidated affiliate. Equity in net loss of a non-consolidated affiliate was approximately $50,000 in the six months ended June 30, 2013, compared with approximately $9,000 in the same period in 2012. Equity in net loss of a non-consolidated affiliate was related to our investment in Yili.

Interest income. Our interest income was approximately $523,000 in the six months ended June 30, 2013, an increase of approximately $284,000 from approximately $239,000 in the same period of 2012 as more bank deposits are used as collateral for loans in the first quarter of 2013.

Finance costs. Our finance costs decreased by approximately $507,000, or 13.7% to approximately $3.2 million in the six months ended June 30, 2013, compared with approximately $3.7 million in the same period of 2012. The decrease was primarily attributable to a decrease of approximately $695,000 in bills discounting charges which was partially offset by an increase of approximately $188,000 in interest expense.

Loss before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest decreased 10.3% to approximately $5.9 million in the six months ended June 30, 2013, compared with approximately $6.5 million in the same period of 2012. Excluding foreign currency translation, our loss before income taxes and non-controlling interest decreased 11.8% compared with the same period of 2012. The decrease was primarily attributable to the decrease in loss from operations in the six months ended June 30, 2013.

Income taxes. Our income taxes were approximately $479,000 in the six months ended June 30, 2013, an increase of approximately $265,000 from approximately $214,000 in the same period of 2012. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes in the six months ended June 30, 2013.

Net loss. Our net loss in the six months ended June 30, 2013 was approximately $6.3 million, a decrease of approximately $393,000, or 5.9% from approximately $6.7 million in the same period of 2012. Excluding foreign currency translation, our net loss decreased by 7.4% compared with the same period of 2012. The decrease was attributable to the factors described above.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $3.0 million and restricted cash of approximately $36.4 million. Our current assets were approximately $127.3 million and our current liabilities were approximately $134.0 million as of June 30, 2013 which resulted in a current ratio of approximately 0.95. Total stockholders’ equity as of June 30, 2013 was approximately $34.7 million.

We believe that we can meet the cash requirements for the next twelve months. Although the cash flows from operating activities are not expected to improve significantly, we are confident that we can still get short-term loans from local banks. We expect the good relationship with local banks will continue as we never incurred late payments of principles and interests.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months ended June 30,
Dollars in thousands	2013	2012
Net cash used in operating activities	(2,475)	(13,305)
Net cash used in investing activities	(820)	(1,677)
Net cash provided by financing activities	856	16,540
Net cash outflows/inflows	(2,367)	1,569

Operating Activities

Net cash used in operating activities was approximately $2.5 million in the six months ended June 30, 2013, compared with net cash used in operating activities of approximately $13.3 million in the same period of 2012. The decrease in net cash used in operating activities was primarily due to the decrease in trade receivables and bills receivable which was partially offset by the decrease in bills payable in the six months ended June 30, 2013.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 was approximately $820,000, a decrease of approximately $857,000 from net cash used in investing activities of approximately $1.7 million in the same period in 2012. The decrease in net cash used in investing activities in the six months ended June 30, 2013 was primarily due to fewer activities related to our construction of manufacturing and administrative facilities.

Financing Activities

Net cash provided by financing activities was approximately $856,000 in the six months ended June 30, 2013, compared with net cash provided by financing activities of approximately $16.5 million in the same period of 2012. The decrease in cash flows from financing activities was primarily due to the increased repayments of loans in the six months ended June 30, 2013.

Loan Facilities

We secured new loans totaling approximately $71.9 million from banks for our working capital needs and we repaid approximately $58.1 million in bank loans in the six months ended June 30, 2013. As a result, the balance of all our bank loans and bank borrowings as of June 30, 2013 was approximately $80.4 million, which includes short-term bank loans of approximately $32.6 million and bank borrowings secured by bank deposits of approximately $47.8 million.

As of June 30, 2013, all our loans due were paid off.

As of June 30, 2013, the details of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-07-31 to 2013-07-25	1 year	$728,100
2	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-08-27 to 2013-08-26	1 year	$809,000
3	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-08-29 to 2013-08-28	1 year	$404,500
4	Facility Bank Loan	Shanghai Pudong Development Bank	2012-09-05 to 2013-09-04	1 year	$2,912,400
5	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-10-15 to 2013-10-14	1 year	$436,860
6	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-12-26 to 2013-12-25	1 year	$2,912,400
7	Facility Bank Loan	Zhengzhou Bank	2013-01-07 to 2014-01-06	1 year	$4,854,000
8	Facility Bank Loan	Industrial and Commercial Bank of China	2013-02-26 to 2013-08-02	6 months	$2,588,800
9	Facility Bank Loan	Pingdingshan Bank	2013-02-27 to 2013-08-26	6 months	$1,618,000
10	Facility Bank Loan	Pingdingshan Bank	2013-02-27 to 2013-08-26	6 months	$809,000
11	Facility Bank Loan	Pingdingshan Bank	2013-03-28 to 2014-03-28	1 year	$1,383,390
12	Facility Bank Loan	Luoyang Bank	2013-04-10 to 2014-04-09	1 year	$3,236,000
13	Facility Bank Loan	Agricultural Bank of China	2013-05-08 to 2014-05-07	1 year	$1,618,000
14	Facility Bank Loan	Bank of China	2013-05-14 to 2014-05-13	1 year	$1,294,400
15	Facility Bank Loan	Kunlun Bank	2013-05-31 to 2014-05-30	1 year	$1,618,000
16	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-06-24 to 2014-06-24	1 year	$728,100
17	Facility Bank Loan	China CITIC Bank	2013-06-26 to 2014-06-26	1 year	$2,265,200
18	Facility Bank Loan	China CITIC Bank	2013-06-27 to 2014-06-26	1 year	$1,456,200
19	Facility Bank Loan	China CITIC Bank	2013-06-28 to 2014-06-27	1 year	$970,800
20	Bank Borrowing	China EverBright Bank	2013-01-17 to 2013-07-10	6 months	$1,100,499
21	Bank Borrowing	Puyang Commerical Bank	2013-01-21 to 2013-07-21	6 months	$889,900
22	Bank Borrowing	Puyang Commerical Bank	2013-01-22 to 2013-07-22	6 months	$889,900
23	Bank Borrowing	Puyang Commerical Bank	2013-01-23 to 2013-07-23	6 months	$889,900
24	Bank Borrowing	Puyang Commerical Bank	2013-01-24 to 2013-07-24	6 months	$809,000

25	Bank Borrowing	Puyang Commerical Bank	2013-01-28 to 2013-07-25	6 months	$809,000
26	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-01-29 to 2013-07-23	6 months	$485,400
27	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-01-31 to 2013-09-03	8 months	$1,294,400
28	Bank Borrowing	Puyang Commerical Bank	2013-02-01 to 2013-09-11	8 months	$1,456,200
29	Bank Borrowing	Puyang Commerical Bank	2013-02-05 to 2013-08-04	6 months	$970,800
30	Bank Borrowing	Puyang Commerical Bank	2013-02-06 to 2013-08-05	6 months	$647,200
31	Bank Borrowing	China Construction Bank	2013-02-07 to 2013-07-11	6 months	$323,600
32	Bank Borrowing	China EverBright Bank	2013-03-05 to 2013-09-01	6 months	$193,998
33	Bank Borrowing	Puyang Commerical Bank	2013-03-07 to 2013-09-06	6 months	$1,456,200
34	Bank Borrowing	Puyang Commerical Bank	2013-03-08 to 2013-09-08	6 months	$1,456,200
35	Bank Borrowing	Puyang Commerical Bank	2013-03-13 to 2013-09-13	6 months	$1,618,000
36	Bank Borrowing	Puyang Commerical Bank	2013-03-15 to 2013-09-14	6 months	$1,456,200
37	Bank Borrowing	Shanghai Pudong Development Bank	2013-03-19 to 2013-09-16	6 months	$2,022,500
38	Bank Borrowing	China EverBright Bank	2013-03-21 to 2013-09-15	6 months	$141,348
39	Bank Borrowing	Puyang Commerical Bank	2013-03-21 to 2013-09-20	6 months	$9,708,000
40	Bank Borrowing	Puyang Commerical Bank	2013-03-26 to 2013-09-25	6 months	$1,294,400
41	Bank Borrowing	Puyang Commerical Bank	2013-04-08 to 2013-10-08	6 months	$1,618,000
42	Bank Borrowing	China EverBright Bank	2013-04-10 to 2013-09-25	6 months	$218,754
43	Bank Borrowing	Puyang Commerical Bank	2013-04-12 to 2013-10-11	6 months	$809,000
44	Bank Borrowing	Puyang Commerical Bank	2013-04-24 to 2013-10-23	6 months	$809,000
45	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-05-03 to 2013-10-26	6 months	$80,900
46	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-05-17 to 2013-09-08	4 months	$161,800
47	Bank Borrowing	Puyang Commerical Bank	2013-05-21 to 2013-11-20	6 months	$809,000
48	Bank Borrowing	Puyang Commerical Bank	2013-05-22 to 2013-11-22	6 months	$809,000
49	Bank Borrowing	Puyang Commerical Bank	2013-05-24 to 2013-11-23	6 months	$809,000
50	Bank Borrowing	Puyang Commerical Bank	2013-05-27 to 2013-11-24	6 months	$809,000
51	Bank Borrowing	Puyang Commerical Bank	2013-05-28 to 2013-11-28	6 months	$809,000
52	Bank Borrowing	Puyang Commerical Bank	2013-05-29 to 2013-11-29	6 months	$809,000
53	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-05 to 2013-11-29	6 months	$113,260
54	Bank Borrowing	Puyang Commerical Bank	2013-06-05 to 2013-12-04	6 months	$809,000
55	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-07 to 2013-08-24	3 months	$323,600
56	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-07 to 2013-12-06	6 months	$809,000
57	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-08 to 2013-12-06	6 months	$809,000
58	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-08 to 2013-12-07	6 months	$809,000
59	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-08 to 2013-12-08	6 months	$809,000
60	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-13 to 2013-12-08	6 months	$1,618,000
61	Bank Borrowing	Nanyang Bank	2013-06-17 to 2013-12-14	6 months	$1,618,000
62	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-19 to 2013-12-14	6 months	$1,618,000

We have facility bank loans of approximately $32.6 million, maturing from July 25, 2013 to June 27, 2014 and bank borrowings secured by bank deposits of approximately $47.8 million. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contracts to which we are a party:

On July 31, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with City Credit Cooperatives in Gongyi (“CCCG”), whereby CCCG has agreed to loan approximately $728,000 (RMB4.5 million) to Duesail for a term of one year, at an interest rate of 11.52% per year on all outstanding principal.

On August 27, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $809,000 (RMB 5.0 million) to Refractories for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On August 29, 2012, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $405,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On September 5, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPD”), whereby SPD has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On October 15, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $437,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

On December 26, 2012, our subsidiary, Duesail, entered into a short term working capital loan agreement with CCCG, whereby CCCG has agreed to loan approximately $2.9 million (RMB18 million) to Duesail for a term of one year, at an interest rate of 11.81% per year on all outstanding principal.

On January 7, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Zhengzhou Bank (“ZB”), whereby ZB has agreed to loan approximately $4.9 million (RMB 30 million) to Refractories for a term of one year, at an interest rate of 7.80% per year on all outstanding principal.

On February 26, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $2.6 million (RMB 16 million) to Refractories for a term of six months, at an interest rate of 7.56% per year on all outstanding principal.

On February 27, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Pingdingshan Bank (“PB”), whereby PB has agreed to loan approximately $1.6 million (RMB 10 million) to Refractories for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

On February 27, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $809,000 (RMB 5 million) to Duesail for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

On March 28, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $1.4 million (RMB 8.55 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On April 10, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.2 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

On May 8, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Agricultural Bank of China (“ABC”), whereby ABC has agreed to loan approximately $1.6 million (RMB 10 million) to Refractories for a term of one year, at an interest rate of 8.53% per year on all outstanding principal.

On May 14, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Bank of China (“BC”), whereby BC has agreed to loan approximately $1.3 million (RMB 8 million) to Duesail for a term of one year, at an interest rate of 7.86% per year on all outstanding principal.

On May 31, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with Kunlun Bank, (“KB”), whereby KB has agreed to loan approximately $1.6 million (RMB 10 million) to Duesail for a term of one year, at an interest rate of 8.70% per year on all outstanding principal.

On June 24, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $728,000 (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 6.06% per year on all outstanding principal.

On June 26, 2013, our subsidiary, Micronized, entered into a short-term working capital loan agreement with China CITIC Bank (“CITIC”), whereby CITIC has agreed to loan approximately $2.3 million (RMB 14 million) to Micronized for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On June 27, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $1.5 million (RMB 9 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On June 28, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $971,000 (RMB 6 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration of Foreign Exchange approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of June 30, 2013 and December 31, 2012.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2013 and December 31, 2012.

	As of	As of
	June 30,	December 31,
	2013	2012

Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036
Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$34,599,604	$40,331,549
Restricted net assets as percentage of consolidated net assets	23.4%	20.1%

Total restricted net assets accounted for approximately 23.4% of our consolidated net assets as of June 30, 2013. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

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

The following is the aging analysis for accounts receivable as of June 30, 2013 and December 31, 2012:

	As of	As of
	June 30,	December 31,
	2013	2012

Due within 1 year	$41,366,553	$49,553,183
Due from 1 to 2 years	6,691,394	4,821,849
Due from 2 to 3 years	2,855,420	2,521,481
Due over 3 years	2,450,196	1,646,402

Total	$53,363,563	$58,542,915

The following is the aging analysis for bills receivable as of June 30, 2013 and December 31, 2012:

	As of	As of
	June 30,	December 31,
	2013	2012

Due within 6 months	$7,951,443	$9,913,668

Total	$7,951,443	$9,913,668

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

We noted that turnover days of accounts receivable in our refractories segment increased in the six months ended June 30, 2013 due to the macro economic situation. However, we are usually willing to continue the relationship with our customers in the refractory segment and allow for additional time for them to make payments. In the meantime, since most of our large customers are state-owned steel producers and our products are essential for their daily operations, we have not seen a significant increase of risk related to the collection of accounts receivables.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Interim Chief Financial Officer, Ms. Shuxian Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on our assessment, Mr. Zhang and Ms. Li determined that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2013.

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

CHINA GENGSHENG MINERALS, INC.

Date: August 19, 2013	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: August 19, 2013	By: /s/ Shuxian Li
Shuxian Li
Interim Chief Financial Officer