Form 10-Q
period 2013-09-30
CHINA GENGSHENG MINERALS, INC.
filed 2013-11-19
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
Yes [   ]     No [X]

As of November 19, 2013, there were 26,803,044 shares of Common Stock of the Company, $0.001 par value, outstanding.

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	September 30,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,124,877	$5,408,309
Restricted cash	36,553,484	20,113,452
Trade receivables, net	48,304,537	55,811,468
Bills receivable	4,153,097	9,913,668
Other receivables and prepayments, including related parties, net	16,059,702	16,466,252
Advances to senior management	32,560	9,005
Inventories, net	14,092,132	12,971,168
Deferred tax assets, net of valuation allowance	216,256	210,544

Total current assets	121,536,645	120,903,866

Investment in a non-consolidated entity	993,174	1,040,492
Property, plant and equipment, net	36,124,888	36,425,004
Land use rights, net	4,012,193	4,035,948

TOTAL ASSETS	$162,666,900	$162,405,310

LIABILITIES AND EQUITY

Current liabilities:
Trade payables	$26,187,317	$23,808,926
Bills payable	13,426,930	13,995,550
Other payables and accrued expenses, including related parties	7,213,423	7,561,146
Deferred revenue - Government grants	1,212,616	649,612
Provision of warranty	76,981	100,570
Income taxes payable	169,396	166,719
Non-interest-bearing loans, including related parties	9,440,944	6,760,465
Collateralized short-term bank loans	66,888,008	65,196,883
Loans from a third party	5,698,000	3,170,000
Deferred tax liabilities	525,910	513,524

TOTAL LIABILITIES	130,839,525	121,923,395

COMMITMENTS AND CONTINGENCIES

China GengSheng Minerals, Inc.
Consolidated Balance Sheets (Cont’d)

	September 30,
	2013	December 31,
	(Unaudited)	2012
EQUITY
CHGS STOCKHOLDERS' EQUITY
Preferred stock par value - $0.001 per share; authorized 50,000,000 shares, none issued and outstanding	-	-
Common stock par value - $0.001 per share; authorized 100,000,000 shares, 26,803,044 shares issued and outstanding	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,110,972	8,110,972
Accumulated other comprehensive income	8,749,981	7,994,358
Accumulated deficit	(13,385,356)	(3,997,894)

Total China GengSheng Minerals, Inc. stockholders' equity	31,699,710	40,331,549
NONCONTROLLING INTEREST	127,665	150,366

TOTAL EQUITY	31,827,375	40,481,915

TOTAL LIABILITIES AND EQUITY	$162,666,900	$162,405,310

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$14,599,946	$23,626,721	$41,009,314	$56,957,599

Cost of goods sold	(11,721,181)	(18,503,171)	(33,513,372)	(46,063,149)

Gross profit	2,878,765	5,123,550	7,495,942	10,894,450

Operating expenses
General and administrative expenses	1,788,216	1,692,502	5,253,506	5,358,592
Research and development expenses	402,179	307,632	1,049,550	706,911
Selling expenses	2,091,967	3,598,525	5,801,084	8,869,668

Total operating expenses	4,282,362	5,598,659	12,104,140	14,935,171

Loss from operations	(1,403,597)	(475,109)	(4,608,198)	(4,040,721)

Other (expenses) income
Government grant income	57,276	163,597	131,382	548,911
Guarantee income	80,670	141,765	273,115	443,051
Guarantee expenses	(1,045)	(136,940)	(154,090)	(373,748)
CHGS’s share of net loss of a non-consolidated entity	(25,078)	(24,293)	(75,267)	(32,860)
Interest income	345,426	185,982	868,286	424,931
Other income (expenses)	(27,046)	1,153	(81,801)	44,997
Finance costs	(2,065,795)	(1,989,431)	(5,258,766)	(5,689,561)

Total other expenses	(1,635,592)	(1,658,167)	(4,297,141)	(4,634,279)

Loss before income taxes and noncontrolling interest	(3,039,189)	(2,133,276)	(8,905,339)	(8,675,000)

Income taxes	(37,499)	(59,170)	(516,633)	(273,536)

Net loss before noncontrolling interest	(3,076,688)	(2,192,446)	(9,421,972)	(8,948,536)
Net (income) loss attributable to noncontrolling interest	3,587	(8,047)	34,510	41,441

Net loss attributable to Company’s common stockholders	$(3,073,101)	$(2,200,493)	$(9,387,462)	$(8,907,095)

Net loss before noncontrolling interest	$(3,076,688)	$(2,192,446)	$(9,421,972)	$(8,948,536)
Other comprehensive income
Foreign currency translation adjustments	223,244	(86,017)	755,623	174,425

Comprehensive loss	(2,853,444)	(2,278,463)	(8,666,349)	(8,774,111)
Comprehensive loss attributable to noncontrolling Interest	(7,174)	(7,964)	(57,211)	(15,914)
Comprehensive loss attributable to Company’s common Stockholders	$(2,860,618)	$(2,286,427)	$(8,723,560)	$(8,790,025)

Net loss per share - Basic and diluted attributable to Company’s common stockholders	$(0.11)	$(0.08)	$(0.33)	$(0.33)

Weighted average common shares outstanding - Basic and diluted	26,803,044	26,803,044	26,803,044	26,803,044

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss before noncontrolling interest	$(9,421,972)	$(8,948,536)
Adjustments to reconcile net loss before noncontrolling interest to net cash provided by operating activities:
Depreciation	2,373,327	2,235,742
Amortization of land use rights	82,789	55,020
CHGS’s share of net loss of a non-consolidated entity	75,267	32,860
Deferred taxes	(620)	12,133
(Gain) loss on disposal of property, plant and equipment	(25,197)	115,523
Guarantee expenses	154,090	373,748
Guarantee income	(273,115)	(443,051)
Allowance for doubtful accounts	738,667	767,839
Exchange gain	(235,176)	(57,580)
Changes in operating assets and liabilities:
Restricted cash	(4,708,666)	11,197,678
Trade receivables	7,787,429	(11,233,245)
Bills receivable	6,643,539	(276,043)
Other receivables and prepayments	2,256,417	(2,875,714)
Advances to senior management	(23,225)	361,764
Inventories	(765,836)	2,064,488
Trade payables	1,841,020	6,981,173
Provision of warranty	(26,220)	(112,409)
Bills payable	(1,581,054)	515,417
Other payables and accrued expenses	305,961	(132,397)
Income taxes payable	(1,839)	(147,482)
Net cash provided by operating activities	5,195,586	486,928
Cash flows from investing activities
Payments for acquisition of an investment	-	(790,500)
Payments for acquisition of property, plant and equipment	(1,228,963)	(1,776,235)
Net cash used in investing activities	(1,228,963)	(2,566,735)
Cash flows from financing activities
Government grant received	543,370	357,306
Restricted cash	(11,127,123)	(31,866,636)
Proceeds from bank loans	99,004,642	52,199,687
Repayment of bank loans	(99,081,979)	(22,654,149)
Proceeds from non-interest-bearing loans	11,743,811	1,153,235
Repayment of non-interest-bearing loans	(10,861,722)	(1,247,110)
Proceeds from third party loans	5,677,000	3,162,000
Repayment of third party loans	(3,244,000)	-
Net cash provided by (used in) financing activities	(7,346,001)	1,104,333

China GengSheng Minerals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Effect of foreign currency translation on cash and cash equivalents	95,946	10,350

Net change in cash and cash equivalents	(3,283,432)	(965,124)
Cash and cash equivalents - beginning of period	5,408,309	3,594,361

Cash and cash equivalents - end of period	$2,124,877	$2,629,237

Supplemental disclosure of cash flow information:
Interest paid	$4,913,863	$4,203,589
Income taxes paid	$519,416	$345,896

Non-cash investing and financing activities:

Proceeds from disposal of property, plant and equipment settled by offsetting trade payables	$121,286	$88,538
Acquisition of Yili YiQiang Silicon Limited by offsetting deposit for acquisition of a non-consolidated entity	$-	$1,096,898

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of presentation

Basis of presentation

The unaudited consolidated financial statements and related notes of the Company and its subsidiaries have been prepared in accordance accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) including the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim period have been made. Interim results presented are not necessarily indicative of the results that might be expected for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on April 15, 2013.

Certain reclassifications have been made to prior period financial statements to conform with current period’s presentation.

2.	Corporate information

The Company was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington as Silver Mountain Mining Company. On August 20, 1979, the Articles of Incorporation were amended to change the corporate name of the Company to Leadpoint Consolidated Mines Company. On August 15, 2006, the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effectuating the reincorporation and changed its name to Point Acquisition Corporation. On June 11, 2007, the Company changed its name to China Minerals Technologies, Inc. and on July 26, 2007, the Company changed its name to China GengSheng Minerals, Inc. On March 4, 2010, the Company’s common stock began trading on the NYSE MKT LLC (formerly the American Stock Exchange) under the symbol CHGS. Prior to March 4, 2010, the Company’s common stock traded on the Over-the-Counter Bulletin Board under the symbol CHGS.OB.

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

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

2.	Corporate information (Cont’d)

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock/ registered capital	Principal activities

Smarthigh Holdings Limited ( “Smarthigh” )	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Zhengzhou Duesail Fracture Proppant Co., Ltd. ( “Duesail” )	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and selling of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. ( “Micronized” )	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and selling of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. ( “Prefecture” )	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and selling of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and selling of fracture proppant products

3.	Description of business

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

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

4.	Summary of significant accounting policies

Basis of consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Concentrations and credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade, bills and other receivables. As of September 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade and other receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

During the reporting periods, sales to the following customers represented 10% or more of the Company’s consolidated sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

CNPC Changqing Oilfield	$3,632,893	$-	$6,328,214	$-
Shangdong Steel Co., Ltd. Rizhao Subsidiary	1,236,493	3,059,573	5,634,290	7,504,693
Fushun New Steel Co., Ltd.	1,229,836	1,831,414	4,249,864	4,817,575
Jilin Petroleum Group Company Ltd.	235,065	6,271,021	572,343	7,579,405

	$6,334,287	$11,162,008	$16,784,711	$19,901,673

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

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

4.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

5.	Restricted cash and bills payable

	September 30,	December 31,
	2013	2012

Bank deposits held as collateral for bills payable (Note 5a)	$4,726,084	$2,168,082
Bank deposits held as collateral for bank loans (Note 14)	31,827,400	17,945,370

	$36,553,484	$20,113,452

Notes:

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

b)	Bills payable amounted to $13,426,930 and $13,995,550 as of September 30, 2013 and December 31, 2012, respectively.

6.	Trade receivables, net

	September 30,	December 31,
	2013	2012

Trade receivables	$51,851,486	$58,542,915
Allowance for doubtful accounts	(3,546,949)	(2,731,447)

	$48,304,537	$55,811,468

An analysis of the allowance for doubtful accounts for the interim period ended September 30, 2013 and 2012 is as follows:

	Nine months Ended
	September 30,
	2013	2012

Balance at beginning of period	$2,731,447	$2,046,820
Addition of doubtful accounts expense, net	738,667	456,892
Translation adjustments	76,835	9,103

Balance at end of period	$3,546,949	$2,512,815

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

7.	Bills receivables

Bills receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Bills receivable can be sold by us at a discount before maturity.

As of September 30, 2013, the balance of bills receivable was $4,153,097 with maturities ranging from 15 days to 6 months. As of December 31, 2012, the balance of bills receivable was $9,913,668.

8.	Other receivables and prepayments, net and advances to senior management

	September 30,	December 31,
	2013	2012

Government grant receivables (Note 8a)	$409,735	$398,913
Loans to third parties (Note 8b)	1,505,769	1,532,455
Value added tax and other tax recoverable	403,974	569,886
Deposits for purchase of raw materials	2,392,688	2,145,583
Other deposit	1,427,658	1,140,410
Prepayment	3,799,479	874,873
Other receivables	698,999	489,653
Related party advances (Note 8c)	7,295,001	11,138,593

	17,933,303	18,290,366
Allowance for doubtful accounts	(1,873,601)	(1,824,114)

	$16,059,702	$16,466,252

Advances to senior management (Note 8b)	$32,560	$9,005

An analysis of the allowance for doubtful accounts for the interim period ended September 30, 2013 and 2012 is as follows:

	Nine months Ended
	September 30,
	2013	2012

Balance at beginning of period	$1,824,114	$757,217
Addition of doubtful debt expenses, net	-	310,947
Translation adjustments	49,487	3,367

Balance at end of period	$1,873,601	$1,071,531

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

8.	Other receivables and prepayments, net and advances to senior management (Cont’d)

Notes :

a)

As of September 30, 2013, government grant receivables represented incentive bonus of $409,735 from the local government for good performance by Refractories. The Company is currently evaluating the collectability and timing of the receipt of the grants.

	b)	The loans to third parties represent the loans to third party entities which have business connections with the Company. The amounts are interest-free, unsecured and repayable on demand.

The advances to senior management were mainly for travel and other expenses in the ordinary course of business.

c)

The amounts represent staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business and staff advances of $1,302,400 and $6,355,850 used as collateral for the Company’s loans and bills payable related to financing activities as of September 30, 2013 and December 31, 2012, respectively.

9.	Inventories, net

	September 30,	December 31,
	2013	2012

Raw materials	$4,740,247	$4,327,856
Work-in-progress	8,267,717	2,249,471
Finished goods	1,238,359	6,543,959

	14,246,323	13,121,286
Allowance for obsolete inventories	(154,191)	(150,118)

	$14,092,132	$12,971,168

No allowance for obsolete inventories was recognized in the cost of goods sold during the three months and nine months ended September 30, 2013 and 2012.

10.	Investment in a non-consolidated entity

The Company paid RMB 15 million (equivalent to $2.37 million) in August 2010 to acquire 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company established in the PRC and engaged in manufacturing and trading of silicon carbide. The acquisition was completed on May 28, 2012.

	September 30,	December 31,
	2013	2012

Investment in a non-consolidated entity, beginning balance	$1,040,492	$1,092,041
Less: CHGS’s share of net loss of a non-consolidated entity	(75,267)	(59,143)
Translation adjustments	27,949	7,594

Investment in a non-consolidated entity, ending balance	$993,174	$1,040,492

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

11.	Property, plant and equipment

	September 30,	December 31,
	2013	2012
Costs:
Buildings	$26,160,572	$25,669,609
Plant and machinery	16,519,804	15,289,765
Furniture, fixture and equipment	1,878,732	1,670,067
Motor vehicles	2,773,365	2,369,478

	47,332,473	44,998,919
Accumulated depreciation	(13,496,723)	(10,848,175)
Impairment charge	-	(223,539)
Construction in progress	2,289,138	2,497,799

Property, plant and equipment, net	$36,124,888	$36,425,004

(i)	During the reporting periods, depreciation is included in:

	Nine months Ended
	September 30,
	2013	2012

Cost of goods sold and overhead of inventories	$1,727,179	$1,659,864
General and administrative expenses	646,148	575,878

	$2,373,327	$2,235,742

During the nine months ended September 30, 2013, property, plant and equipment with carrying amounts of $95,996 were disposed for consideration of $121,193 to offset trade payable balances, resulting in a gain of $25,197. During the nine months ended September 30, 2012, property, plant and equipment with carrying amounts of $204,061 were disposed for consideration of $88,538 to offset a trade payable balance, resulting in a loss of $115,523.

(ii)	Construction in progress

Construction in progress mainly comprises capital expenditure for construction of the Company’s new offices and factories.

(iii)	Impairment charge

The management believed that there was an indication of impairment related to the buildings, machinery and equipment, and construction in progress at Prefecture as of December 31, 2012. Based on the impairment review performed by the management, an impairment loss was recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012.

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

12.	Other payables and accrued expenses, including related parties

	September 30,	December 31,
	2013	2012
Accrued audit fee	$-	$90,135
Other accrued expenses	198,701	216,273
Value added tax and other tax payables	2,361,270	2,979,263
Sales receipts in advance	1,290,115	392,898
Salaries payable	1,355,462	1,360,136
Staff welfare payable (Note 12a)	161,718	196,048
Advances from staff, including related parties	383,847	869,196
Freight charges payable	-	3,833
Guarantee liability (Note 19b)	96,940	210,690
Other payables	1,365,370	1,242,674

	$7,213,423	$7,561,146

Note:

a)

Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

13.	Non-interest-bearing loans, including related parties

The loans represent interest-free and unsecured loans from the Company’s associates and are repayable on demand. The balance of non-interest-bearing loans as of September 30, 2013 and December 31, 2012 included loans from related parties. Details of non-interest-bearing loans as of September 30, 2013 and December 31, 2012 are as follow.

	September 30,	December 31,
	2013	2012

Loans from third parties	$7,210,558	$3,827,141
Loans from employees	2,212,471	2,774,824
Loan from Mr. Shunqing Zhang, the Chairman and CEO	17,915	158,500

Total non-interest-bearing loans	$9,440,944	$6,760,465

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

14.	Collateralized short-term bank loans

	September 30,	December 31,
	2013	2012

Bank loans repayable within 1 year	$66,888,008	$65,196,883

The above bank loans are denominated in RMB and carry average interest rates at 6.40% (2012: 6.11%) per annum with maturity dates ranging from 8 days to twelve months.

The bank loans as of September 30, 2013 were secured by the following:

(a)	Guarantees executed by business associates up to the amount of $21,978,000;

(b)	Land use rights with carrying amount of $4,012,193;

(c)	Bank deposits of $31,827,400 (Note 5); and

(d)	Bills issued by banks.

15.	Loans from a third party

The loans are interest-bearing at 24% per annum from an unrelated company. They were guaranteed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and another employee of the Company. These loans are payable no later than November 15, 2013 and November 30, 2013.

16.	Finance costs

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest expenses	$1,142,500	$825,010	$3,073,728	$2,568,233
Bills discounting charges	923,295	1,164,421	2,185,038	3,121,328

	$2,065,795	$1,989,431	$5,258,766	$5,689,561

17.	Income taxes

UNITED STATES

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax law. No provisions for income taxes have been made as the Company has no U.S. taxable income for reporting periods. The applicable income tax rate for the reporting periods is 34%. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2013, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income taxes under the current laws of the BVI.

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
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

Pursuant to the income tax rules and regulations of the PRC, provision for PRC income tax of the PRC subsidiaries is calculated based on the following rates:

		Period ended September 30,
	Note	2013	2012

Refractories	(a)	15.0%	15.0%
High-Temperature	(a)	15.0%	15.0%
Duesail	(a)	15.0%	12.5%
Prefecture		25.0%	25.0%
Micronized		25.0%	25.0%
Yuxing		25.0%	25.0%

Note:

(a)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for 2 years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next 3 years (“tax holidays”). Any unutilized tax holidays will continue until expiry while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. Duesail is in the fifth year of tax holidays in 2013. Refractories was in the third year of tax holidays in 2009 and starting from the fiscal year 2011, Refractories is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry and has passed the inspection of the provincial high-tech item. The relevant authority granted it a certificate during 2011. Starting from the fiscal year 2011, High-Temperature is subject to enterprise income tax at unified rate of 15% for three years due to its engagement in an advanced technology industry. The relevant authority granted it a certificate during 2011.

In July 2006, the FASB issued ASC 740-10-25. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Except for certain immaterial interest income from bank deposits placed with financial institutions outside the PRC, all of the Company’s income is generated from the PRC operations. Given the immaterial amount of income generated from outside the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company’s financial position is not significant. The management evaluated the Company's tax positions and considered no provision for uncertainty in income taxes is necessary as of September 30, 2013 and December 31, 2012.

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

18.	Net loss per common share

During the reporting periods, all the potential dilutive shares were not included in the computation of diluted net loss per common share because they were anti-dilutive. Accordingly, the basic and diluted net loss per common share are the same.

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

(b) The Company guaranteed the following debts of third parties, which is summarized as follows:

	September 30,	December 31,
	2013	2012

Guaranteed amount	$20,350,000	$30,939,200

In accordance with ASC 460, the Company recognized a liability arising from guarantees given for the debts granted to third parties by financial institutions.

An analysis of the guarantee liability is as follows:

	September 30,	December 31,
	2013	2012

Balance at beginning of period/year	$210,690	$309,858
Recognized as expenses for the period/year	154,090	461,578
Recognized as income for the period/year	(273,115)	(562,847)
Translation adjustments	5,275	2,101

Balance at end of period/year	$96,940	$210,690

The fair value of such guarantees is determined by reference to fees charged in an arm’s length transaction for similar services.

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

19.	Commitments and contingencies (Cont’d)

Guarantees as of September 30, 2013 are further analyzed as below:

	Term loan		Interest					Estimated
	draw down	Expiration	rate (per		Principal		Outstanding	maximum
Guarantee	date	date	annum)	Loan principal	repaid	Outstanding	interest	exposure

Business associates	8/27/2012	8/26/2015	11.664%	1,628,000	-	1,628,000	366,774	1,994,774
	10/26/2012	10/25/2013	6.160%	3,256,000	-	3,256,000	18,683	3,274,683
	11/23/2012	11/22//2013	6.160%	3,256,000	-	3,256,000	34,069	3,290,069
	1/12/2013	1/11/2014	8.640%	8,140,000	-	8,140,000	215,806	8,355,806
	6/8/2013	6/6/2014	6.000%	3,256,000	-	3,256,000	138,090	3,394,090
	6/29/2013	6/25/2014	11.520%	814,000	-	814,000	69,366	883,366

				$20,350,000	$-	$20,350,000	$842,788	$21,192,788

Notes:

During the period, the Company has acted as guarantor for bank loans granted to certain business associates. Certain of these associates also provided guarantees for bank loans to the Company (Note 14). None of our directors, director nominees or executive officers is involved in normal operation or investing in the business of the guaranteed business associates. All the business associates have a healthy record to pay back loans in a timely manner, in the People’s Bank of China’s (Central Bank of China) credit rating system.

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

(c)

As of September 30, 2013, the Company had capital commitments of $1,222,286 in connection with the construction of new office buildings and workshops; and $307,338 in connection with the purchase of machinery, which were not contracted for and provided in these financial statements.

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

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

20.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of operations and comprehensive loss. The Company contributed $483,073 and $345,910 for the nine months ended September 30, 2013 and 2012, respectively.

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

Three months ended September 30,
(unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Revenue from external customers	$8,173,820	$9,251,050	$268,647	$573,505	$5,201,077	$12,839,151	$956,402	$963,015	$14,599,946	$23,626,721

Segment (loss) profit	$(1,617,227)	$(2,495,736)	$(33,622)	$75,420	$(157,580)	$1,798,780	$(1,151,470)	$(1,459,580)	$(2,959,899)	$(2,081,116)

Nine months ended September 30,
(Unaudited)

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Revenue from external customers	$25,676,665	$30,808,842	$814,054	$1,434,303	$12,877,459	$18,058,353	$1,641,136	$6,656,101	$41,009,314	$56,957,599

Segment (loss) profit	$(4,527,902)	$(5,129,084)	$(323,442)	$(388,385)	$(535,551)	$1,154,927	$(3,072,168)	$(3,978,550)	$(8,459,063)	$(8,341,092)

	September	December	September	December	September	December	September	December	September	December
	30, 2013	31, 2012	30, 2013	31, 2012	30, 2013	31, 2012	30, 2013	31, 2012	30, 2013	31, 2012
Segment assets	$79,068,041	80,170,355	$3,750,556	$3,778,461	$45,723,080	$44,524,087	$32,595,425	$31,709,484	$161,137,102	$160,182,387

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

21.	Segment information (Cont'd)

Segment information by products for the three months ended September 30, 2013 and 2012

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total

Three months ended September 30, 2013 (Unaudited)

Revenue	$4,884,612	$454,522	$2,834,686	$238,203	$12,969	$17,475	$5,201,077	$956,402	$14,599,946

Three months ended September 30, 2012 (Unaudited)

Revenue	$5,475,652	$415,939	$3,359,459	$464,637	$100,362	$8,506	$12,839,151	$963,015	$23,626,721

Segment information by products for the nine months ended September 30, 2013 and 2012

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	abrasives	Total

Nine months ended September 30, 2013 (Unaudited)

Revenue	$15,786,225	$1,416,656	$8,473,784	$700,573	$77,267	$36,214	$12,877,459	$1,641,136	$41,009,314

Nine months ended September 30, 2012 (Unaudited)

Revenue	$18,249,483	$452,167	$12,107,192	$1,158,810	$256,011	$19,482	$18,058,353	$6,656,101	$56,957,599

1 Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2 Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3 Ceramic cylindsers and plugs comprehensively refer to Ceramic cylinders.

Reconciliation is provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Total consolidated revenue	$14,599,946	$23,626,721	$41,009,314	$56,957,599

Total loss for reportable segments	$(2,959,899)	$(2,081,116)	$(8,459,063)	$(8,341,092)
Unallocated amounts relating to operations:
General and administrative expenses	(79,351)	(52,136)	(446,337)	(302,237)
Other income/ (expenses)	61	(24)	61	(31,671)

Loss before income taxes and noncontrolling interest	$(3,039,189)	$(2,133,276)	$(8,905,339)	$(8,675,000)

China GengSheng Minerals, Inc.
September 30, 2013 and 2012
Notes to Consolidated Financial Statements
(Unaudited)

21.	Segment information (Cont'd)

	September 30,	December 31,
	2013	2012
Assets

Total assets for reportable segments	$161,137,102	$160,182,387
Other receivables	733,140	737,866
Cash and cash equivalents	796,658	1,485,057

	$162,666,900	$162,405,310

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on customers, is set out as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

PRC	$14,210,795	$23,174,222	$39,763,489	$55,707,865
United States	-	-	-	82,671
Others	389,151	452,499	1,245,825	1,167,063

Total	$14,599,946	$23,626,721	$41,009,314	$56,957,599

22.	Subsequent events

The Company evaluated all events or transactions that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no material recognizable or subsequent events or transactions to be disclosed.

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1585 for its December 31, 2012 audited balance sheet, and RMB1 = $0.1628 for its September 30, 2013 unaudited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1622 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of 2013, and RMB1 = $0.1581 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the third quarter of 2012; both of which were based on the average currency conversion rate for each respective quarter.

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

Currently, we conduct our operations in China through our wholly owned subsidiaries, Henan GengSheng Refractories Co., Ltd. (“Refractories”), Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”), Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”), Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”) and Henan Yuxing Proppant Co., Ltd., 21 (“Yuxing”), and through our majority owned subsidiary, Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”). Through our wholly owned BVI subsidiary, GengSheng International, and its wholly owned Chinese subsidiary, Refractories, which has an annual production capacity of approximately 127,000 tons, we manufacture refractories products. We manufacture fracture proppant products through Duesail, which has an annual production capacity of approximately 66,000 tons, and Yuxing, which has designed annual production capacity of approximately 60,000 tons. We manufacture fine precision abrasives products through Micronized, which has designed annual production capacity of approximately 22,000 tons. Through our majority owned subsidiary, High-Temperature, which has an annual production capacity of approximately 150,000 units, we manufacture industrial and functional ceramic products.

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

Our Products

The following table set forth sales information about our product mix in each of the second quarter of 2013 and 2012, and the first nine months of 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
		Percentage		Percentage		Percentage		Percentage
		of net		of net		of net		of net
	Revenue	revenues	Revenue	revenues	Revenue	revenues	Revenue	revenues
Refractories	$8,174	56.0%	$9,251	39.2%	$25,677	62.6%	$30,809	54.1%
Industrial Ceramics	269	1.8%	573	2.4%	814	2.0%	1,434	2.5%
Fracture Proppants	5,201	35.6%	12,840	54.3%	12,877	31.4%	18,059	31.7%
Fine Precision Abrasive	956	6.6%	963	4.1%	1,641	4.0%	6,656	11.7%
	$14,600	100.0%	$23,627	100.0%	$41,009	100.0%	$56,958	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 56.0% of total revenue in the third quarter of 2013. Our refractory products have high-temperature resistance and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory product sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 39.2% of the Company’s total sales in the first nine months of 2013, compared with 35.2% in the same period of 2012. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 1.8% of the total revenue in the third quarter of 2013. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 35.6% of the total revenue in the third quarter of 2013. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for approximately 6.6% of our total revenue in the third quarter of 2013. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and they are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

Summary of Business Operations in Third Quarter of 2013

Our financial performance in the third quarter of 2013 is summarized as follows:

  Sales revenue decreased by approximately $9.0 million, or 38.2%, to approximately $14.6 million in the third quarter of 2013, from approximately $23.6 million for the same period in 2012.

  Gross profit decreased by approximately $2.2 million or 43.8%, to approximately $2.9 million in the third quarter of 2013, from approximately $5.1 million for the same period in 2012. Gross profit margin was 19.7% in the third quarter of 2013, compared with 21.7% for the same period of 2012. The decrease in gross profit margin was primarily due to the lower gross profit margin in our refractories segment as the cost of production increased and the declined gross profit margin in our fracture proppants segment as lower sales price impacted us negatively in the third quarter of 2013. Net loss increased by approximately $873,000 to approximately $3.1 million in the third quarter of 2013, from a net loss of approximately $2.2 million for the same period in 2012.

  Our consolidated balance sheet (unaudited) as of September 30, 2013 included current assets of approximately $121.5 million and total assets of approximately $162.7 million.

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

Increase in Financing Costs Further Limited Our Ability to Expand Business

The unfavorable payment term offered by our customers strained our working capital needs, and as a result significantly increased our financing costs, as banks charged higher interest rates when we discounted more bills receivables to meet our working capital needs.

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

Results of Operations

Comparison of Three-Month Periods Ended September 30, 2013 and 2012

The following table summarizes the results of our operations during the three-month periods ended September 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during the three-month periods ended September 30, 2013 and 2012.

(All amounts, other than percentages, in U.S. dollars)

	Three-Month Period		Three-Month Period
	Ended September 30, 2013		Ended September 30, 2012
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Sales	14,600	100.0%	23,627	100.0%
Cost of goods sold	11,721	80.3%	18,503	-78.3%
Gross profit	2,879	19.7%	5,124	21.7%

Operating expenses
General & administrative expenses	1,789	12.3%	1,693	7.2%
Research and development expenses	402	2.8%	308	1.3%
Selling expenses	2,092	14.2%	3,599	15.2%
Total operating expenses	4,283	29.3%	5,600	23.7%

Loss from operations	(1,404)	-9.6%	(476)	-2.0%

Government grant income	57	0.4%	164	0.7%
Guarantee income	80	0.6%	142	0.6%
Guarantee expenses	-	0%	(137)	-0.6%
Share of net loss of a non-consolidated entity	(25)	-0.2%	(24)	-0.1%
Interest income	345	2.4%	186	0.8%
Other income (expenses)	(26)	-0.2%	1	0.0%
Finance costs	(2,066)	-14.2%	(1,989)	-8.4%

Loss before income taxes and noncontrolling interest	(3,039)	-20.8%	(2,133)	-9.0%
Income taxes	(38)	-0.3%	(59)	-0.3%
Noncontrolling interest	4	0.0%	(8)	0.0%

Net loss attributable to Company’s common stockholders	(3,073)	-21.1%	(2,200)	-9.3%

	Three-Month	Three-Month
	Period Ended	Period Ended	Dollar ($)
	September 30,	September 30,	Increase	Percentage
Dollars in thousands	2013	2012	(Decrease)	Change
Sales	14,600	23,627	(9,027)	-38.2%
Cost of goods sold	11,721	18,503	(6,782)	-36.7%
Gross profit	2,879	5,124	(2,245)	-43.8%
Operating expenses
General & administrative expenses	1,789	1,693	96	5.7%
Research and development expenses	402	308	94	30.5%
Selling expenses	2,092	3,599	(1,507)	-41.9%
Total operating expenses	4,283	5,600	(1,317)	-23.5%

Loss from operations	(1,404)	(476)	(928)	195.0%

Government grant income	57	164	(107)	-65.2%
Guarantee income	80	142	(62)	-43.7%
Guarantee expenses	-	(137)	137	-100%
Share of net loss of a non-consolidated entity	(25)	(24)	(1)	4.2%
Interest income	345	186	159	85.5%
Other income (expenses)	(26)	1	(27)	-2,700.0%
Finance costs	(2,066)	(1,989)	(77)	3.9%

Loss before income taxes and noncontrolling interest	(3,039)	(2,133)	(906)	42.5%
Income taxes	(38)	(59)	21	-35.6%
Noncontrolling interest	4	(8)	12	-150.0%

Net loss attributable to Company’s common stockholders	(3,073)	(2,200)	(873)	39.7%

The average conversion rates between RMB and U.S. dollar used for the consolidated statements of operations and comprehensive loss increased approximately 2.6% during the reporting period of 2013 compared with the reporting period of 2012. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Sales. Sales revenue decreased approximately $9.0 million, or 38.2% to approximately $14.6 million in the third quarter of 2013, from approximately $23.6 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 40.7% compared with the same period of 2012. Our sales revenue is currently generated from sales of our mineral-based products, primarily our refractory products, fracture proppant products, fine precision abrasives products and industrial ceramic products. The decrease was primarily attributable to the decreased sales from our fracture proppant products and refractories products.

In our refractory segment, we sold 15,819 metric tons of refractory products in the third quarter of 2013, a 22.1% decrease compared with 20,299 metric tons sold in the same period of 2012. The revenue from our refractory products decreased by approximately $1.1 million, or 11.6% to approximately $8.2 million in the third quarter of 2013 from approximately $9.3 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 15.5% compared with the same period of 2012. In the third quarter of 2013, the average selling price was $517 per metric ton, an increase of 13.4% compared with the average selling price of $456 in the third quarter of 2012. The increase in average selling price in the third quarter of 2013 resulted from our increased sales of customized refractory products which usually have higher selling prices.

In our fracture proppant segment, we sold 25,633 metric tons of fracture proppant products in the third quarter of 2013, compared with 38,855 metric tons sold in the same period of 2012. The decrease in sales volume was primarily due to the lower demand from one of our major customers. Revenue was approximately $5.2 million in the third quarter of 2013, a decrease of 59.5% compared with approximately $12.8 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 61.0% compared with the same period of 2012. Average selling price decreased to $203 per metric ton in the third quarter of 2013, compared with $330 per metric ton in the same period of 2012. The decrease in average selling price was the result of oversupply of fracture proppant products in the domestic market in the third quarter of 2013.

In our industrial ceramics segment, sales revenue was approximately $269,000 in the third quarter of 2013 compared with approximately $573,000 in the same period of 2012 as demand for our industrial ceramics products continued to decline.

In our fine precision abrasives segment, we realized sales of 356 metric tons in the third quarter of 2013, generating revenue of approximately $956,000. We sold 421 metric tons of fine precision abrasives products for approximately $963,000 in the same period of 2012. The decrease in sales revenue was a result of weak demand for our fine precision abrasives products under current market condition and lower sales to a major customer.

Cost of goods sold. Our cost of goods sold is primarily comprised of the cost of raw materials, components, labor and overhead. Our cost of goods sold decreased approximately $6.8 million, or 36.7%, to approximately $11.7 million in the third quarter of 2013 from approximately $18.5 million in the same period of 2012. Excluding foreign currency translation, our cost of goods sold decreased 39.3% compared with the same period of 2012. As a percentage of net revenue, the cost of goods sold increased by 2.0% to 80.3% in the third quarter of 2013 from 78.3% in the same period of 2012. The decrease in cost of goods sold was mainly attributable to the decreased sales in refractory segment as we terminated some unprofitable full-service contracts and the lower sales revenue in our fracture proppant segment in the third quarter of 2013.

Gross profit. Our gross profit decreased approximately $2.2 million, or 43.8% to approximately $2.9 million in the third quarter of 2013, compared with approximately $5.1 million in the same period of 2012. Gross profit as a percentage of net revenues was 19.7% in the third quarter of 2013, as compared with 21.7% in the same period of 2012. The decrease in gross profit was primarily attributable to the lower sales revenue across all segments and the decreased gross margin resulting from our inability to reduce labor and overhead costs.

General and administrative expenses. Our general and administrative expenses consist of the expenses associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general administrative expenses increased approximately $96,000 or 5.7% to approximately $1.8 million in the third quarter of 2013, compared with approximately $1.7 million in the same period in 2012. Excluding foreign currency translation, our general and administrative expenses increased approximately 1.3% compared with the same period of 2012. As a percentage of net revenue, general and administrative expenses increased to 12.3% in the third quarter of 2013, compared with 7.2% in the same period in 2012.

Research and development expenses. Our research and development expenses increased to approximately $402,000 in the third quarter of 2013, compared with approximately $308,000 in the same period in 2012. The increase was primarily attributable to more research and development activities in the third quarter of 2013.

Selling expenses. Our selling expenses include sales commissions, expenses of advertising and promotional materials, transportation expenses, benefits of sales personnel, after-sale support services and other sales related expenses. Selling expenses decreased by approximately $1.5 million, or 41.9% to approximately $2.1 million in the third quarter of 2013, compared with approximately $3.6 million in the same period in 2012. Excluding foreign currency translation, our selling expenses declined 44.2% compared with the same period of 2012. As a percentage of net revenue, our selling expenses decreased to 14.3% in the third quarter of 2013, as compared with 15.2% in the same period in 2012. The decrease in selling expenses was primarily attributable to the decrease in after-sales service expenses as we terminated several unprofitable full-service contracts in our refractory segment and lower transportation expenses as we sold fewer fracture proppant products in the third quarter of 2013.

Government grant income. Our government grant income was approximately $57,000 in the third quarter of 2013 compared with approximately $164,000 in the same period in 2012.

Share of net loss of a non-consolidated entity. Share of net loss of a non-consolidated entity was approximately $25,000 in the third quarter of 2013, compared with approximately $24,000 in the same period in 2012. Equity in net loss of a non-consolidated entity was related to our investment in Yili YiQiang Silicon Limited (“Yili”).

Interest income. Our interest income was approximately $345,000 in the third quarter of 2013, an increase of approximately $159,000 compared with approximately $186,000 for the same period of 2012 as more bank deposits are used as collateral for loans in the third quarter of 2013.

Finance costs. Our finance costs increased by approximately $77,000, or 3.9% to approximately $2.1 million in the third quarter of 2013, compared with approximately $2.0 million in the same period in 2012. Excluding foreign currency translation, our finance costs stayed flat compared with the same period in 2012.

Loss before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest was approximately $3.0 million in the third quarter of 2013, compared with approximately $2.1 million in the same period of 2012. The increase was primarily attributable to the increased loss from operations in the third quarter of 2013.

Income taxes. Our income taxes were approximately $38,000 in the third quarter of 2013, a decrease of approximately $21,000 from approximately $59,000 in the same period of 2012. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income in China, we still incurred income taxes for the third quarter of 2013.

Net loss. Our net loss in the third quarter of 2013 was approximately $3.1 million, an increase of approximately $873,000 from approximately $2.2 million in the same period in 2012. The decrease was attributable to the factors described above.

Comparison of Nine-Month Periods Ended September 30, 2013 and 2012

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during the nine-month periods ended September 30, 2013 and 2012.

(All amounts, other than percentages, in U.S. dollars)

	Nine-Month Period		Nine-Month Period
	Ended September 30, 2013		Ended September 30, 2012
		As a		As a
	Dollars in	percentage of	Dollars in	percentage of
Statement of operations data:	thousands	net revenues	thousands	net revenues

Sales	41,009	100.0%	56,958	100.0%
Cost of goods sold	33,513	81.7%	46,063	-80.9%
Gross profit	7,496	18.3%	10,895	19.1%

Operating expenses
General & administrative expenses	5,254	12.8%	5,359	9.4%
Research and development expenses	1,049	2.6%	707	1.2%
Selling expenses	5,801	14.2%	8,870	15.6%
Total operating expenses	12,104	29.5%	14,936	26.2%

Loss from operations	(4,608)	-11.2%	(4,041)	-7.1%

Government grant income	131	0.3%	549	1.0%
Guarantee income	273	0.7%	443	0.8%
Guarantee expenses	(154)	-0.4%	(374)	-0.7%
Share of net loss of a non-consolidated entity	(75)	-0.2%	(33)	-0.1%
Interest income	868	2.1%	425	0.8%
Other income (expenses)	(81)	-0.2%	45	0.1%
Finance costs	(5,259)	-12.8%	(5,689)	-10.0%

Loss before income taxes and noncontrolling interest	(8,905)	-21.7%	(8,675)	-15.2%
Income taxes	(517)	-1.3%	(273)	-0.5%
Noncontrolling interest	35	0.1%	41	0.1%

Net loss attributable to Company’s common stockholders	(9,387)	-22.9%	(8,907)	-15.6%

	Nine-Month	Nine-Month
	Period Ended	Period Ended	Dollar ($)
	September 30,	September 30,	Increase	Percentage
Dollars in thousands	2013	2012	(Decrease)	Change
Sales	41,009	56,958	(15,949)	-28.0%
Cost of goods sold	33,513	46,063	(12,550)	-27.3%
Gross profit	7,496	10,895	(3,399)	-31.2%
Operating expenses
General & administrative expenses	5,254	5,359	(105)	-2.0%
Research and development expenses	1,049	707	342	48.4%
Selling expenses	5,801	8,870	(3,069)	-34.6%
Total operating expenses	12,104	14,936	(2,832)	-19.0%

Loss from operations	(4,608)	(4,041)	(567)	14.0%

Government grant income	131	549	(418)	-76.1%
Guarantee income	273	443	(170)	-38.4%
Guarantee expenses	(154)	(374)	220	-58.8%
Share of net loss of a non-consolidated entity	(75)	(33)	(42)	127.3%
Interest income	868	425	443	104.2%
Other income (expenses)	(81)	45	(126)	-280.0%
Finance costs	(5,259)	(5,689)	430	-7.6%

Loss before income taxes and noncontrolling interest	(8,905)	(8,675)	(230)	2.7%
Income taxes	(517)	(273)	(244)	89.4%
Noncontrolling interest	35	41	(6)	-14.6%

Net loss attributable to Company’s common stockholders	(9,387)	(8,907)	(480)	5.4%

Sales. Sales revenue decreased approximately $16.0 million, or 28.0% to approximately $41.0 million in the nine months ended September 30, 2013, from approximately $57.0 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 29.8% compared with the same period of 2012. The decrease was primarily attributable to the decreased sales from all of our operating segments in the nine months ended September 30, 2013.

In our refractory segment, we sold 58,929 metric tons of refractory products in the nine months ended September 30, 2013 compared with 63,284 metric tons sold in the same period of 2012. The revenue from our refractory products decreased approximately $5.1 million, or 16.7% to approximately $25.7 million in the nine months ended September 30, 2013 from approximately $30.8 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 18.8% compared with the same period of 2012. In the nine months ended September 30, 2013, the average selling price was $436 per metric ton, a decrease of 10.5% compared with the average selling price of $487 in the nine months ended September 30, 2012. The decrease in average selling price resulted from our decreased sales of customized refractory products which usually have higher selling prices.

In our fracture proppant segment, we sold 56,178 metric tons of fracture proppant products in the nine months ended September 30, 2013, compared with 57,558 metric tons sold in the same period of 2012. The decrease in sales volume was primarily due to the lower demand from one of our major customers in 2013. Revenue was approximately $12.9 million in the nine months ended September 30, 2013, a decrease of 28.7% compared with approximately $18.1 million in the same period of 2012. Excluding foreign currency translation, the revenue decreased 30.5% compared with the same period of 2012. Average selling price decreased to $229 per metric ton in the nine months ended September 30, 2013, compared with $314 per metric ton in the same period of 2012. The decrease in average selling price was primarily attributable to the increased sales of low-grade products and generally lower market price for fracture proppant products in the nine months ended September 30, 2013.

In our industrial ceramics segment, sales revenue was approximately $814,000 in the nine months ended September 30, 2013 compared with approximately $1.4 million in the same period of 2012 as demand for our products declined in 2013.

In our fine precision abrasives segment, we realized sales of 696 metric tons in the nine months ended September 30, 2013, generating revenue of approximately $1.6 million. We sold 2,476 metric tons of fine precision abrasives products for approximately $6.7 million in the same period of 2012. The decrease in sales revenue was a result of weak demand for our fine precision abrasives products under current market condition and declined sales to a major customer.

Cost of goods sold. Our cost of goods sold decreased approximately $12.6 million, or 27.3% to approximately $33.5 million in the nine months ended September 30, 2013 from approximately $46.1 million in the same period of 2012. Excluding foreign currency translation, our cost of goods sold decreased 29.1% compared with the same period of 2012. As a percentage of net revenues, the cost of goods sold increased slightly to 81.7% in the nine months ended September 30, 2013 from 80.9% in the same period of 2012. The decrease in cost of goods sold was in line with the decrease in sales revenue.

Gross profit. Our gross profit decreased approximately $3.4 million, or 31.2% to approximately $7.5 million in the nine months ended September 30, 2013 from approximately $10.9 million in the same period of 2012. Excluding foreign currency translation, our gross profit decreased 32.9% compared with the same period of 2012. Gross profit as a percentage of net revenues decreased slightly to 18.3% in the nine months ended September 30, 2013 compared with 19.1% in the same period of 2012.

General and administrative expenses. Our general administrative expenses decreased 2.0% to approximately $5.3 million in the nine months ended September 30, 2013 from approximately $5.4 million in the same period of 2012. Excluding foreign currency translation, our general administrative expenses decreased 4.4% compared with the same period of 2012. As a percentage of net revenues, general administrative expenses increased to 12.8% in the nine months ended September 30, 2013 as compared with 9.4% in the same period in 2012.

Research and development expenses. Our research and development expenses increased to approximately $1.0 million in the nine months ended September 30, 2013, compared with approximately $707,000 in the same period in 2012 due to more research and development activities incurred in the nine months ended September 30, 2013.

Selling expenses. Selling expenses decreased by approximately $3.1 million, or 34.6% to approximately $5.8 million in the nine months ended September 30, 2013, compared with approximately $8.9 million in the same period in 2012. Excluding foreign currency translation, our selling expenses decreased by 36.3% compared with the same period of 2012. As a percentage of net revenues, our selling expenses decreased to 14.1% in the nine months ended September 30, 2013, as compared with 15.6% in the same period in 2012. The decrease in selling expenses was primarily attributable to the decrease in after-sales service expenses and transportation expenses as we terminated several unprofitable full-service contracts in our refractory segment in the nine months ended September 30, 2013.

Government grant income. Our government grant income was approximately $131,000 in the nine months ended September 30, 2013 compared with approximately $549,000 in the same period in 2012.

Share of net loss of a non-consolidated entity. Share of net loss of a non-consolidated entity was approximately $75,000 in the nine months ended September 30, 2013, compared with approximately $33,000 in the same period in 2012. Share of net loss of a non-consolidated entity was related to our investment in Yili.

Interest income. Our interest income was approximately $868,000 in the nine months ended September 30, 2013, an increase of approximately $443,000 from approximately $425,000 in the same period of 2012 as more bank deposits are used as collateral for loans during the period.

Finance costs. Our finance costs decreased by approximately $430,000, or 7.6% to approximately $5.3 million in the nine months ended September 30, 2013, compared with approximately $5.7 million in the same period of 2012. The decrease was primarily attributable to a decrease of approximately $936,000 in bills discounting charges which was partially offset by an increase of approximately $506,000 in interest expense. Excluding foreign currency translation, our finance costs decreased 9.9% compared with the same period of 2012.

Loss before income taxes and non-controlling interests. Our loss before income taxes and non-controlling interest increased 2.7% to approximately $8.9 million in the nine months ended September 30, 2013, compared with approximately $8.7 million in the same period of 2012. Excluding foreign currency translation, our loss before income taxes and non-controlling interest stayed flat compared with the same period of 2012.

Income taxes. Our income taxes were approximately $517,000 in the nine months ended September 30, 2013, an increase of approximately $244,000 from approximately $273,000 in the same period of 2012. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes in the nine months ended September 30, 2013.

Net loss. Our net loss in the nine months ended September 30, 2013 was approximately $9.4 million, an increase of approximately $480,000, or 5.4% from approximately $8.9 million in the same period of 2012. Excluding foreign currency translation, our net loss increased by 2.7% compared with the same period of 2012. The increase was attributable to the factors described above.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $2.1 million and restricted cash of approximately $37.9 million. Our current assets were approximately $121.5 million and our current liabilities were approximately $130.8 million as of September 30, 2013 which resulted in a current ratio of approximately 0.93. Total stockholders’ equity as of September 30, 2013 was approximately $31.8 million.

We believe that we can meet the cash requirements for the next twelve months. Although the cash flows from operating activities are not expected to improve significantly, we are confident that we can still get short-term loans from local banks. We expect the good relationship with local banks will continue as we never incurred late payments of principles and interests.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months ended September 30,
Dollars in thousands	2013	2012
Net cash provided by operating activities	5,196	487
Net cash used in investing activities	(1,229)	(2,567)
Net cash (used in) / provided by financing activities	(7,346)	1,104
Net cash outflows/inflows	(3,283)	(965)

Operating Activities

Net cash provided by operating activities was approximately $5.2 million in the nine months ended September 30, 2013, compared with net cash provided by operating activities of approximately $487,000 in the same period of 2012. The increase in net cash provided by operating activities was primarily due to the decrease in trade receivables and bills receivable which was partially offset by the increase in restricted cash and the increase in inventories in the nine months ended September 30, 2013.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2013 was approximately $1.2 million, a decrease of approximately $1.4 million from net cash used in investing activities of approximately $2.6 million in the same period in 2012. The decrease in net cash used in investing activities in the nine months ended September 30, 2013 was primarily due to fewer activities related to our construction of manufacturing and administrative facilities.

Financing Activities

Net cash used in financing activities was approximately $7.3 million in the nine months ended September 30, 2013, compared with net cash provided by financing activities of approximately $1.1 million in the same period of 2012. The increase in net cash used in financing activities was primarily due to the increase in restricted cash which was used as collateral for bank loans in the nine months ended September 30, 2013.

Loan Facilities

We secured new loans totaling approximately $99.0 million from banks for our working capital needs and we repaid approximately $99.1 million in bank loans in the nine months ended September 30, 2013. As a result, the balance of all our bank loans and bank borrowings as of September 30, 2013 was approximately $66.9 million, which includes short-term bank loans of approximately $32.7 million and bank borrowings secured by bank deposits of approximately $34.2 million. As of September 30, 2013, all our loans due were paid off.

As of September 30, 2013, the details of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount

1	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2012-10-15 to 2013-10-14	1 year	$439,560

2	Facility Bank Loan	City Credit Cooperatives in Gongyi	2012-12-26 to 2013-12-25	1 year	$2,930,400

3	Facility Bank Loan	Zhengzhou Bank	2013-01-07 to 2014-01-06	1 year	$4,884,000

4	Facility Bank Loan	Pingdingshan Bank	2013-03-28 to 2014-03-28	1 year	$1,391,940

5	Facility Bank Loan	Luoyang Bank	2013-04-10 to 2014-04-09	1 year	$3,256,000

6	Facility Bank Loan	Agricultural Bank of China	2013-05-08 to 2014-05-07	1 year	$1,628,000

7	Facility Bank Loan	Bank of China	2013-05-14 to 2014-05-13	1 year	$1,302,400

8	Facility Bank Loan	Kunlun Bank	2013-05-31 to 2014-05-30	1 year	$1,628,000

9	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-06-24 to 2014-06-24	1 year	$732,600

10	Facility Bank Loan	China CITIC Bank	2013-06-26 to 2014-06-26	1 year	$2,279,200

11	Facility Bank Loan	China CITIC Bank	2013-06-27 to 2014-06-26	1 year	$1,465,200

12	Facility Bank Loan	China CITIC Bank	2013-06-28 to 2014-06-27	1 year	$976,800

13	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-08-22 to 2014-08-21	1 year	$814,000

14	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-08-22 to 2014-08-21	1 year	$407,000

15	Facility Bank Loan	Pingdingshan Bank	2013-08-23 to 2014-02-22	6 months	$814,000

16	Facility Bank Loan	Pingdingshan Bank	2013-08-27 to 2014-02-26	6 months	$1,628,000

17	Facility Bank Loan	Industrial and Commercial Bank of China	2013-08-31 to 2014-02-21	6 months	$2,360,600

18	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-09-2 to 2014-02-25	6 months	$814,000

19	Facility Bank Loan	Shanghai Pudong Development Bank	2013-09-11 to 2014-09-10	1 year	$2,930,400

20	Bank Borrowing	Puyang Commerical Bank	2013-04-08 to 2013-10-08	6 months	$1,628,000

21	Bank Borrowing	Puyang Commerical Bank	2013-04-12 to 2013-10-11	6 months	$814,000

22	Bank Borrowing	Puyang Commerical Bank	2013-04-24 to 2013-10-23	6 months	$814,000

23	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-05-03 to 2013-10-26	6 months	$81,400

24	Bank Borrowing	Puyang Commerical Bank	2013-05-21 to 2013-11-20	6 months	$814,000

25	Bank Borrowing	Puyang Commerical Bank	2013-05-22 to 2013-11-22	6 months	$814,000

26	Bank Borrowing	Puyang Commerical Bank	2013-05-24 to 2013-11-23	6 months	$814,000

27	Bank Borrowing	Puyang Commerical Bank	2013-05-27 to 2013-11-24	6 months	$814,000

28	Bank Borrowing	Puyang Commerical Bank	2013-05-28 to 2013-11-28	6 months	$814,000

29	Bank Borrowing	Puyang Commerical Bank	2013-05-29 to 2013-11-29	6 months	$814,000

30	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-05 to 2013-11-29	6 months	$113,960

31	Bank Borrowing	Puyang Commerical Bank	2013-06-05 to 2013-12-04	6 months	$814,000

32	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-07 to 2013-12-06	6 months	$814,000

33	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-08 to 2013-12-06	6 months	$814,000

34	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-08 to 2013-12-07	6 months	$814,000

35	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-08 to 2013-12-08	6 months	$814,000

36	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-13 to 2013-12-08	6 months	$1,628,000

37	Bank Borrowing	Nanyang Bank	2013-06-17 to 2013-12-14	6 months	$1,628,000

38	Bank Borrowing	Shanghai Pudong Development Bank Village Bank	2013-06-19 to 2013-12-14	6 months	$1,628,000

39	Bank Borrowing	Nanyang Bank	2013-07-04 to 2013-12-18	6 months	$1,628,000

40	Bank Borrowing	Puyang Commerical Bank	2013-07-08 to 2014-01-05	6 months	$976,800

41	Bank Borrowing	Puyang Commerical Bank	2013-07-10 to 2014-01-10	6 months	$814,000

42	Bank Borrowing	Puyang Commerical Bank	2013-08-09 to 2014-02-08	6 months	$1,139,600

43	Bank Borrowing	Agricultural Bank of China	2013-08-13 to 2013-12-30	5 months	$148,148

44	Bank Borrowing	Puyang Commerical Bank	2013-08-13 to 2014-02-12	6 months	$1,628,000

45	Bank Borrowing	Puyang Commerical Bank	2013-09-04 to 2014-03-03	6 months	$1,628,000

46	Bank Borrowing	Puyang Commerical Bank	2013-09-10 to 2014-03-09	6 months	$1,628,000

47	Bank Borrowing	Industrial and Commercial Bank of China	2013-09-11 to 2014-03-05	6 months	$814,000

48	Bank Borrowing	Puyang Commerical Bank	2013-09-13 to 2014-03-12	6 months	$4,884,000

49	Bank Borrowing	Puyang Commerical Bank	2013-09-17 to 2014-03-16	6 months	$1,628,000

We have facility bank loans of approximately $32.7 million, with maturity dates ranging from October 14, 2013 to September 10, 2014 and bank borrowings secured by bank deposits of approximately $34.2 million. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

Below is a brief summary of the payment obligations under material contracts to which we are a party:

On October 15, 2012, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $440,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.56% per year on all outstanding principal.

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

On March 28, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Pingdingshan Bank (“PB”), whereby PB has agreed to loan approximately $1.4 million (RMB 8.55 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On April 10, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Luoyang Bank (“LYB”), whereby LYB has agreed to loan approximately $3.3 million (RMB 20 million) to Refractories for a term of one year, at an interest rate of 7.22% per year on all outstanding principal.

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

On June 24, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $733,000 (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 6.06% per year on all outstanding principal.

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

On June 28, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $977,000 (RMB 6 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On August 22, 2013, our subsidiary, Refractories, entered into a short term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $814,000 (RMB5 million) to Refractories for a term of one year, at an interest rate of 8.46% per year on all outstanding principal.

On August 22, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $407,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On August 23, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $814,000 (RMB 5 million) to Duesail for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

On August 27, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $1.6 million (RMB 10 million) to Refractories for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

On August 31, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Industrial and Commercial Bank of China (“ICBC”), whereby ICBC has agreed to loan approximately $2.4 million (RMB 14.5 million) to Refractories for a term of six months, at an interest rate of 8.40% per year on all outstanding principal.

On September 2, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $814,000 (RMB 5 million) to Duesail for a term of six months, at an interest rate of 7.84% per year on all outstanding principal.

On September 11, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPDB”), whereby SPDB has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration of Foreign Exchange approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of September 30, 2013 and December 31, 2012.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2013 and December 31, 2012.

	As of	As of
	September 30,	December 31,
	2013	2012

Statutory reserves	$4,554,936	$4,554,936
Special reserve	3,556,036	3,556,036
Total restricted net assets	$8,110,972	$8,110,972
Consolidated net assets	$31,699,710	$40,331,549
Restricted net assets as percentage of consolidated net assets	25.6%	20.1%

Total restricted net assets accounted for approximately 25.6% of our consolidated net assets as of September 30, 2013. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

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

The following is the aging analysis for accounts receivable as of September 30, 2013 and December 31, 2012:

	As of	As of
	September 30,	December 31,
	2013	2012

Due within 1 year	$39,257,055	$49,553,183
Due from 1 to 2 years	7,430,857	4,821,849
Due from 2 to 3 years	2,064,251	2,521,481
Due over 3 years	3,099,323	1,646,402

Total	$51,851,486	$58,542,915

The following is the aging analysis for bills receivable as of September 30, 2013 and December 31, 2012:

	As of	As of
	September 30,	December 31,
	2013	2012

Due within 6 months	$4,153,097	$9,913,668

Total	$4,153,097	$9,913,668

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

We noted that turnover days of accounts receivable in our refractories segment increased in the nine months ended September 30, 2013 due to the macro economic situation. However, we are usually willing to continue the relationship with our customers in the refractory segment and allow for additional time for them to make payments. In the meantime, since most of our large customers are state-owned steel producers and our products are essential for their daily operations, we have not seen a significant increase of risk related to the collection of accounts receivables.

Critical Accounting Policies

Basis of consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Investment in a non-consolidated entity

Investment in an entity over which the Company does not have control, but has significant influence, is accounted for using the equity method of accounting. The Company’s investment in Yili YiQiang Silicon Limited ("Yili") is reported in the consolidated balance sheets as investment in a non-consolidated entity.

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

Recently issued accounting pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Interim Chief Financial Officer, Ms. Weina Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on our assessment, Mr. Zhang and Ms. Zhang determined that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for the period covered by this report.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2013.

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

CHINA GENGSHENG MINERALS, INC.

Date: November 19, 2013	By: /s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and Chairman

Date: November 19, 2013	By: /s/ Weina Zhang
Weina Zhang
Interim Chief Financial Officer