Form 10-K
period 2013-12-31
CHINA GENGSHENG MINERALS, INC.
filed 2014-04-15
CIK 1338578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]   No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $1,562,125 based on $0.135, the price at which the registrant’s common stock was last sold on that date.

There were a total of 26,803,044 shares of the registrant’s common stock outstanding as of April 14, 2014.

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

  “RMB” refers to Renminbi, the legal currency of China; and

  “U.S. dollar,” “$” and “US$” refers to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that RMB1 = $0.1637 for its December 31, 2013 audited balance sheet, and RMB1 = $0.1585 for its December 31, 2012 audited balance sheet, which were determined based on the currency conversion rate at the end of each respective period. The conversion rates of RMB1 = $0.1615 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2013, and RMB1 = $0.1584 is used for the consolidated statement of income and comprehensive income and consolidated statement of cash flows for the year ended December 31, 2012; both of which were based on the average currency conversion rate for each respective period.

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

We sell our products to over 300 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and other countries in Asia and Europe. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are used in the utilities and petrochemical industries. Our fine precision abrasives are marketed to solar companies and optical equipment manufacturers. Our largest customers, measured by percentage of our revenue, mainly operate in the steel industry and oil industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China.

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

In addition, the following information is available on the Investor Relations page of our website: (i) Corporate Governance and (ii) Quarterly Results. These documents will also be available in print without charge to any person who requests them by writing or telephoning our principal executive offices: China GengSheng Minerals, Inc. No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, 451271, P.R. China, Tel:(86) 371-6405-9863, Fax:(86) 371-6405-9846. The information posted on our website is not incorporated into this annual report on Form 10-K.

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

Acquisition of Powersmart and Related Financing

On April 25, 2007, we completed a reverse acquisition transaction through a share exchange with GengSheng International Corporation (formerly, Powersmart Holdings Limited) whereby we issued to the sole shareholder of Powersmart Holdings Limited, Shunqing Zhang, 16,887,815 shares of China GengSheng Minerals common stock, in exchange for all of the issued and outstanding capital stock of Powersmart. By this transaction, Powersmart became our wholly owned subsidiary and Mr. Zhang became our controlling stockholder.

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

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the consolidated financial statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations and of any dependence on one or more of the Company’s segments upon such foreign operations, please see Item 1A, “Risk Factors”.

Our Products and Markets

The following table set forth sales information about our product mix in each of the last three years.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,
	2013		2012		2011
		Percentage		Percentage		Percentage
	Sales	of sales	Sales	of sales	Sales	of sales
	revenue	revenue	revenue	revenue	revenue	revenue
Refractories	$33,131	54.4%	$38,878	52.9%	$46,572	60.5%
Industrial Ceramics	1,096	1.8%	1,802	2.5%	430	0.6%
Fracture Proppants	22,749	37.4%	24,517	33.3%	22,526	29.3%
Fine Precision Abrasive	3,905	6.4%	8,338	11.3%	7,408	9.6%
	$60,881	100.0%	$73,535	100.0%	$76,936	100.0%

Refractories

Our largest product segment is the refractories segment, which accounted for approximately 54.4% of total revenue in 2013. Our refractory products have high-temperature resistance and can function under thermal stress that is common in many heavy industrial production environments. Because of their unique high-temperature resistant qualities, the refractory products are used as linings and key components in many industrial furnaces, such as steel production furnaces, ladles, vessels, and other high-temperature processing machines that must operate at high temperatures for a long period of time without interruption. The majority of our customers are in the iron, steel, cement, chemical, coal, glass, petro-chemical and nonferrous industries.

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

Finally, we provide a full-service option to our steel customers, which include refractory product installation, testing, maintenance, repair and replacement. Refractory products sales are often enhanced by our on-site installation and technical support personnel. Our installation services include applying refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Our technical service staff assure that our customers can achieve their desired productivity objectives. They also measure the refractory wear at our customer sites to improve the quality of maintenance and overall performance of our customers’ equipment. Full-service customers contributed approximately 29.6% of the Company’s total sales in 2013, compared with 28.9% in 2012. We believe that these services, together with our refractory products, provide us a strategic advantage for profits.

Industrial Ceramics

Industrial Ceramics accounted for approximately 1.8% of the total revenue in 2013. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries.

Fracture Proppants

Fracture Proppants accounted for approximately 37.4% of the total revenue in 2013. Our fracture proppant products are very fine ball-like pellets, used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. Our fracture proppant products are available in several different particle sizes (measured in millimeters). They are typically used to extract crude oil and natural gas, which increases the productivity of crude oil and natural gas wells. These products are highly resistant to pressure. In October 2007, our fracture proppant products were recognized by China National Petroleum Corporation (the “CNPC”), China Petroleum & Chemical Corporation (the “Sinopec”) and the China National Offshore Oil Corporation (the “CNOOC”) as their supplier of fracture proppant products for their oil and gas-drilling operation.

Fine Precision Abrasives

Fine Precision Abrasives accounted for 6.4% of our total revenue in 2013. Fine precision abrasives are used for producing a super-fine, super-consistent finish on certain products. A high-strength polyester backing provides a uniform base for a coating of micron-graded mineral particles that are uniformly dispersed for greater finishing efficiency. Our fine precision abrasives are made from silicon carbide (“SiC”). They are ultra-fine, high-strength pellets with uniform shape, and are used for surface-polishing and slicing of precision instruments such as solar panels. Currently, the type of abrasives that we produce is in high demand among solar-energy companies. Solar energy companies use fine precision abrasives to cut silicon bars and to polish equipment surfaces so that they can be smooth and reflective. Our products can be utilized in a broad range of areas including machinery manufacturing, electronics, optical glass, architecture, industry development, semiconductor, silicon chip, plastic and lens.

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

Overall, we believe that our competitive strengths include the following:

  Market Position. We believe that we hold a competitive position in the monolithic refractory marketplace. According to the most recent Chinese steel industry publication available, during 2013, total national sales were approximately 29.3 million tons, 70% of which were from refractories applied in steel making, of which 40% is monolithic refractories. The industry is highly competitive and consists of more than 1,500 manufacturers. However, we believe our well recognized “GengSheng” brand, leading position in research and development and full-service business model place us in a strong competitive position in the monolithic refractory market. We have broad customer base, good recognition of the “GengSheng” brand, flexible manufacturing capabilities and easily accessed distribution channels. These capabilities enable us to introduce new refractory product categories to our customers efficiently and cost-effectively.

  Broad Product Offering. Our refractory product segment offers over 25 product categories that cover a wide range of customer specifications for use in the iron and steel manufacturing industries, in industrial furnaces and other heavy machinery. Our broad product offerings allow us to offer our customers a single-source solution for many of their refractory product requirements.

  Diversified End Market/Customer Base. We sell our refractory products in over 25 provinces in China and 11 countries overseas. In 2013, we had over 250 customers for the refractories segment, and none of them accounted for more than 10% of our 2013 net sales. Our largest customer in refractories segment, Shandong Steel Co., Ltd, Rizhao Subsidiary accounted for 9.0% of 2013 net sales. Our broad product line and diversified target markets and customer base have contributed to greater stability in our sales and operating profit margin. We have long term relationships with steel and iron industry leaders in China, such as Shangdong Steel and Fushun New Steel Co., Ltd.

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

Our Customers

We have over 300 customers in 25 provinces in China, as well as in greater Asia and Europe. Our customers include some of the largest steel and iron producers and petroleum & chemical producers in China. During 2013, sales to one of our customers, PetroChina Changqing Oil Field (“Changqing”) represented 10% or more of our consolidated sales. Our sales to Changqing amounted to approximately $11.1 million or 18.2% of our revenue. During 2012, sales to two of our customers, Jilin Petroleum Group Company Ltd. (“Jilin”) and Shandong Steel Co., Ltd, Rizhao Subsidiary (“Rizhao”) represented 10% or more of our consolidated sales. Our sales to Jilin amounted to $9.0 million or 12.3% of our revenue and sales to Rizhao amounted to $8.6 million or 11.7% of our revenue. During 2011, sales to Shanghai Jolly Trading Co., Ltd. (“Jolly”) and Rizhao represented 10% or more of our consolidated sales. Our sales to Jolly amounted to $10.9 million or 14.1% of our revenue and sales to Rizhao amounted to $8.5 million or 11.1% of our revenue.

Our top ten customers among our segmental lines for the years ended December 31, 2011, 2012 and 2013, which are listed below, accounted for approximately 63.9%, 57.0% and 63.2% of our consolidated revenues, respectively.

Our Top 10 Customers

(As of December 31, 2013)

	Sales (in
	thousands of	Percentage of	Locations of
Customers	US dollars)	net sales	Customers
PetroChina Changqing Oil Field	$11,108	18.2%	Xi’an, China
Shandong Steel Co., Ltd., Rizhao Subsidiary	5,460	9.0%	Rizhao, China
Fushun New Steel Co., Ltd.	5,173	8.5%	Fushun, China
CNPC Chuanqing Drilling & Exploration Corporation	4,600	7.6%	Xi’an, China
Heilongjiang Jianlong Iron & Steel LLC.	2,976	4.9%	Shuangyashan China
Anshan Baode Iron & Steel Ltd.	2,440	4.0%	Anshan, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	2,012	3.3%	Jiayu, China
Tuha Oil Drilling & Exploration	1,979	3.3%	Kumul, China
Anhui Chang Jiang Iron & Steel Co., Ltd.	1,676	2.8%	Maanshan China
Gangyu Fracture Proppants Co., Ltd	999	1.6%	Yuanqu, China
Total	$38,423	63.2%

(As of December 31, 2012)

	Sales (in
	thousands of	Percentage of	Locations of
Customers	US dollars)	net sales	Customers
Jilin Petroleum Group Company Ltd.	$9,016	12.3%	Jilin, China
Shandong Steel Co., Ltd., Rizhao Subsidiary	8,586	11.7%	Rizhao, China
Trina Solar	5,206	7.1%	Changzhou, China
Fushun New Steel Co., Ltd.	5,194	7.1%	Fushun, China
Heilongjiang Jianlong Iron & Steel LLC.	2,777	3.8%	Shuangyashan China
Zibo Hongda Steel LLC	2,540	3.5%	Zibo, China
Sinopec Shengli Oilfield	2,440	3.3%	Dongying, China
CNPC Chuanqing Drilling & Exploration Corporation	2,254	3.1%	Xi’an, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	1,937	2.6%	Jiayu, China
Anshan Baode Iron & Steel Ltd.	1,829	2.5%	Anshan, China
Total	$41,779	57.0%

(As of December 31, 2011)

	Sales (in
	thousands of	Percentage of	Locations of
Customers	US dollars)	net sales	Customers
Shanghai Jolly Trading Co., Ltd	$10,873	14.1%	Shanghai, China
Shandong Steel Co., Ltd., Rizhao Subsidiary	8,539	11.1%	Rizhao, China
AMSAT International	6,504	8.5%	USA
Trina Solar	5,864	7.6%	Changzhou, China
Fushun New Steel Co., Ltd.	3,946	5.1%	Fushun, China
Zibo Hongda Steel LLC	3,222	4.2%	Zibo, China
Xianyang Chuanqing Qingxinyuan Engineering Co., Ltd.	3,197	4.2%	Xianyang, China
Gansu Jiu Steel Group Hongxing Iron & Steel Co., Ltd.	2,732	3.6%	Jiayu, China
Heilongjiang Jianlong Iron & Steel LLC.	2,258	2.9%	Shuangyashan China
Anshan Baode Iron & Steel Ltd.	1,988	2.6%	Anshan, China
Total	$49,123	63.9%

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

The average costs of some of our raw materials from 2012 to 2013 are as follows:

(Per ton and stated in US dollar)	2013	2012	% change
Ordinary bauxite	81.7	112.4	-27.3%
Refined bauxite	294.3	280.9	4.8%
Middle class magnesia	228.2	220.3	3.6%
High class magnesia	318.7	307.9	3.5%
Silica	392.5	339.9	15.5%
Calcium aluminates cement	881.9	847.8	4.0%
Processed aluminum oxide	723.4	755.2	-4.2%
Brown fused corundum	630.6	616.2	2.3%
White fused corundum	673.9	784.8	-14.1%

The average costs of some of our raw materials from 2011 to 2012 are as follows:

(Per ton and stated in US dollar)	2012	2011	% change
Ordinary bauxite	112.4	86.0	30.7%
Refined bauxite	280.9	261.3	7.5%
Middle class magnesia	220.3	218.8	0.7%
High class magnesia	307.9	270.5	13.8%
Silica	339.9	334.6	1.6%
Calcium aluminates cement	847.8	817.6	3.7%
Processed aluminum oxide	755.2	733.3	3.0%
Brown fused corundum	616.2	581.7	5.9%
White fused corundum	784.8	825.6	-4.9%

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

Patents

We currently own 113 Chinese patents which are approved by and registered with the China State Intellectual Property Office. The following table lists part of our important patents:

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

In addition, we have nine pending patent applications with the China State Intellectual Property Office.

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

We have spent $1,394,331, $923,403 and $699,367 on Company-sponsored research and development activities in fiscal years of 2013, 2012 and 2011, respectively. The expenses on research and development include salary, cost of raw material consumed, testing expenses and other costs incurred for research and development of potential new products. We do not have any customer-sponsored research and development activities.

Our Employees

As of April 14, 2014, we had approximately 1,200 full time employees, all of whom are salaried employees and members of a labor union. Approximately 4% of our employees hold a bachelor’s degree, and approximately 1% of our employees hold a master’s degree. We actively recruit our employees from the local market and expect to focus our recruiting efforts on candidates holding bachelor degree in material science, refractory materials and marketing as we implement our expansion plans. We have implemented a comprehensive training program for our employees that focus not only on skills and knowledge for their specific duties, but also on our corporate culture and core values.

Our employees participate in a mandated state pension scheme and social insurance programs managed by Chinese municipal and provincial governments which cover pensions, unemployment and injury insurance. We are required to contribute to the scheme at a rate of 28% of the average monthly salary for employee pensions, 3% of the average monthly salary for the state unemployment fund and 1% of the average monthly salary for injury insurance. Our compensation expenses related to this scheme were $578,770, $522,336 and $466,371 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The iron and steel industries accounted for approximately 70% of the consumption in the Chinese refractory industry according to the industry association statistics. Because our largest customers are in the steel industry, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These macroeconomic factors have historically resulted in wide fluctuations in Chinese and global economies in which steel companies sell their products. In our case, future economic downturns, stagnant economies or currency fluctuations in China or globally could decrease the demand for steel products both in China and overseas and, in turn, could negatively impact our sales, margins and profits.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In China, the production of refractory materials has experienced fast growth in recent years driven largely by growth in China’s steel production. China has become the largest country for producing and consuming refractories, a majority of which were demanded by companies in the steel industry. Our industry’s growth has been primarily driven by the growth in the Chinese steel industry. According to figures provided by World Steel Association, Chinese steel output grew from an annual output of 157 million tons in 2001 to approximately 779 million tons in 2013, representing a compounded annual growth rate of 14.3% . Going forward, however, the forecast provided by the China International Capital Corporation suggests that the annual output of steel in China will not maintain this growth rate.

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

Any decrease in the availability, or increase in the cost of raw materials and energy could materially increase our costs and jeopardize our current profit margins and profitability.

The principal raw materials used in our refractory products are several forms of the minerals SiO2, Al203, and MgO, including bauxite, mullite, corundum, processed Al203, Spinel, magnesia, calcium aluminates cement, and silica. We use bauxite primarily in the production of refractory materials, fracture proppants and some industrial ceramic products. The availability of these raw materials and energy resources may decrease and their prices can become volatile as a result of, among other things, changes in overall supply and demand levels and new laws or regulations. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. In 2013, raw material costs accounted for approximately 63.9% of the production cost for refractory products, approximately 39.3% for fracture proppant products, approximately 55.0% for industrial ceramics products and 78.0% for micropowder products.

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

As we are facing fierce competition and the cost of our raw materials and energy keep rising, we have experienced significant pressure in the refractories segment of our business, our largest product segment which accounted for approximately 54.4% of total revenue in 2013. We may experience fluctuation of profit performance and our profitability is not assured.

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

Approximately 63.2% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have over 300 active customers, approximately 63.2% of our sales revenue came from our top ten customers in 2013, with Changqing accounting for 18.2% of our sales revenue in the same period. If we cease to do business at or above current levels with Changqing or any one of our other largest customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

We hold 113 patents related to our production and some of these patents are key technology widely used in our process to improve the efficiency of production. We also rely on non-disclosure agreements and other confidentiality procedures to protect our intellectual property rights in various jurisdictions. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including China where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in China’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in China, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure that the measures we take to protect our proprietary rights are adequate.

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

We completed our new fine precisions abrasives production facility in 2009 and we have earned revenue in 2012 and 2013 but we cannot guarantee that we will earn the estimated revenues in the future or that it ultimately will be profitable.

We initiated the construction of our fine precisions abrasives production facility in 2008 and completed it in 2009. We entered into trial production in July 2009 and initiated sales in August 2010. In 2013, the Company sold approximately 1,702 tons of abrasives. However, we cannot guarantee that we will continue to earn revenue or that the business will be profitable.

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

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence and the market price of our common stock may be adversely impacted.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Chief Executive Officer and President, Shunqing Zhang, our Interim Chief Financial Officer, Weina Zhang, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.7% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our common stock could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

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

As of the date of this report, Mr. Shunqing Zhang, our President and CEO, was the beneficial owner of approximately 56.8% of our outstanding voting securities. As a result, he possessed significant influence, giving him the ability to elect a majority of our board of directors and to authorize or prevent significant corporate transactions. His ownership and control may impede or delay any future change in control through merger, consolidation, takeover or other business combinations and may discourage a potential acquirer from making a tender offer.

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

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the NYSE MKT LLC. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2013	Sale Prices (1)
	High	Low
4th Quarter	$0.39	$0.13
3rd Quarter	0.21	0.07
2nd Quarter	0.28	0.12
1st Quarter	0.39	0.19

Year Ended December 31, 2012	Sale Prices
	High	Low
4th Quarter	$0.48	$0.28
3rd Quarter	0.51	0.34
2nd Quarter	1.08	0.45
1st Quarter	1.19	0.69

(1) The above tables set forth the range of high and low bid prices per share of our common stock as reported in our SEC filings and by www.nasdaq.com for the periods indicated.

Holders

On April 14, 2014, there were approximately 215 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

As of April 14, 2014, no securities have been issued under the Plan.

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

Unless otherwise specified, references to Notes to our consolidated financial statements are to the Notes to our audited consolidated financial statements as of December 31, 2013 and 2012.

Overview

We are a Nevada holding company that operates through our direct and indirect subsidiaries. Through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Refractories, we manufacture monolithic refractory products in China. Through our wholly-owned BVI subsidiary, GengSheng International, and its wholly-owned Chinese subsidiary, Duesail and Duesail’s wholly-owned subsidiary Yuxing, we manufacture fracture proppant products. Through Micronized, wholly-owned subsidiary of Refractories, we manufacture fine precision abrasives. Through High-Temperature, 89% owned subsidiary of Refractories, we manufacture industrial ceramic products. We have four primary business segments: refractories, industrial ceramics, fracture proppant and fine precision abrasives. Refractories product is a nonmetallic material that is used in heavy industrial processes present with extremely high temperatures, and the main customers for the segment are steel makers. Our industrial ceramic products, including abrasive balls and tiles, valves, electronic ceramics and structural ceramics, are components for a variety of end-use products such as fuses, vacuum interrupters, electrical components, mud slurry pumps, and high-pressure pumps. Such end use products are used in the electric power, electronic component, industrial pump, and metallurgy industries. Our fracture proppants are very fine ball-like pellets, highly resistant to pressure, and used to reach pockets of oil and natural gas deposits that are trapped in the fractures under the ground. Oil drillers inject the pellets into those fractures, squeezing out the trapped oil or natural gas, which leads to higher yield. The fine precision abrasives are essentially very fine, uniformly round, silicon carbide (SiC) based particles. These ultra-fine high-strength particles are applicable in a broad range of applications, including machine manufacturing, electronics, optical glass, architecture, semiconductors, silicon chips, plastics and lenses. In 2013, the refractories segment contributed approximately $33.1 million or 54.4% of our total revenue of approximately $60.9 million, industrial ceramics contributed approximately $1.1 million or 1.8% of the total revenue, fracture proppants contributed approximately $22.7 million or 37.4% of our total revenue and fine precision abrasives contributed approximately $3.9 million or 6.4% of the total revenue.

We sell our products to over 300 customers in the iron, steel, oil, glass, cement, aluminum, chemical and solar industries located in China and 11 countries in other parts of Asia and Europe. Our refractory customers are companies in the steel, iron, petroleum, chemical, coal, glass and mining industries. Our fracture proppant products are sold to oil and gas companies. Our industrial ceramics are products used by the utilities and petrochemical industries. The Company’s fine precision abrasives target solar companies and optical equipment manufacturers. Most of our large customers, measured by percentage of our revenue, mainly operate in the steel industry. Currently, most of our revenues are derived from the sale of our monolithic refractory products and fracture proppants products to customers in China.

Summary of Business Operations in 2013

During 2013, we experienced further decline in net sales as all of our segments are still facing challenges from deteriorating market condition. From the beginning of 2009, the PRC central government has labeled the steel sector in China an overcapacity-burdened industry and the government is resolved to cut back the industry's excessive capacity. Since then some small and mid-sized steel producers have been shut down, which resulted in the decrease in the demand for refractories. To face the changing market environment, we have adjusted product offerings in the refractories segment, entered into more full-service contracts to sell both our products and service and focused on maintaining current customers. However, due to the weak demand of our products and the inability to find new customers, the sales in our refractories segment declined further in 2013. In the fracture proppant segment, our sales decreased as the price of fracture proppant products continued to decline in 2013. In our fine precision abrasives segment, we failed to maintain our market share and incurred further losses in 2013 as the overcapacity and uncertainty surrounding the solar industry still exists.

Our financial performance in 2013 is summarized as follows:

  Net sales decreased by approximately $12.6 million, or 17.2% to approximately $60.9 million in 2013 from approximately $73.5 million in 2012.
  Gross margin decreased by approximately $4.5 million, or 36.2%, to approximately $8.1 million in 2013, from approximately $12.6 million in 2012. Gross margin was 13.2% for 2013, compared with 17.2% for 2012. The decrease in gross margin was largely attributable to the lower gross margin in our fine precision abrasives segment as overcapacity and weak demand from solar industry continued to impact us negatively; the lower gross margin in fracture proppants segment as well as rising costs in refractories segment as compared to 2012.
  Net loss increased by approximately $4.7 million, to approximately $18.2 million in 2013, from a net loss of approximately $13.5 million in 2012.
  Our consolidated balance sheet as of December 31, 2013 included current assets of approximately $100.0 million and total assets of approximately $141.9 million, with working capital deficit of approximately $19.0 million.

Major Factors that Affected our Financial Condition in 2013

Continued Industry Consolidation of Steel Makers Further Squeezed Our Profit in Refractories Segment

Although the crude steel output in China reached a new record of approximately 779 million metric tons in 2013, the steel industry still faces overcapacity and weak demand from both domestic and international market. In addition, the PRC government’s continued policy to close small to mid-sized steel makers reduced the overall demand for refractories. As revenue from our refractories segment accounted for a large portion of our total sales revenue and many of our customers are in the steel industry, the continued industry consolidation of steel makers have a deep impact on us and further reduced our profit in the refractories segment.

Increase in Financing Costs Further Limited Our Ability to Expand Business

The unfavorable payment terms offered by our customers in the refractories segment and fine precision abrasives segment strained our working capital needs, and as a result, significantly increased our financing costs, as banks charged higher interest rates when we discounted more notes receivables to meet our working capital needs.

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

Results of Operations

The following table summarizes the results of our operations during the fiscal years ended December 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years.

(All amounts, other than percentages, in U.S. dollars)

	2013		2012
		As a percentage		As a percentage
	Dollars	of	Dollars	of
Statement of operations data:	in thousands	sales revenue	in thousands	sales revenue

Net Sales	$60,881	100.0%	73,535	100.0%
Cost of goods sold	52,815	86.8%	60,886	82.8%
Gross margin	8,066	13.2%	12,649	17.2%

Operating expenses
Bad debt expenses	6,947	11.4%	1,731	2.4%
Selling expenses	4,804	7.9%	9,630	13.1%
Research and development expenses	1,394	2.3%	923	1.3%
General & administrative expenses	6,957	11.4%	7,319	10.0%
Impairment of fixed assets	-	0.0%	287	0.4%
Total operating expenses	20,102	33.0%	19,890	27.0%

Loss from operations	(12,036)	-19.8%	(7,241)	-9.8%

Other (income) expense
Interest income	(1,181)	-1.9%	(813)	-1.1%
Interest expense and banker’s acceptance notes discount	7,744	12.7%	7,301	9.9%
Government grant	(1,163)	-1.9%	(559)	-0.8%
CHGS share of net loss from a non-consolidated entity	101	0.2%	59	0.1%
Loan guarantee income	(338)	-0.6%	(563)	-0.8%
Loan guarantee expenses	257	0.4%	462	0.6%
Other (income) expense	496	0.8%	(25)	0.0%

Loss before income tax provision	(17,951)	-29.5%	(13,103)	-17.8%

Income tax provision (benefit)	291	0.5%	492	0.7%

Net loss before non-controlling interest	(18,242)	-30.0%	(13,595)	-18.5%
Net loss attributable to non-controlling interest	(61)	-0.1%	(56)	-0.1%

Net loss attributable to CHGS stockholders	(18,181)	-29.9%	(13,539)	-18.4%

			Dollar ($)	Percentage
			Increase	Increase
Dollars in thousands	2013	2012	(Decrease)	(Decrease)
Net Sales	$60,881	$73,535	$(12,654)	-17.2%
Cost of goods sold	52,815	60,886	(8,071)	-13.3%
Gross margin	8,066	12,649	(4,583)	-36.2%

Operating expenses
Bad debt expenses	6,947	1,731	5,216	301.4%
Selling expenses	4,804	9,630	(4,826)	-50.1%
Research and development expenses	1,394	923	471	51.0%
General & administrative expenses	6,957	7,319	(362)	-4.9%
Impairment of fixed assets	-	287	(287)	-100.0%
Total operating expenses	20,102	19,890	212	1.1%

Loss from operations	(12,036)	(7,241)	(4,795)	66.2%

Other (income) expense
Interest income	(1,181)	(813)	(368)	45.3%
Interest expense and banker’s acceptance notes discount	7,744	7,301	443	6.1%
Government grant	(1,163)	(559)	(604)	108.2%
CHGS share of net loss from a non-consolidated entity	101	59	42	70.8%
Loan guarantee income	(338)	(563)	225	-39.9%
Loan guarantee expenses	257	462	(205)	-44.3%
Other (income) expense	496	(25)	521	-2,015.3%

Loss before income tax provision	(17,951)	(13,103)	(4,848)	37.0%

Income tax provision (benefit)	291	492	(201)	-40.9%

Net loss before non-controlling interest	(18,242)	(13,595)	(4,647)	34.2%
Net loss attributable to non-controlling interest	(61)	(56)	(6)	10.0%

Net loss attributable to CHGS stockholders	(18,181)	(13,539)	(4,642)	34.3%

The average conversion rates between RMB and U.S. dollar used for the consolidated statements of operations and comprehensive loss increased approximately 2.0% during the reporting period of 2013 compared with the reporting period of 2012. As substantially all of our revenues and most expenses are denominated in RMB, the appreciation in the value of RMB relative to the U.S. dollar affected our financial results reported in the U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

Net sales. Net sales decreased approximately $12.6 million, or 17.2%, to approximately $60.9 million in 2013 from approximately $73.5 million in 2012. Excluding foreign currency translation, the revenue decreased approximately $13.8 million, or 18.8% compared with 2012. The decrease was mainly attributable to the decreased sales from all of our segments.

In our refractory segment, we sold 74,281 metric tons of refractory products in 2013, a 5.0% decrease compared with 78,186 metric tons sold in 2012. The revenue from our refractory products decreased to approximately $33.1 million in 2013 from approximately $38.9 million in 2012. Excluding foreign currency translation, the revenue decreased approximately $6.4 million, or 16.4% compared with 2012. The average selling prices decreased to $446 per metric ton in 2013, representing a 10.3% decrease compared with $497 per metric ton in 2012. Excluding foreign currency translation, the average selling prices decreased to $437 per metric ton, or a decrease of 12.0% compared with 2012.

In our fracture proppant segment, we sold 88,388 metric tons of fracture proppant products in 2013, compared with 73,958 metric tons in 2012. The increase in sales volume was primarily driven by the increased sales in domestic market as the demand for our products from oil producers in China increased in 2013. Revenue from fracture proppant products was approximately $22.7 million in 2013, a decrease of approximately $1.8 million or 7.2% compared with approximately $24.5 million in 2012. Excluding foreign currency translation, the revenue decreased approximately $2.2 million, or 9.0% compared with 2012. Average selling price decreased to $257 per metric ton in 2013, compared with $331 per metric ton in 2012. Excluding foreign currency translation, the average selling prices decreased $79 per metric ton, or 23.9% compared with 2012. The decrease in average selling price was primarily attributable to the increased sales of low-grade products and generally lower market price for fracture proppant products in 2013.

In our industrial ceramics segment, revenue was approximately $1.1 million in 2013 compared with approximately $1.8 million in 2012. The decrease was primarily attributable to the lower demand for our industrial ceramics products in 2013.

In our fine precision abrasives segment, we realized sales of 1,702 metric tons in 2013, generating revenue of approximately $3.9 million. We sold 3,054 metric tons of fine precision abrasives products for approximately $8.3 million in 2012. The decrease in sales revenue was a result of weak demand for our fine precision abrasives products under current market condition and declined sales to a major customer.

Cost of goods sold. Our cost of goods sold decreased by approximately $8.1 million or 13.3% to approximately $52.8 million in 2013 from approximately $60.9 million in 2012. Excluding foreign currency translation, our cost of goods sold decreased approximately $9.1 million or 14.9% compared with 2012. As a percentage of sales revenue, the cost of goods sold increased by approximately 4.0% to 86.8% in 2013 from 82.8% in 2012. The decrease in cost of goods sold was primarily attributable to the decreased sales in our refractory segment as we terminated more unprofitable full-service contracts in 2013.

Gross margin. Our gross margin decreased by approximately $4.5 million, or 36.2% to approximately $8.1 million in 2013 from approximately $12.6 million in 2012. Excluding foreign currency translation, our gross margin decreased approximately $4.7 million, or 37.5% compared with 2012. Gross margin was 13.2% in 2013, as compared with 17.2% in 2012. The decrease was primarily attributable to the decreased gross margin in our refractory segment and fracture proppants segment.

Bad debt expenses. Bad debt expenses increased approximately $5.2 million, or 301.4% to approximately $6.9 million in 2013 from approximately $1.7 million in 2012. Excluding foreign currency translation, the bad debt expenses increased approximately $5.1 million, or 293.7% compared with 2012. The increase was primarily attributable to the management’s decision to increase the reserve for other receivables due to their uncertainties in collectability in 2013 and increased allowance for accounts receivable as some of our customers failed to make payments on time.

Selling expenses. Selling expenses decreased by approximately $4.8 million, or 50.1%, to approximately $4.8 million in 2013 compared with approximately $9.6 million in 2012. Excluding foreign currency translation, the selling expenses decreased approximately $4.9 million, or 51.1% compared with 2012. As a percentage of sales revenue, our selling expenses decreased to 7.9% in 2013, as compared with 13.1% in 2012. The decrease in selling expenses as a percentage of sales revenue was primarily attributable to the lower sales related expenses as we terminated several full-service contracts in our refractory segment in 2013.

Research and development cost. Our research and development cost increased to approximately $1.4 million in 2013 compared with approximately $923,000 in 2012. The increase in research and development cost was attributable to more research and development activities in 2013.

General and administrative expenses. Our general and administrative expenses decreased by approximately $362,000 or 4.9%, to approximately $7.0 million in 2013 from approximately $7.3 million in 2012. Excluding foreign currency translation, the general and administrative expenses decreased approximately $495,000, or 6.8% compared with 2012. As a percentage of net sales, general and administrative expenses increased 1.4% to 11.4% in 2013, compared with 10.0% in 2012 as net sales decreased over the year.

Impairment of fixed assets. There was no impairment expense of fixed assets in 2013 as compared with approximately $287,000 in 2012. The impairment expenses in 2012 were related to write-off fixed assets at Prefecture.

Interest income. Interest income was approximately $1.2 million in 2013, an increase of approximately $368,000 or 45.3% compared with approximately $813,000 in 2012. The increase in interest income was primarily due to higher interest earned on our restricted cash accounts held at local financial institutions in 2013.

Interest expenses and banker’s acceptance notes discount. Our interest expenses and banker’s acceptance notes discount increased by approximately $443,000, or 6.1% to approximately $7.7 million in 2013, from approximately $7.3 million in 2012. Excluding foreign currency translation, our interest expenses and banker’s acceptance notes discount increased approximately $294,000 or 4.0% compared with 2012. The increase was primarily attributable to an increase in banker’s acceptance notes discount charges as we discounted more banker's acceptance notes receivable instead of holding them to maturity.

Government grant. Our government grant was approximately $1.2 million in 2013, compared with approximately $559,000 in 2012. The increase in government grant was primarily attributable to a one-time government grant received at Refractory in 2013.

Share of net loss from a non-consolidated entity. Share of net loss from a non-consolidated entity was approximately $101,000 in 2013, compared with approximately $59,000 in 2012. This was related to our investment in Yili Yi Qiang Silicon Limited.

Loss before income tax provision. Our loss before income tax provision was approximately $18.0 million in 2013 as compared to approximately $13.1 million in 2012. Excluding foreign currency translation, our loss before income tax provision was approximately $17.6 million. The increase in loss before income tax provision was primarily attributable to the lower net revenue and the higher operating losses in 2013.

Income tax provision. Our income tax provision was approximately $291,000 in 2013, a decrease of approximately $201,000 from approximately $492,000 in 2012. Despite a net loss, as certain of our PRC subsidiaries recognized taxable income, we still incurred income taxes in 2013.

Net loss attributable to shareholders. Our net loss attributable to shareholders was approximately $18.2 million in 2013, an increase of approximately $4.7 million from approximately $13.5 million in 2012. Excluding foreign currency translation, our net loss attributable to shareholders was approximately $17.8 million. The increase in net loss attributable to shareholders was attributable to the factors described above.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of approximately $1.2 million and pledged deposits of approximately $29.1 million. Our current assets were approximately $100.0 million and our current liabilities were approximately $119.0 million as of December 31, 2013 which resulted in a current ratio of approximately 0.84. Total stockholders’ equity as of December 31, 2013 was approximately $23.0 million. The following table sets forth summary of our cash flows for the periods indicated:

Dollars in thousands	2013	2012
Net cash provided by (used in) operating activities	$9,162	$(16,899)
Net cash used in investing activities	(2,240)	(1,267)
Net cash provided by (used in) financing activities	(11,241)	19,965
Effect of foreign currency translation on cash and cash equivalents	80	15
Net increase (decrease) in cash and cash equivalents	(4,239)	1,814
Cash, beginning of year	5,408	3,594
Cash, end of year	$1,169	$5,408

Operating Activities

Net cash provided by operating activities was approximately $9.2 million in 2013, compared with net cash used in operating activities of approximately $16.9 million in 2012. The increase in net cash provided by operating activities was primarily attributable to the decreased accounts receivable, prepayments and other current assets and banker’s acceptance notes receivable in 2013, which were partly offset by the increase in net loss and decreased banker’s acceptance notes payable compared with 2012.

Investing Activities

Net cash used in investing activities in 2013 was approximately $2.2 million, an increase of approximately $0.9 million from net cash used in investing activities of approximately $1.3 million in 2012. The increase in net cash used in investing activities in 2013 was primarily attributable to more activities related to our construction and renovation of our manufacturing and administrative facilities as compared with 2012.

Financing Activities

Net cash used in financing activities was approximately $11.2 million in 2013, compared with net cash provided by financing activities of approximately $20.0 million in 2012 as we repaid more bank loans in 2013.

Loan Facilities

We secured new loans totaling approximately $114.9 million from banks for our working capital needs and we repaid approximately $121.9 million in bank loans during the year ended December 31, 2013. As a result, the balance of all of our bank loans and bank borrowings as of December 31, 2013 was approximately $60.3 million, which includes short-term bank loans of approximately $29.9 million and bank borrowings secured by bank deposits of approximately $30.4 million.

As of December 31, 2013, the details of all our short-term bank loans and bank borrowings are as follows:

All amounts, other than percentages, are in U.S. dollar.

No	Type	Contracting Party	Valid Date	Duration	Amount
1	Facility Bank Loan	Zhengzhou Bank	2013-01-07 to 2014-01-06	1 year	$4,911,000
2	Facility Bank Loan	Pingdingshan Bank	2013-03-28 to 2014-03-28	1 year	$1,399,635
3	Facility Bank Loan	Luoyang Bank	2013-04-10 to 2014-04-09	1 year	$3,274,000
4	Facility Bank Loan	Agricultural Bank of China	2013-05-08 to 2014-05-07	1 year	$1,637,000
5	Facility Bank Loan	Bank of China	2013-05-14 to 2014-05-13	1 year	$1,309,600
6	Facility Bank Loan	Kunlun Bank	2013-05-31 to 2014-05-30	1 year	$1,637,000
7	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-06-24 to 2014-06-24	1 year	$736,650
8	Facility Bank Loan	China CITIC Bank	2013-06-26 to 2014-06-26	1 year	$2,291,800
9	Facility Bank Loan	China CITIC Bank	2013-06-27 to 2014-06-26	1 year	$1,473,300
10	Facility Bank Loan	China CITIC Bank	2013-06-28 to 2014-06-27	1 year	$982,200
11	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-08-22 to 2014-08-21	1 year	$818,500
12	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-08-22 to 2014-08-21	1 year	$409,250
13	Facility Bank Loan	Pingdingshan Bank	2013-08-23 to 2014-02-22	6 months	$818,500
14	Facility Bank Loan	Pingdingshan Bank	2013-08-27 to 2014-02-26	6 months	$1,637,000
15	Facility Bank Loan	Industrial and Commercial Bank of China	2013-08-31 to 2014-02-21	6 months	$2,373,650
16	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-09-02 to 2014-02-25	6 months	$818,500
17	Facility Bank Loan	Shanghai Pudong Development Bank	2013-09-11 to 2014-09-10	1 year	$2,946,600
18	Facility Bank Loan	Shanghai Pudong Development Bank Village Bank	2013-10-16 to 2014-10-15	1 year	$441,990
19	Bank Borrowing	Puyang Commerical Bank	2013-07-08 to 2014-01-05	6 months	$982,200
20	Bank Borrowing	Puyang Commerical Bank	2013-07-10 to 2014-01-10	6 months	$818,500
21	Bank Borrowing	Puyang Commerical Bank	2013-08-09 to 2014-02-08	6 months	$1,145,900
22	Bank Borrowing	Puyang Commerical Bank	2013-08-13 to 2014-02-12	6 months	$1,637,000
23	Bank Borrowing	Puyang Commerical Bank	2013-09-04 to 2014-03-03	6 months	$1,637,000
24	Bank Borrowing	Puyang Commerical Bank	2013-09-10 to 2014-03-09	6 months	$1,637,000
25	Bank Borrowing	Industrial and Commercial Bank of China	2013-09-11 to 2014-03-05	6 months	$818,500
26	Bank Borrowing	Puyang Commerical Bank	2013-09-13 to 2014-03-12	6 months	$4,911,000
27	Bank Borrowing	Puyang Commerical Bank	2013-09-17 to 2014-03-16	6 months	$1,637,000
28	Bank Borrowing	Industrial and Commercial Bank of China	2013-10-25 to 2014-01-30	4 months	$196,440

29	Bank Borrowing	Other	2013-10-28 to 2014-03-23	5 months	$49,110
30	Bank Borrowing	Agricultural Bank of China	2013-11-05 to 2014-05-05	6 months	$1,637,000
31	Bank Borrowing	Industrial and Commercial Bank of China	2013-11-11 to 2014-05-06	6 months	$982,200
32	Bank Borrowing	China Minsheng Bank	2013-11-11 to 2014-11-11	1 year	$3,274,000
33	Bank Borrowing	Industrial and Commercial Bank of China	2013-11-13 to 2014-05-05	6 months	$327,400
34	Bank Borrowing	Industrial and Commercial Bank of China	2013-11-13 to 2014-05-05	6 months	$130,960
35	Bank Borrowing	Agricultural Bank of China	2013-11-14 to 2014-05-13	6 months	$1,227,750
36	Bank Borrowing	Industrial and Commercial Bank of China	2013-11-26 to 2014-03-22	4 months	$327,400
37	Bank Borrowing	Industrial and Commercial Bank of China	2013-11-26 to 2014-03-25	4 months	$114,590
38	Bank Borrowing	Other	2013-11-26 to 2014-04-11	5 months	$27,829
39	Bank Borrowing	Industrial and Commercial Bank of China	2013-12-03 to 2014-05-27	6 months	$818,500
40	Bank Borrowing	Agricultural Bank of China	2013-12-04 to 2014-06-03	6 months	$1,637,000
41	Bank Borrowing	Agricultural Bank of China	2013-12-05 to 2014-06-04	6 months	$982,200
42	Bank Borrowing	Agricultural Bank of China	2013-12-09 to 2014-06-05	6 months	$1,637,000
43	Bank Borrowing	Other	2013-12-17 to 2014-03-26	4 months	$49,110
44	Bank Borrowing	China Minsheng Bank	2013-12-18 to 2014-06-10	6 months	$1,637,000
45	Bank Borrowing	Other	2013-12-23 to 2014-05-19	5 months	$32,740
46	Bank Borrowing	Other	2013-12-23 to 2014-06-05	6 months	$81,850

We have facility bank loans of approximately $29.9 million, maturing from January 6, 2014 to October 15, 2014 and bank borrowings secured by bank deposits of approximately $30.4 million. We will also consider refinancing debts. However, we cannot provide assurance that we will be able to refinance any of our debts on terms favorable to us in a timely manner.

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

On June 24, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank Village Bank of Gongyi (“SPDVB”), whereby SPDVB has agreed to loan approximately $737,000 (RMB 4.5 million) to Refractories for a term of one year, at an interest rate of 6.06% per year on all outstanding principal.

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

On June 28, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with CITIC, whereby CITIC has agreed to loan approximately $982,000 (RMB 6 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On August 22, 2013, our subsidiary, Refractories, entered into a short term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $819,000 (RMB5 million) to Refractories for a term of one year, at an interest rate of 8.46% per year on all outstanding principal.

On August 22, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $409,000 (RMB 2.5 million) to Duesail for a term of one year, at an interest rate of 8.40% per year on all outstanding principal.

On August 23, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with PB, whereby PB has agreed to loan approximately $819,000 (RMB 5 million) to Duesail for a term of six months, at an interest rate of 6.16% per year on all outstanding principal.

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

On September 2, 2013, our subsidiary, Duesail, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $819,000 (RMB 5 million) to Duesail for a term of six months, at an interest rate of 7.84% per year on all outstanding principal.

On September 11, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with Shanghai Pudong Development Bank (“SPDB”), whereby SPDB has agreed to loan approximately $2.9 million (RMB 18 million) to Refractories for a term of one year, at an interest rate of 6.60% per year on all outstanding principal.

On October 16, 2013, our subsidiary, Refractories, entered into a short-term working capital loan agreement with SPDVB, whereby SPDVB has agreed to loan approximately $442,000 (RMB 2.7 million) to Refractories for a term of one year, at an interest rate of 6.06% per year on all outstanding principal.

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

Restrictions on net assets also include the conversion of local currency into foreign currencies, tax withholding obligations on dividend distributions, the need to obtain State Administration of Foreign Exchange approval for loans to a non-PRC consolidated entity and the covenants or financial restrictions related to outstanding debt obligations. We did not have these restrictions on our net assets as of December 31, 2013 and December 31, 2012.

The following table provides the amount of our statutory reserves, special reserve, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2013 and December 31, 2012.

	As of	As of
	December 31,	December 31,
	2013	2012

Statutory reserves	$4,685,523	$4,554,936
Special reserve	3,556,036	3,556,036
Total restricted net assets	$8,241,559	$8,110,972
Consolidated net assets	$22,866,306	$40,331,549
Restricted net assets as percentage of consolidated net assets	36.0%	20.1%

Total restricted net assets accounted for approximately 36.0% of our consolidated net assets as of December 31, 2013. As our subsidiaries usually set aside only 10% of after-tax net profits each year to fund the statutory reserves and are not required to fund the statutory reserves when they incur losses, we believe the potential impact of such restricted net assets on our liquidity is limited.

Accounts Receivable and Banker’s Acceptance Notes Receivable

Accounts receivable represents amounts due to us by our customers on the sale of products or services on credit.

Banker’s acceptance notes receivable represents bank undertakings that essentially guarantee the payment of amounts owed by our customers to us. The undertakings are provided by banks upon receipt of collateral deposits from the customers. Banker’s acceptance notes receivable can be sold by us at a discount before maturity.

The following is the aging analysis for accounts receivable as of December 31, 2013 and December 31, 2012:

	As of	As of
	December 31,	December 31,
	2013	2012

Due within 1 year	$35,803,737	$49,553,183
Due from 1 to 2 years	9,007,009	4,821,849
Due from 2 to 3 years	2,752,596	2,521,481
Due over 3 years	2,806,595	1,646,402

Total	$50,369,937	$58,542,915

The following is the aging analysis for notes receivable as of December 31, 2013 and December 31, 2012:

	As of	As of
	December 31,	December 31,
	2013	2012

Due within 6 months	$6,325,532	$9,913,668
Total	$6,325,532	$9,913,668

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

We noted that turnover days of accounts receivable in our refractories segment increased in 2013 due to the macro economic situation. However, we are usually willing to continue the relationship with our customers in the refractory segment and allow for additional time for them to make payments. In the meantime, since most of our large customers are state-owned steel producers and our products are essential for their daily operations, we have not seen a significant increase of risk related to the collection of accounts receivables.

Critical Accounting Policies

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The management of the Company considers its significant and critical accounting policies and practices as follows:

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)

Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)

Accrued warranty: The Company estimates accrued warranty costs at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products.

(vi)

Revenue recognition: The Company assumes all of the revenue recognition criteria are met including reasonable assurance of collectability when recognizing revenue. The Company evaluates the key factors and assumptions used to determine the collectability of revenue being recognized.

(vii)

Sales returns and allowances: Management’s estimate of sales returns and allowances is based on an analysis of historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) open banker’s acceptance notes payable maturing between three and nine months from the date of issuance and (ii) outstanding loans payable – banks, secured, maturing one year from the date of signing.

The Company satisfies certain accounts payable, through banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors. The issuing financial institutions of the banker’s acceptance notes require the Company to deposit certain percentage of the amount stipulated under the banker’s acceptance notes as collateral which will be released to the Company as part of the payment toward banker’s acceptance notes payable upon maturity.

The Management of the Company believes that it is appropriate to classify such amounts as current assets as these pledged deposits are of a short term nature, three to nine months in length from the date of issuance.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

(i)

Sale of products: The Company derives its revenue from sales contracts with customers with revenue being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenue.

(ii)

Sale of products with services: The Company derives its revenue from sales contracts with customers with revenue being generated upon completion of installation and testing services. The Company initially signs a sale of products with services contract with its customers for a fixed fee and delivers the products upon receipt of signed contracts or purchase orders. After delivery of products to its customers, the Company will perform the installation and testing services, which usually takes one to two days, before acceptance and usage by customers. The product can normally be used for approximately 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s products. For each maintenance, repair and replacement, the Company will supply products and do the installation and testing work again, which are treated as separate sales by the Company. The Company recognizes the revenue from the sale of product with services when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation and testing are completed and accepted by customers, the sales price is fixed upon acceptance of the signed purchase order or contract and collection is reasonably assured.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the Company’s products at the rate of 17% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Shunqing Zhang, and our Interim Chief Financial Officer, Ms. Weina Zhang, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on our assessment, Mr. Zhang and Ms. Zhang determined that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Date of Appt.	Position
Shunqing Zhang	60	April 25, 2007	Chief Executive Officer, President and Chairman
Weina Zhang	37	September 16, 2013	Interim Chief Financial Officer
Jingzhong Yu	49	November 18, 2009	Director
Ningsheng Zhou	55	July 15, 2011	Director
Hsin-I Lin	61	October 5, 2011	Director
Jeffrey Friedland	62	July 1, 2013	Director

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

Shunqing Zhang, age 60. Mr. Zhang became CEO and President of China GengSheng Minerals, Inc. on April 25, 2007 and has served as Chairman of the Board since May 3, 2007. Mr. Zhang was elected Chairman of the Board and CEO of Henan Gengsheng in December, 2005. Prior to that, he served as President of Henan Gengsheng for June 2002 to December 2005, and served as Chairman of the Board and President of the Gengsheng Industry Group of Henan Province, from 1997 to 2002. Prior to that, Mr. Zhang served as Director of the Academy of the Ministry of Metallurgy Lofa Resistance Associated Experimental Plant in Gongyi City, a refractories manufacturer, from 1986 to 1997. Mr. Zhang holds an associate degree from China Central Radio and TV University. In December of 2008, Mr. Zhang was awarded the title of "Gongyi City's Most Influential Person in the 30 Years of Opening & Reform" by the City of Gongyi in Henan Province. In naming Mr. Zhang, the city cited his achievements in creating jobs in the local community, stimulating the rapid growth of Gongyi's economy and setting excellent examples of taking social responsibilities. As Chief Executive Officer of the Company, Mr. Zhang provides the Board with an intimate understanding of the Company’s operations and industry.

Weina Zhang, age 37. Ms. Zhang has been serving as the head of the Corporate Finance Department of Henan GengSheng High-Temperature Materials Co., Ltd., a subsidiary of the Company, since 2002. She worked as the head of the Audit Department of Henan GengSheng Refractories Co., Ltd., another subsidiary of the Company, from January 2000 to December 2001. Prior to that, Ms. Zhang was the secretary to the general manager of Henan GengSheng Refractories Co., Ltd. from August 1997 to December 1999. Ms. Zhang received a bachelor’s degree in accounting from Henan Industry University. Ms. Zhang is a qualified accountant in China and holds the certification of Registered Advanced Tax Planner.

Jingzhong Yu, age 49. Prof. Yu currently is an accounting professor at Zhongnan University of Economics and Law and has served in such position since 1985. Prof. Yu also served as an investment advisor from December 2003 to December 2007 to China Wanke Co., Ltd., which is a residential property developer, 999 Group, which is a pharmaceutical manufacturing company, Sanyi Group., Ltd., which is in the equipment and machinery manufacturing business, and China National Salt Industry Corporation, which is in the business of producing salt and salt chemicals. From December 2003 to June 2008, Prof. Yu served as an investment advisor to China Tobacco Group, which manufactures tobacco products. Prof. Yu serves as the chair of the Compensation Committee and is a member of the Audit Committee and Nominating Committee of the Board.

Ningsheng Zhou, age 55. Prof. Zhou has been a professor and director of High Temperature Materials Institute of Henan University of Science and Technology since 2004. From 2000 to 2004, he was a Vice President of Luoyang Institute of Refractories Research (LIRR) in China. Mr. Zhou is an expert in refractories R&D and applications with 30 years of experiences in the refractory industry. Mr. Zhou received his Ph. D. degree from University of Montreal in Canada in 2000 and a Master of Science degree in Inorganic Non-Metallic Materials from LIRR in 1987. He received his Bachelor of Science degree in Refractories Technology from Wuhan University of Science and Technology in 1982 and also worked as a visiting scholar in Germany during 1991 and 1993.

Hsin-I Lin, age 61. Mr. Lin has been with Rim Asia Capital Partners since 2004, where he served as Partner. Prior to joining Rim Asia Capital Partners, he worked as a Partner at SVO, from 2002-2004. Mr. Lin has approximately twenty years of experience in business administration, direct investment, corporate finance, and investment banking in the United States and China. Mr. Lin received his B.A. from Tamkang University in Taiwan, his M.A. from Waseda University in Japan, his M.B.A from Oklahoma City University in the United States and his PhD in economics from Northwest University in China.

Jeffrey Friedland, age 62. Mr. Friedland has been Managing Director of the corporate finance advisory firm, Friedland Global Capital Pte. Ltd. and its predecessor companies since 1979. Friedland Global Capital provides client companies with assistance in achieving their business planning and financing objectives. Mr. Friedland also has been the CEO of U.S. based Global Corporate Strategies LLC, since 2011, a firm that provides liaison services for non-U.S. companies in primarily the United States and Europe. Mr. Friedland has traveled globally with management of companies based in the United States and overseas, with the objective of assisting them in obtaining capital, expanding globally and entering into strategic alliances. Mr. Friedland has been featured or quoted in numerous publications including the Wall Street Journal, USA Today, The South China Morning Post (Hong Kong) and Forbes and on Bloomberg Radio, and Bloomberg Television. Mr. Friedland has been a frequent speaker at various tradeshows, conferences, conventions and meetings throughout North America, Europe and Asia, including as a panel participant at a Bloomberg Chinese equities conference in London. Mr. Friedland holds a BS in Business from University of Colorado.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Board Meetings and Committees

Board Composition. All actions of board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our board of directors is composed of Mr. Shunqing Zhang, who is also our President and Chief Executive Officer, Mr. Jingzhong Yu, Mr. Ningsheng Zhou, Mr. Hsin-I Lin and Mr. Jeffrey Friedland. The Board has determined that the following directors, who constitute a majority of the Board (three), are independent in accordance with the NYSE MKT and SEC rules governing director independence: Jeffrey Friedland, Jingzhong Yu and Hsin-I Lin.

Meetings of the Board of Directors. During 2013, the Board of Directors met fourteen times. During that period, each of the incumbent directors attended 100% of the aggregate number of meetings held by the Board and by each of the committees on which such director served.

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

The Audit Committee met six times during 2013. The current members of the Audit Committee are Jeffrey Friedland (Chairman), Jingzhong Yu and Hsin-I Lin. The Board of Directors has determined that Mr. Friedland is an “audit committee financial expert,” as that term is defined in SEC rules.

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

The Compensation Committee met three times during 2013. The current members of the Compensation Committee are Jingzhong Yu (Chairman), Hsin-I Lin and Jeffrey Friedland.

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

The Nominating Committee met three times during 2013. The current members of the Nominating Committee are Hsin-I Lin (Chairman), Jingzhong Yu and Jeffrey Friedland.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Shunqing Zhang is our chairman and chief executive officer. We have three independent directors. Our lead independent director is Jeffrey Friedland. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the noted periods: Shunqing Zhang, our President and Chief Executive Office, Shuxian Li, our former interim Chief Financial Officer and Weina Zhang, our current interim Chief Financial Officer.

No executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shunqing Zhang, Chairman, CEO, President	2013	48,450	-	-	-	-	-	-	48,450 (1)
	2012	47,520	-	-	-	-	-	-	47,520 (1)
Weina Zhang, Interim CFO	2013	3,768	-	-	-	-	-	-	3,768
	2012	-	-	-	-	-	-	-	-
Shuxian Li, former Interim CFO(2)	2013	19,380	-	-	-	-	-	-	19,380
	2012	-	-	-	-	-	-	-	-

(1)	Mr. Zhang took a voluntary pay cut in 2012 and 2013.
(2)	Ms. Li resigned as our interim CFO on September 16, 2013.

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreement

As required by applicable PRC law, we have entered into employment agreements with most of our officers, managers and employees. We have employment agreements with the following named executive officers:

Shunqing Zhang. Mr. Zhang’s preliminary employment agreement became effective as of January 1, 2007 and expired on December, 31, 2009. We have renewed his employment agreement in January 2010 and 2012, which continue on a year-to-year basis unless terminated by either party on not less than 30 days’ notice. Mr. Zhang is entitled to an annual salary of RMB 500,000 (approximately $80,750) under the agreement but voluntarily received a reduced salary of approximately $48,450 and $47,520 during the fiscal year of 2013 and 2012.

Shuxian Li. Ms. Li was appointed the interim Chief Financial Officer of the Company on January 11, 2013. Pursuant to the employment agreement dated January 11, 2013 between the Company and Ms. Li, Ms. Li will be entitled to an annual salary of Renminbi 180,000 (approximately $29,070) and will serve as the Company’s interim Chief Financial Officer until a suitable candidate for Chief Financial Officer has been qualified and selected by the Company. On September 16, 2013, Ms. Li resigned as our interim Chief Financial Officer.

Weina Zhang. Ms. Zhang was appointed the interim Chief Financial Officer of the Company on September 16, 2013. Pursuant to the employment agreement dated September 16, 2013 between the Company and Ms. Zhang, Ms. Zhang will be entitled to an annual salary of Renminbi 70,000 (approximately $11,305) and will serve as the Company’s interim Chief Financial Officer until a suitable candidate for Chief Financial Officer has been qualified and selected by the Company.

Director Compensation

On November 18, 2009, we appointed Mr. Jingzhong Yu as our independent director, with engagement term to be one year, renewable for additional one year terms unless terminated by 30 days’ notice. On July 15, 2011, we appointed Mr. Ningsheng Zhou as our director for one year, renewable for additional one year terms unless terminated by 30 days’ notice. On October 5, 2011, we appointed Mr. Hsin-I Lin as our independent director, with engagement term to be one year, renewable for additional one year terms unless terminated by 30 days’ notice. On July 1, 2013, we appointed Mr. Jeffrey Friedland as our independent director, until he fails to be re-elected at an annual general meeting of the Company or until termination by the Company or his resignation. Our board consists of five members, including the CEO, Mr. Shunqing Zhang, sits as the Chairman, Mr. Ningsheng Zhou, and along with the three independent directors. During the fiscal year of 2013 we did not pay Mr. Shunqing Zhang any compensation for his services as our director. For their function as directors, we paid Mr. Zhou, Mr. Yu, Mr. Lin and Mr. Friedland in the amount of $19,380 (RMB 120,000), $8,075 (RMB 50,000), $25,000 and $12,500 respectively. We do reimburse our directors for reasonable travel expenses related to duties as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of GengSheng International, No. 88 Gengsheng Road, Dayugou Town, Gongyi, Henan, China 451271.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Shunqing Zhang	CEO, President and Director	Common Stock, $0.001 par value	15,231,748	56.83%
Weina Zhang	Interim Chief Financial Officer	Common Stock, $0.001 par value	0	*
Jingzhong Yu	Independent Director	Common Stock, $0.001 par value	0	*
Ningsheng Zhou	Director	Common Stock, $0.001 par value	0	*
Hsin-I Lin	Independent Director	Common Stock, $0.001 par value	0	*
Jeffrey Friedland	Independent Director	Common Stock, $0.001 par value	0	*
All officers and directors as a group (6 persons named above)		Common Stock, $0.001 par value	15,231,748	56.83%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2As of April 14, 2014, a total of 26,803,044 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options, warrants and other convertible securities exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year of 2012, Mr. Shunqing Zhang, our Chairman and Chief Executive Officer, loaned the Company an aggregate of $158,400. The loans are interest free and unsecured. During the year of 2013, the Company repaid Mr. Zhang $140,386 and the outstanding balance is $18,014 as of the date of this report.

Additionally, Mr. Zhang also guaranteed a short term loan for the Company from a third party company of $3,170,000 in 2012, with an interest of $24% per annum. The loan was fully settled on March 11, 2013.

In 2013, Mr. Zhang guaranteed (a) a short term loan for the Company from a third party company of $2,046,250, with an interest rate of $21.6% per annum, which was fully settled in February 2014, and (b) a short term loan for the Company from a third party company of $1,637,000, with an interest rate of 24% per annum. The loan will mature on June 5, 2014.

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

Related Person Transaction Policy

The Company’s board of directors has not adopted a written Related Person Transaction Policy that requires the board of directors or Audit Committee to approve or ratify transactions between the Company or one or more of its subsidiaries and any related person involving an amount in excess of $120,000; however, all related party transactions that has not been previously approved or previously ratified during the two most recent reporting period have been ratified by the Company's board of directors and audit committee as of the date when the financial statements were issued.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF Hong Kong was our independent registered public accounting firm engaged to examine our consolidated financial statements from the date of recapitalization on April 25, 2007 to December 7, 2012.

EFP Rotenberg, LLP was our independent registered public accounting firm engaged to examine our consolidated financial statements from January 2, 2013 to June 28, 2013.

Li and Company, PC was appointed our independent registered public accounting firm on July 19, 2013.

Fees for the fiscal years ended December 31, 2013 and 2012

Audit Fees. PKF Hong Kong, was paid aggregate fees of approximately $45,144 for the reviews of the financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

EFP Rotenberg, LLP was paid aggregate fee of approximately $18,400 for the review of the financial statements for the quarter ended March 31, 2013 and approximately $140,000 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2012.

Li and Company, PC was paid aggregate fee of approximately $20,000 for the review of the financial statements for the quarters ended June 30, 2013 and September 30, 2013.

Audit Related Fees. Our auditors were not paid additional fees for the fiscal years ended December 31, 2013 and December 31, 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. We did not pay our auditors any fees for the fiscal years ended December 31, 2013 and December 31, 2012 for professional services rendered for tax compliance, tax advice and tax planning. This service was not provided.

All Other Fees. Li and Company, PC was paid $1,500 for its service of verifying restricted cash at June 30, 2013 per the request of NYSE MKT LLC. We did not pay our auditors any other fees for professional services during the fiscal year ended December 31, 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee and board of directors reviewed and approved all audit services provided by our auditors, and has determined that our auditors’ provision of such services to us during 2013 and 2012 is compatible with and did not impair their independence. It is the practice of our audit committee and board of directors to consider and approve in advance all auditing services provided to us by our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated April 25, 2007, among the Registrant, Gengsheng International and Shunqing Zhang [Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007].

3.1

Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Nevada on May 22, 2006 [Incorporated by reference to Exhibit 3i.1 to the Registrant’s current report on Form 8-K filed on October 10, 2006].

3.2

Articles of Merger of the Registrant as filed with the Secretary of State of the State of Nevada on August 15, 2006 [Incorporated by reference to Exhibit 3i.2 to the Registrant’s current report on Form 8-K filed on October 10, 2006,].

3.3

Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada [Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on December 13, 2006].

3.4

Certificate of Correction as filed with the Secretary of State of the State of Nevada on April 17, 2007 [Incorporated by reference to Exhibit 3.4 to the Registrant’s current report on Form 8-K filed on April 27, 2007].

3.5	Amended and Restated Bylaws of the Registrant, adopted on May 23, 2006 [Incorporated by reference to Exhibit 3.5 to the Registrant’s current report on Form 8-K filed on April 27, 2007].
4.1	Form of Registration Rights Agreement, dated April 25, 2007 [Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 27, 2007].
10.1

Employment Agreement, dated January 1, 2012, by and between China GengSheng Minerals, Inc. and Shunqing Zhang [Incorporated by reference to Exhibit 10.1 to the Registrant’s annual report on Form 10-K filed on April 15, 2013].

10.2

Agreement, dated June 19, 2011, by and between Zhengzhou Duesail Fracture Proppant Co., Ltd. and another party. (confidential treatment has been requested with respect to certain portions of this agreement) [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 23, 2011]

10.3

Subscription Agreement dated March 31, 2011, by and between China GengSheng Minerals, Inc. and Yili Yiqiang Silicon Company (the “Silicon”) and Silicon’s two shareholders [Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 6, 2011]

10.4

Employment Agreement, dated January 11, 2013, by and between Ms. Shuxian Li and the Company [Incorporated by reference to Exhibit 10.1 to the Registration’s current report on Form 8-K filed on January 14, 2013].

10.5	Appointment Letter for Jeffrey Friedland, dated July 1, 2013 [Incorporated by reference to Exhibit 20.1 to the Registrant’s current report on Form 8-K filed on July 5, 2013]
14	Business Ethics Policy and Code of Conduct, adopted on April 25, 2007 [Incorporated by reference to Exhibit 14 to the Registrant’s current report on Form 8-K filed on April 27, 2007].
21.1	Subsidiaries of the Registrant. [Incorporated by reference to Exhibit 21 to the Registrant’s current report on Form 8-K field on April 16, 2012.]
31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

Notes to exhibits
* Filed herewith
*Furnished herewith

     China GengSheng Minerals, Inc.

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China GengSheng Minerals, Inc.

We have audited the accompanying consolidated balance sheet of China GengSheng Minerals, Inc. (the "Company") as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The balance sheet of the Company as of December 31, 2012 and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended was audited by another independent registered public accounting firm whose report was dated April 15, 2013. The other independent registered public accounting firm’s report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the report of such other independent registered public accounting firm.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had working capital deficiency at December 31, 2013 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 15, 2014

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

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Certified Public Accountants
Rochester, New York
April 15, 2013

China GengSheng Minerals, Inc.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash	$1,169,371	$5,408,309
Pledged deposits	29,061,661	27,079,527
Banker's acceptance notes receivable	6,325,532	9,913,668
Accounts receivable, net	45,291,341	55,811,468
Inventories, net	13,044,545	12,971,168
Prepayments and other current assets	5,077,041	9,509,182
Deferred tax assets	2,502	210,544
Total current assets	99,971,993	120,903,866
Investment in a non-consolidated entity
Investment	972,386	1,040,492
Accumulated earnings and losses	-	-
Investment in a non-consolidated entity, net	972,386	1,040,492
Property, plant and equipment
Property, plant and equipment	51,383,596	47,273,179
Accumulated depreciation	(14,422,743)	(10,848,175)

Property, plant and equipment, net	36,960,853	36,425,004
Land use rights
Land use rights	4,536,072	4,427,495
Accumulated amortization	(492,512)	(391,547)
Land use rights, net	4,043,560	4,035,948
Total Assets	$141,948,792	$162,405,310

LIABILITIES AND EQUITY
Current liabilities
Loans payable	$76,267,390	$75,127,348
Banker's acceptance notes payable	10,460,430	13,995,550
Accounts payable	24,372,133	23,808,926
Accrued warranty	76,961	100,570
Corporate tax payable	170,333	166,719
Value added tax and other taxes payable	2,670,647	2,979,261
Accrued expenses and other current liabilities	4,468,946	4,581,885
Deferred tax liabilities	396,629	513,524
Unearned government grants	98,220	649,612

Total current liabilities	118,981,689	121,923,395

Total liabilities	118,981,689	121,923,395
Commitments and contingencies

Equity
CHGS stockholders' equity
Preferred stock par value $0.001: 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 100,000,000 shares authorized, 26,803,044 shares issued and outstanding	26,803	26,803
Additional paid-in capital	28,197,310	28,197,310
Statutory and other reserves	8,241,559	8,110,972
Retained earnings (accumulated deficits)	(22,309,574)	(3,997,894)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	8,710,208	7,994,358

Total CHGS stockholders' equity	22,866,306	40,331,549

Non-controlling interest	100,797	150,366

Total equity	22,967,103	40,481,915

Total Liabilities and Equity	$141,948,792	$162,405,310

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Net sales	$60,881,377	$73,534,827

Cost of goods sold	52,814,862	60,885,990

Gross margin	8,066,515	12,648,837

Operating expenses
Bad debt expense	6,946,970	1,730,835
Selling expenses	4,803,553	9,629,997
Research and development	1,394,331	923,403
General and administrative expenses	6,957,202	7,318,775
Impairment of fixed assets	-	287,247

Total operating expenses	20,102,056	19,890,257

Loss from operations	(12,035,541)	(7,241,420)

Other (income) expense
Interest income	(1,181,389)	(813,049)
Interest expense and banker's acceptance notes discount	7,743,649	7,300,886
Government grant	(1,162,913)	(558,665)
CHGS share of net loss from a non-consolidated entity	100,868	59,143
Loan guarantee income	(338,285)	(562,847)
Loan guarantee expense	256,785	461,578
Other (income) expense	496,875	(25,845)

Other (income) expense, net	5,915,590	5,861,201

Loss before income tax provision	(17,951,131)	(13,102,621)

Income tax provision	291,340	492,289

Net loss
Net loss before non-controlling interest	(18,242,471)	(13,594,910)
Net loss attributable to non-controlling interest	(61,378)	(55,456)

Net loss attributable to CHGS stockholders	(18,181,093)	(13,539,454)

Other comprehensive loss
FX translation loss before non-controlling interest	727,659	292,439
FX translation loss attributable to non-controlling interest	11,809	11,422

Other comprehensive loss attributable to CHGS stockholders	715,850	281,017

Comprehensive loss
Comprehensive loss before non-controlling interest	(17,514,812)	(13,302,471)
Comprehensive loss attributable to non-controlling interest	(49,569)	(44,034)

Comprehensive loss attributable to CHGS stockholders	$(17,465,243)	$(13,258,437)

Net loss per common share - Basic and diluted:

Net loss per common share - basic and diluted	$(0.65)	$(0.49)

Weighted Average Common Shares Outstanding - basic and diluted	26,803,044	26,803,044

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.

Consolidated Statement of Equity
For the Year Ended December 31, 2013 and 2012

	CHGS Stockholders' Equity							Non-controlling interest
						Accumulated Other					Accumulated Other
						Comprehensive					Comprehensive
	Common Stock Par Value $0.001					Income (Loss)					Income (Loss)
			Additional	Statutory	Retained Earnings	Foreign Currency					Foreign Currency	Total Non-
	Number of		Paid-in	and other	(Accumulated	Translation Gain	Total CHGS	Capital	Paid-in	Retained	Translation Gain	controlling
	Shares	Amount	Capital	reserves	Deficit)	(Loss)	Stockholders' Equity	Stock	Capital	Earnings	(Loss)	Interest	Total Equity

Balance, December 31, 2011	26,803,044	$26,803	28,197,310	$8,110,972	$9,541,560	$7,713,341	$53,589,986	19,400	$289,917	$(48,282)	$(47,235)	$194,400	$53,784,386

Comprehensive income (loss)
Net Loss					(13,539,454)		(13,539,454)			(55,456)		(55,456)	(13,594,910)
Foreign currency translation gain						281,017	281,017				11,422	11,422	292,439

Total comprehensive income (loss)							(13,258,437)					(44,034)	(13,302,471)

Balance, December 31, 2012	26,803,044	26,803	28,197,310	8,110,972	(3,997,894)	7,994,358	40,331,549	19,400	289,917	(103,738)	(35,813)	150,366	40,481,915

Comprehensive income (loss)
Net Loss					(18,181,093)		(18,181,093)			(61,378)		(61,378)	(18,242,471)
Foreign currency translation gain						715,850	715,850				11,809	11,809	727,659
Appropriation to reserves				130,587	(130,587)		-					-	-

Total comprehensive income (loss)							(17,465,243)					(49,569)	(17,514,812)

Balance, December 31, 2013	26,803,044	$26,803	$28,197,310	$8,241,559	$(22,309,574)	$8,710,208	$22,866,306	$19,400	$289,917	$(165,116)	$(24,004)	$100,797	$22,967,103

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Net loss before non-controlling interest	$(18,242,471)	$(13,594,910)
Adjustments to reconcile net loss before non-controlling interest to net cash provided by (used in) operating activities
Depreciation	3,175,595	3,041,657
Amortization - land use rights	86,935	229,498
Impairment of property, plant and equipment	-	287,247
Deferred income taxes	81,207	189,696
Earned government grant	-	(316,800)
(Gain) loss from disposal of property, plant and equipment	-	318,826
Allowance for doubtful accounts	4,758,484	1,730,835
Provision for inventory obsolencence	1,149,587	123,422
Provision for warranty	(26,547)	(85,446)
Guarantee expenses	256,785	461,578
Guarantee income	(338,285)	(562,847)
CHGS share of net loss of a non-consolidated entity	100,868	59,143
Exchange gain	(283,145)	(60,073)
Changes in operating assets and liabilities:
Accounts receivable	9,846,452	(7,452,975)
Bank acceptance notes receivable	4,618,717	(3,451,040)
Prepayments and other current assets	9,152,467	(2,185,817)
Inventories	272,375	3,978,007
Accounts payable	(214,976)	4,721,613
Banker's acceptance notes payable	(4,698,530)	(2,586,867)
Accrued expenses and other current liabilities	(541,154)	(1,901,343)
Corporate income tax payable	(1,832)	(157,566)
Travel advances to officers	9,175	315,157

Net cash flows provided by (used in) operating activities	9,161,707	(16,899,005)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,239,927)	(1,276,883)
Proceeds from disposal of property, plant and equipment	-	9,477

Net cash flows used in investing activities	(2,239,927)	(1,267,406)

Cash flows from financing activities
Pledged deposits	(8,176,947)	(5,834,418)
Receipt (reserve) of government grant	(158,545)	357,984
Proceeds from loans payable - banks, secured	114,948,626	75,040,860
Repayments of loans payable - banks, secured	(121,879,690)	(56,151,216)
Proceeds from loans payable - non-interes bearing from third parties	15,899,437	4,222,128
Repayments of loans payable - non-interes bearing from third parties	(14,766,595)	(996,432)
Proceeds from advances from Chairman and CEO	-	158,400
Repayment of advances from Chairman and CEO	(143,728)	-
Proceeds from loans payable - third parties	11,918,700	11,088,000
Repayments of loans payable - third parties	(8,882,500)	(7,920,000)

Net Cash flows provided by (used in) financing activities	(11,241,242)	19,965,306

Effect of foreign exchange rate changes on cash	80,524	15,053

Net changes in cash	(4,238,938)	1,813,948

Cash, beginning of reporting period	5,408,309	3,594,361

Cash, end of reporting period	$1,169,371	$5,408,309

Supplementary disclosures for cash flow information:
Interest paid	$7,743,649	$7,055,208

Income tax paid	$618,103	$346,723

Non-cash investing and financing activities:
Consideration from disposal of property, plant and equipment used to offset accounts payable	$-	$82,338

Deposit used as part of the consideration for acquisition of a non-consolidated entity	$-	$1,098,979

Acquisition of property, plant and equipment through the offset of accounts receivable	$-	$1,496,356

See accompanying notes to the consolidated financial statements.

China GengSheng Minerals, Inc.

December 31, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

China GengSheng Minerals, Inc. (formerly Silver Mountain Mining Company, Leadpoint Consolidated Mines Company, Point Acquisition Corporation, or China Minerals Technologies, Inc.) (CHGS or the “Company”) was originally incorporated on November 13, 1947, in accordance with the laws of the State of Washington and on August 15, 2006 changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 23, 2006, solely for the purpose of effectuating the reincorporation. On July 26, 2007, the Company changed to its current name, China GengSheng Minerals, Inc.

The Company is a holding company whose primary business operations are conducted through its subsidiaries located in the Henan Province of the People’s Republic of China (“PRC”). Through its operating subsidiaries, the Company produces and markets a broad range of monolithic refractory, functional ceramics, fracture proppant, fine precision abrasives, and corundum materials.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)

Inventory obsolescence and markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)

Accrued warranty: The Company estimates accrued warranty costs at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products.

(vi)

Revenue recognition: The Company assumes all of the revenue recognition criteria are met including reasonable assurance of collectability when recognizing revenue. The Company evaluates the key factors and assumptions used to determine the collectability of revenue being recognized.

(vii)

Sales returns and allowances: Management’s estimate of sales returns and allowances is based on an analysis of historical returns and allowance activity to establish a baseline reserve level. The Company then evaluates whether there are any underlying product quality or other customer specific issues that require additional specific reserves above the baseline level.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

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

The Company's consolidated subsidiaries and/or entities are as follows:

Company name	Place/date of incorporation or establishment	The Company's effective ownership interest	Common stock / registered capital	Principal activities

GengSheng International Corporation (“GengSheng International”)	The British Virgin Islands (the “BVI”)/ November 3, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Henan GengSheng Refractories Co., Ltd. (“Refractories”)	The People's Republic of China (the “PRC”)/ December 20, 1996	100%	Registered capital of $12,089,879 fully paid up	Manufacturing and distribution of refractory products

Henan GengSheng High-Temperature Materials Co., Ltd. (“High-Temperature”)	PRC/ September 4, 2002	89.33%	Registered capital of $1,246,300 fully paid up	Manufacturing and distribution of functional ceramic products

Smarthigh Holdings Limited (“Smarthigh”)	BVI/ November 5, 2004	100%	Ordinary shares :- Authorized: 50,000 shares of $1 each Paid up: 100 shares of $1 each	Investment holding

Zhengzhou Duesail Fracture Proppant Co., Ltd. (“Duesail”)	PRC/ August 14, 2006	100%	Registered capital of $2,800,000 fully paid up	Manufacturing and distribution of fracture proppant products

Henan GengSheng Micronized Powder Materials Co., Ltd. (“Micronized”)	PRC/ March 31, 2008	100%	Registered capital of $5,823,000 fully paid up	Manufacturing and distribution of fine precision abrasives

Guizhou Southeast Prefecture GengSheng New Materials Co., Ltd. (“Prefecture”)	PRC/ April 13, 2004	100%	Registered capital of $141,840 fully paid up	Manufacturing and distribution of corundum materials

Henan Yuxing Proppant Co., Ltd. (“Yuxing”)	PRC/ June 3, 2011	100%	Registered capital of $3,086,000 fully paid up	Manufacturing and distribution of fracture proppant products

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported earnings or (losses).

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, pledged deposits, accounts receivable, prepayments and other current assets, accounts payable, accrued warranty, corporate income/VAT tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s banker’s acceptance notes receivable, loans payable, and banker’s acceptance notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment and land use rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) open banker’s acceptance notes payable maturing between three and nine months from the date of issuance and (ii) outstanding loans payable – banks, secured, maturing one year from the date of signing.

The Company satisfies certain accounts payable, through banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors. The issuing financial institutions of the banker’s acceptance notes require the Company to deposit certain percentage of the amount stipulated under the banker’s acceptance notes as collateral which will be released to the Company as part of the payment toward banker’s acceptance notes payable upon maturity.

The Management of the Company believes that it is appropriate to classify such amounts as current assets as these pledged deposits are of a short term nature, three to nine months in length from the date of issuance.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

Banker’s Acceptance Notes Receivable

Certain of the Company’s customers satisfy their accounts receivable, through the issuance of banker’s acceptance notes issued by financial institutions to the Company. These notes are usually of a short term nature, three (3) to nine (9) months in length. They are non-interest bearing, due upon maturity, and are paid by the Customers’ financial institutions directly to the Company upon presentation on the date of maturity and the Customers are obliged to repay the note in full to the financial institutions.

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

Normal Capacity and Period Costs of Underutilized or Idle Capacity of the Production Facilities

The Company follows paragraph 330-10-30-3 of the FASB Accounting Standards Codification for the allocation of production costs and charges to inventories. The Company allocates fixed production overhead to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production). Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time. The actual level of production may be used if it approximates normal capacity. In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost. The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

Investments - Equity Method and Joint Ventures

The Company accounts for investments in common stock or in-substance common stock (or both common stock and in-substance common stock) of an investee of which the Company has significant influence (see paragraph 323-10-15-6) in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock, in accordance with sub-topic 323-10 of the FASB Accounting Standards Codification (“Sub-topic 323-10”).

Method of Accounting

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). Pursuant to paragraph 323-10-05-5 the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee.

The Ability to Exercise Significant Influence

Pursuant to paragraph 323-10-15-6 the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but limited to the following: a. Representation on the board of directors, b. Participation in policy-making processes, c. Material intra-entity transactions, d. Interchange of managerial personnel, and e. Technological dependency. Pursuant to paragraph 323-10-15-8 an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

Initial and Subsequent Measurement

Pursuant to Paragraph 323-10-30-2 an investor shall measure an investment in the common stock of an investee (including a joint venture) initially at cost in accordance with the guidance in Section 805-50-30. An investor shall initially measure, at fair value, a retained investment in the common stock of an investee (including a joint venture) in a deconsolidation transaction in accordance with paragraphs 810-10-40-3A through 40-5.

Pursuant to Section 323-10-35 under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing consolidated financial statements and shall report the recognized earnings or losses in income. An investor's share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor's investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

Disclosure

Pursuant to paragraph 323-10-50-3 all of the following disclosures generally shall apply to the equity method of accounting for investments in common stock:

a.

Financial statements of an investor shall disclose all of the following parenthetically, in notes to financial statements, or in separate statements or schedules: (1) the name of each investee and percentage of ownership of common stock. (2) The accounting policies of the investor with respect to investments in common stock. Disclosure shall include the names of any significant investee entities in which the investor holds 20 percent or more of the voting stock, but the common stock is not accounted for on the equity method, together with the reasons why the equity method is not considered appropriate, and the names of any significant investee corporations in which the investor holds less than 20 percent of the voting stock and the common stock is accounted for on the equity method, together with the reasons why the equity method is considered appropriate. (3) The difference, if any, between the amount at which an investment is carried and the amount of underlying equity in net assets and the accounting treatment of the difference.

b.	For those investments in common stock for which a quoted market price is available, the aggregate value of each identified investment based on the quoted market price usually shall be disclosed.
c.

If investments in common stock of corporate joint ventures or other investments accounted for under the equity method are, in the aggregate, material in relation to the financial position or results of operations of an investor, it may be necessary for summarized information as to assets, liabilities, and results of operations of the investees to be presented in the notes or in separate statements, either individually or in groups, as appropriate.

d.

Conversion of outstanding convertible securities, exercise of outstanding options and warrants, and other contingent issuances of an investee may have a significant effect on an investor's share of reported earnings or losses. Accordingly, material effects of possible conversions, exercises, or contingent issuances shall be disclosed in notes to financial statements of an investor.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to statements of operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful
Life (Years)

Auto	3

Buildings and leasehold improvements (i) (ii)	20

Construction in progress (iii)	-

Furniture and fixture	4-5

Machinery and equipment	5-10

(i)	Amortization of leasehold improvements: Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.
(ii)

Capitalized interest: The interest cost associated with the major development and construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period.

(iii)

Construction in progress: Construction in progress represents direct costs of construction or the acquisition cost of long-lived assets. Under U.S. GAAP, all costs associated with construction of long-lived assets should be reflected as long-term as part of construction-in-progress. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all of the activities necessary to prepare the long-lived assets for their intended use are completed. No depreciation is provided until the construction of the long-lived assets is complete and ready for their intended use.

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Land Use Rights

Land use rights represent the cost to obtain the right to use certain parcels of land in China. Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights of ranging from 39 to 50 years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Banker’s Acceptance Notes Payable

The Company satisfies certain accounts payable, through the issuance of banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors. These notes are usually of a short term nature, three (3) to nine (9) months in length. They are non-interest bearing and due upon maturity, and are paid by the Company’s banks directly to the vendors upon presentation on the date of maturity and the Company is obliged to repay the note in full to the financial institutions. In the event of insufficient funds to repay these notes, the Company's bank will convert them to loans on demand with interest at a predetermined rate per annum payable monthly.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Product Warranty

The Company estimates future costs of warranty obligations in accordance with ASC 460-10, which requires an entity to disclose and recognize a liability for the fair value of the obligation it assumes upon issuance of a warranty. The Company warrants its refractory products for a specific period of time, usually 12 months, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interests in its majority owned subsidiary in the consolidated statements of balance sheets within the equity section, separately from the Company’s stockholders’ equity. Non-controlling interests represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each category of revenue:

(i)

Sale of products: The Company derives its revenue from sales contracts with customers with revenue being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenue.

(ii)

Sale of products with services: The Company derives its revenue from sales contracts with customers with revenue being generated upon completion of installation and testing services. The Company initially signs a sale of products with services contract with its customers for a fixed fee and delivers the products upon receipt of signed contracts or purchase orders. After delivery of products to its customers, the Company will perform the installation and testing services, which usually takes one to two days, before acceptance and usage by customers. The product can normally be used for approximately 80 cycles of production by customers (about two to three days). Thereafter the customers will need maintenance, repair and replacement of the Company’s products. For each maintenance, repair and replacement, the Company will supply products and do the installation and testing work again, which are treated as separate sales by the Company. The Company recognizes the revenue from the sale of product with services when the significant risks and rewards of ownership have been transferred to the buyer at the time when the installation and testing are completed and accepted by customers, the sales price is fixed upon acceptance of the signed purchase order or contract and collection is reasonably assured.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the Company’s products at the rate of 17% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Research and Development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs”) and paragraph 730-20-25-11 of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 68 “Research and Development Arrangements”) for research and development costs. Research and development costs are charged to expense as incurred. Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.

Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities

The research and development arrangements usually involve specific research and development projects. Often times, the Company makes non-refundable advances upon signing of these research and development arrangements. The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification (formerly Emerging Issues Task Force Issue No. 07-3

“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”) for those non-refundable advances. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the related goods are delivered or the related services are performed. The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered. If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Government Grants

Receipts of government grants (i) to construct environmental protection and improvement projects and (ii) to encourage research and development and (iii) to subsidize energy conservation activities which are non-refundable are credited to unearned government grants upon receipt. The grants are used for purchases of assets, to subsidize the research and development and energy conservation expenses incurred, for compensation expenses already incurred or for good performance of the Company.

Grants applicable to the construction of the environmental protection and improvement projects are recorded as a credit to the total cost of pollution prevention projects upon completion of the pollution prevention projects. For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred and records related government grants as credit to research and development and pollution prevention project cost accordingly. For government grants received as compensation for expenses already incurred are recognized as income in the period they become recognizable.

Guarantee

The Company has acted as guarantor for certain bank loans granted to third parties which provide guarantees to the Company’s loans payable. The Company assessed its obligation under this guarantee pursuant to the provision of ASC 460 “Guarantee”. The Company recognized in its consolidated financial statements a liability for that guarantee at fair value at the date of inception and recognized as an expense in profit or loss immediately. The amount of guarantee liability is amortized in profit or loss over the term of the guarantee as income from financial guarantees issued.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s Chinese operating subsidiaries' functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign currency (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

The financial records of the Company's Chinese operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2013	December 31, 2012

Balance sheets	6.1087	6.3091

Statements of operations and comprehensive income (loss)	6.1920	6.3131

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the reporting period ended December 31, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Segment Information

The Company follows Topic 280 of the FASB Accounting Standards Codification for segment reporting. Pursuant to Paragraph 280-10-50-1 an operating segment is a component of a public entity that has all of the following characteristics: a. It engages in business activities from which it may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity). b. Its operating results are regularly reviewed by the public entity's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. c. Its discrete financial information is available. In accordance with Paragraph 280-10-50-5 the term chief operating decision maker identifies a function, not necessarily a manager with a specific title. That function is to allocate resources to and assess the performance of the segments of a public entity. Often the chief operating decision maker of a public entity is its chief executive officer or chief operating officer, but it may be a group consisting of, for example, the public entity's president, executive vice presidents, and others. Pursuant to Paragraph 280-10-50-10 a public entity shall report separately information about each operating segment that meets both of the following criteria: a. Has been identified in accordance with paragraphs 280-10-50-1 and 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph; and b. Exceeds the quantitative thresholds in paragraph 280-10-50-12. In accordance with Paragraph 280-10-50-12 a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds: a. Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments. b. The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either: 1. The combined reported profit of all operating segments that did not report a loss, or 2. The combined reported loss of all operating segments that did report a loss. c. Its assets are 10 percent or more of the combined assets of all operating segments. Pursuant to Paragraphs 280-10-50-22 and 280-10-50-29, a public entity shall report a measure of profit or loss and total assets for each reportable segment and provide an explanation of the measurements of segment profit or loss and segment assets for each reportable segment. At a minimum, a public entity shall disclose all of the following: a. The basis of accounting for any transactions between reportable segments. b. The nature of any differences between the measurements of the reportable segments' profits or losses and the public entity's consolidated income (loss) before income tax provision, extraordinary items, and discontinued operations (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). c. The nature of any differences between the measurements of the reportable segments’ assets and the public entity's consolidated assets (if not apparent from the reconciliations described in paragraphs 280-10-50-30 through 50-31). d. The nature of any changes from prior periods in the measurement methods used to determine reported segment profit or loss and the effect, if any, of those changes on the measure of segment profit or loss. e. The nature and effect of any asymmetrical allocations to reportable segments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had working capital deficiency at December 31, 2013 and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Pledged Deposits

Pledged deposits consisted of the following:

	December 31, 2013	December 31, 2012

Bank deposits held as collateral for banker’s acceptance notes payable (i)	$1,969,311	$9,585,882

Bank deposits held as collateral for loans payable – banks, secured (ii)	27,092,350	17,493,645

	$29,061,661	$27,079,527

(i)

Certain suppliers require the Company to settle accounts payable in the form of banker’s acceptance notes issued by banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These banker’s acceptance notes are interest free and usually mature within six to nine months from the date of issuance. The Company is required to pay the bank charges as well as maintain deposits with such banks in amounts ranging from 50% to 100% of the face amount of banker’s acceptance notes as collateral for the banks’ undertakings.

(ii)	The Company is required to maintain deposits with banks in the amounts ranging from 75% to 100% of the principal amount of the loans as collateral for the loans payable.

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2013	December 31, 2012

Accounts receivable	$50,369,937	$58,542,915

Allowance for doubtful accounts	(5,078,596)	(2,731,447)

	$45,291,341	$55,811,468

An analysis of the allowance for doubtful accounts is as follows:

	December 31, 2013	December 31, 2012

Balance at the beginning of the reporting period	$(2,731,447)	$(2,046,820)

Additions to allowance for doubtful accounts	(2,227,197)	(669,900)

Foreign currency translation adjustments	(119,952)	(14,727)

Balance at the end of the reporting period	$(5,078,596)	$(2,731,447)

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2013	December 31, 2012

Raw materials	$4,397,033	$4,327,856

Work-in-process	2,938,559	2,249,471

Finished goods	5,940,565	6,543,959

Total inventories	13,276,157	13,121,286

Inventory obsolescence reserve	(231,612)	(150,118)

Inventory lower of cost or market reserve	(-)	(-)

Inventory reserve	(231,612)	(150,118)

Inventories, net	$13,044,545	$12,971,168

Slow-Moving or Obsolescence Markdowns

The Company recognized inventory obsolescence adjustments of $75,540 and $123,422 in the cost of goods sold for the year ended December 31, 2013 or 2012, respectively.

Lower of Cost or Market Adjustments

There were no lower of cost or market adjustments for the reporting period ended December 31, 2013 or 2012.

Note 7 – Prepayments and Other Current Assets

Prepayments and other current assets consisted of the following:

	December 31, 2013	December 31, 2012

Government grants receivable (i)	$-	$398,913

Loans to third parties (ii)	1,460,363	1,532,455

Value added tax and other tax recoverable	240,423	569,886

Advances on purchase of raw materials	1,724,763	2,145,583

Other deposits	26,257	1,140,410

Prepayments	1,580,597	874,873

Other receivables	700,588	489,653

Advances to senior management	-	9,005

Advances for sourcing and logistics (iii)	4,882,456	4,172,518

Total prepayments and other current assets	10,615,447	11,333,296

Reserve	(5,538,406)	(1,824,114)

	$5,077,041	$9,509,182

(i)

Government grants receivable as of December 31, 2012 represented incentive bonus of $398,913 from the local government for good performance by Refractories. Based on the evaluation of the collectability made at the end of 2013, management decided to write off the government grants receivable against the full reserve taken against it.

(ii)	The loans to third parties primarily represent loans to companies which have business connections with the Company. The amounts are non-interest-bearing, unsecured and due on demand.

(iii)	The amounts primarily represent staff drawings for handling sourcing and logistic activities for the Company in the ordinary course of business.

An analysis of the reserve is as follows:

	December 31, 2013	December 31, 2012

Balance at the beginning of the reporting period	$(1,824,114)	$(757,217)

Additions to reserve	(3,605,334)	(1,060,935)

Foreign currency translation adjustments	(108,958)	(5,962)

Balance at the end of the reporting period	$(5,538,406)	$(1,824,114)

Note 8 – Investment in a Non-consolidated Entity

The Company acquired a 24.5% equity interest in Yili YiQiang Silicon Limited ("Yili"), a company incorporated in China and engaged in manufacturing and trading of silicon carbide, for RMB 15 million (approximately $2.36 million).

Investment in an entity over which the Company does not have control, but has significant influence in the operating or financial policies, is accounted for using the equity method of accounting. The Company accounts for its investment in Yili using the equity method of accounting and reports such in the consolidated balance sheets as investment in a non-consolidated affiliate.

The management of the Company performed its annual impairment testing and determined that there was no impairment as of December 31, 2013 or 2012.

Investment in a non-consolidated entity consisted of the following:

	December 31, 2013	December 31, 2012

Investment in a non-consolidated affiliate	$1,040,492	$1,092,041

Less: proportional share of net loss of a non-consolidated affiliate	(100,868)	(59,143)

Translation adjustment	32,762	7,594

	$972,386	$1,040,492

Note 9 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2013	December 31, 2012

Buildings and leasehold improvements (i)	$26,383,233	$25,669,609

Construction in progress	1,802,691	2,497,799

Machinery and equipment	18,742,961	15,289,765

Vehicles	2,788,696	2,369,478

Furniture, fixtures and office equipment	1,896,887	1,670,067

Less accumulated impairment	(230,872)	(223,539)

	51,383,596	47,273,179

Less accumulated depreciation (ii)	(14,422,743)	(10,848,175)

	$36,960,853	$36,425,004

(i)	Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the reporting period ended December 31, 2013 or 2012.

(ii)	Depreciation Expense

Depreciation expense was $3,175,595 and $3,041,657 for the reporting period ended December 31, 2013 and 2012, respectively.

(iii)	Annual Impairment Testing

The Company conducted its impairment testing of property, plant and equipment on an annual basis. The management of the Company determined that there was no impairment as the fair value of property, plant and equipment exceeded their carrying values at December 31, 2013. There was an impairment of $223,539 at December 31, 2012.

Note 10 – Land Use Rights

Land use rights, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2013	December 31, 2012

Land use rights	$4,536,072	$4,427,495

Accumulated amortization	(492,512)	(391,547)

	$4,043,560	$4,035,948

(i)	Amortization Expense

Amortization expense was $86,935 and $229,498 for the reporting period ended December 31, 2013 and 2012, respectively.

(ii)	Collateralization of Land Use Rights

$1,102,783 and $3,062,931 of the Company’s land use rights were collateralized for certain bank loan arrangements at December 31, 2013 and 2012, respectively.

(iii)	Impairment

The Company completed its annual impairment testing of the land use rights and determined that there was no impairment as the fair value of land use rights exceeded their carrying values at December 31, 2013.

Note 11 – Loans Payable

Loans payable consisted of the following:

	December 31, 2013	December 31, 2012

Loans payable – non-interest bearing from third parties (i)	$9,587,462	$6,601,065

Loan payable – non-interest bearing from Chairman and CEO (ii)	18,014	158,400

Loans payable – banks, secured (iii)	60,310,354	65,196,883*

Loans payable – non-financial institutions (iv)	6,351,560	3,170,000*

	$76,267,390	$75,127,348

(*) All loans payable outstanding at December 31, 2012 were fully repaid.

(i)	Loans payable – non-interest bearing represent unsecured and due on demand advances from third parties.
(ii)

Loan payable – non-interest bearing and due on demand advances from the Company’s Chairman and CEO were RMB110,042 (approximately $18,014) and RMB1 million (approximately $158,400) as of December 31, 2013 and December 31, 2012, respectively.

(iii)

Loans payable – banks, secured, are denominated in RMB and carry an average interest rate of 7.45% per annum with maturity dates ranging from four months to twelve months. These loans were secured by (a) banker’s acceptance notes receivable; (b) restricted cash deposits; (c) certain land use rights; and (d) guaranteed by Mr. Shunqing Zhang, Chairman and CEO of the Company and third parties.

(iv)

Loans payable – non-financial institutions includes (a) loans payable of $2,046,250 from a third party with interest at 21.6% per annum, guaranteed by Mr. Shunqing Zhang, the Chairman and CEO of the Company and another employee of the Company, which was fully repaid in February 2014; (b) loan payable of $2,668,310 from a third party with interest at 14.4% per annum, which was fully repaid in April 2014; and (c) loan payable of $1,637,000 from a third party with interest at 24% per annum, guaranteed by Mr. Shunqing Zhang and another employee of the Company maturing on June 5, 2014.

Note 12 – Banker’s Acceptance Notes Payable

Banker’s acceptance notes payable consisted of the following:

	December 31, 2013	December 31, 2012

Banker’s acceptance notes payable maturing from January 5, 2014 through June 4, 2014, RMB57,500,000 (approximately $9,412,750 of which have been repaid upon maturity)	$10,460,430	$13,995,550*

	$10,460,430	$13,995,550

(*) All banker’s acceptance notes payable outstanding at December 31, 2012 were fully repaid.

Note 13 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2013	December 31, 2012

Accrued expenses	$212,788	$310,241

Customer deposits	98,100	392,898

Salary and wages payable	1,573,821	1,360,136

Accrued payroll tax and benefits	171,263	196,048

Advances from employees	704,137	1,066,429

Guaranty liability	134,992	210,690

Other payables	1,573,845	1,045,443

	$4,468,946	$4,581,885

Note 14 – Accrued Warranty

Accrued warranty consisted of the following:

	December 31, 2013	December 31, 2012

Balance, beginning of the reporting period	$100,570	$184,778

Claims paid during the period	(52,077)	(81,346)

Additional accrual during the period	28,468	(2,862)

Balance, end of the reporting period	$76,961	$100,570

Note 15 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mr. Shunqing Zhang	Chairman, CEO, significant stockholder and director

Advances from Chairman, CEO and Significant Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand and recorded as loan payable – non-interest bearing from the Company’s Chairman and CEO in the consolidated balance sheets.

Guarantee of Loans Payable – Banks by Chairman, CEO and Significant Stockholder

Mr. Shunqing Zhang, the Chairman, CEO and significant stockholder of the Company, provided the guarantee to loans payable – banks and loan payable – non-financial institutions.

Related Person Transaction Policy

The Company’s board of directors has not adopted a written Related Person Transaction Policy that requires the board of directors or Audit Committee to approve or ratify transactions between the Company or one or more of its subsidiaries and any related person involving an amount in excess of $120,000; however, all related party transactions that has not been previously approved or previously ratified during the two most recent reporting period have been ratified by the Company's board of directors and audit committee as of the date when the financial statements were issued.

Note 16 – Commitments and Contingencies

Employment Agreements

Employment Agreement with Chairman and CEO

On January 1, 2012 the Company entered into an employment agreement with Mr. Shunqing Zhang, Chairman and CEO of the Company effective upon signing.

(i)            Term

Unless terminated earlier as provided in Section 5 of this Agreement, this Agreement shall have an initial term (the “Initial Term”) commencing as of the date of this Agreement and expiring on December 31, 2013 and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) day notice prior to the expiration of the Initial Term or any one-year extension. The Initial Term and the one-year extensions are collectively referred to as the “Term.”

(ii)            Compensation

For her services to the Company during the Term, the Company shall pay Executive an annual salary (“Salary”) at the rate of RMB 70,000 (approximately $11,305) per annum. All Salary payments shall be payable in such installments as the Company regularly pays its employees in accordance with normal payroll practices.

(iii)           Covenant Not To Solicit or Compete

During the period from the date of this Agreement until one (1) year following the date on which Executive’s employment is terminated, he will not, directly or indirectly: (1) Persuade or attempt to persuade any person or entity which is or was a customer, client or supplier of the Company to cease doing business with the Company, or to reduce the amount of business it does with the Company (the terms “customer” and “client” as used in Section 7 to include any potential customer or client to whom the Company submitted bids or proposals, or with whom the Company conducted negotiations, during the term of Executive’s employment hereunder or during the twelve (12) months preceding the termination of his employment); (2) solicit for himself or any other person or entity other than the Company the business of any person or entity which is a customer or client of the Company, or was a customer or client of the Company within one (1) year prior to the termination of his employment; or (3) persuade or attempt to persuade any employee of the Company, or any individual who was an employee of the Company during the one (1) year period prior to the lawful and proper termination of this Agreement, to leave the Company’s employ, or to become employed by any person or entity other than the Company.

Mr. Zhang voluntarily received a reduced salary of approximately $48,450 and $47,520 during the fiscal year of 2013 and 2012.

Employment Agreement with Chief Financial Officer

On September 16, 2013 the Company entered into an employment agreement with Ms. Zhang was appointed the interim Chief Financial Officer effective upon signing.

(i)             Term

Unless terminated earlier as provided in Section 6 of this Agreement, this Agreement shall have a term (the “Term”) commencing as of September 16, 2013 and expiring on the date when a suitable candidate for Chief Financial Officer has been qualified and selected unless terminated by either party on not less than thirty (30) day notice prior to the expiration of the Term.

(ii)            Compensation

For his services to the Company during the Term, the Company shall pay Executive an annual salary (“Salary”) at the rate of $78,700. All Salary payments shall be payable in such installments as the Company regularly pays its employees in accordance with normal payroll practices.

(iii)           Covenant Not To Solicit or Compete

During the period from the date of this Agreement until one (1) year following the date on which Executive’s employment is terminated, he will not, directly or indirectly: (1) Persuade or attempt to persuade any person or entity which is or was a customer, client or supplier of the Company to cease doing business with the Company, or to reduce the amount of business it does with the Company (the terms “customer” and “client” as used in Section 7 to include any potential customer or client to whom the Company submitted bids or proposals, or with whom the Company conducted negotiations, during the term of Executive’s employment hereunder or during the twelve (12) months preceding the termination of his employment); (2) solicit for himself or any other person or entity other than the Company the business of any person or entity which is a customer or client of the Company, or was a customer or client of the Company within one (1) year prior to the termination of his employment; or (3) persuade or attempt to persuade any employee of the Company, or any individual who was an employee of the Company during the one (1) year period prior to the lawful and proper termination of this Agreement, to leave the Company’s employ, or to become employed by any person or entity other than the Company.

VAT Taxes Subject to Audit

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

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the statutory financial statements prepared for VAT and corporate income tax purposes the Company recognized revenue on an “invoice basis” instead of when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by customers. Accordingly, despite the fact the Company has made full tax provision in the consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The management considers it is very unlikely that the tax penalty will be imposed.

Loan Guarantees to Third Parties

The Company has acted as guarantor for bank loans granted to third parties which provide guarantees to the Company’s loans payable.

The amount of bank loans guaranteed by the Company as of December 31, 2013 was as follows:

					Principal
					repaid	Balance	Outstanding
	Term loan				through	Outstanding	interest at	Estimated
Guarantee	draw down	Date of	Interest rate	Principal of	December	at December	December	maximum
(a)	date	Expiration	per annum	the loan	31, 2013	31, 2013	31, 2013	exposure (b)

	08/27/2012	08/26/2015	11.664%	1,637,000	-	1,637,000	320,674	1,957,674
	01/12/2013	01/11/2014	8.640%	8,185,000	-	8,185,000	40,687	8,225,687
	06/08/2013	06/06/2014	6.000%	3,274,000	-	3,274,000	89,878	3,363,878
	06/29/2013	06/25/2014	11.520%	818,500	-	818,500	48,050	866,550
	10/23/2013	10/22/2014	6.000%	3,274,000	-	3,274,000	164,148	3,438,148
	10/29/2013	10/28/2014	7.800%	736,650	-	736,650	48,958	785,608
	11/25/2013	11/24/2014	6.000%	3,274,000	-	3,274,000	181,909	3,455,909

				$21,199,150	$-	$21,199,150	$894,304	$22,093,454

The amount of bank loans guaranteed by the Company as of December 31, 2012 was as follows:

					Principal
					repaid	Balance	Outstanding
	Term loan				through	Outstanding	interest at	Estimated
Guarantee	draw down	Date of	Interest rate	Principal of	December	at December	December	maximum
(a)	date	Expiration	per annum	the loan	31, 2012	31, 2012	31, 2012	exposure (b)

	01/12/2012	01/11/2013	6.588%	7,925,000	-	7,925,000	30,039	7,955,039
	03/06/2012	03/05/2013	7.216%	2,060,500	-	2,060,500	30,144	2,090,644
	06/05/2012	06/04/2013	7.930%	4,755,000	-	4,755,000	170,457	4,925,457
	06/29/2012	06/26/2013	12.096%	792,500	-	792,500	49,112	841,612
	07/16/2012	07/15/2013	7.200%	3,170,000	-	3,170,000	129,440	3,299,440
	08/27/2012	08/26/2015	11.664%	1,585,000	-	1,585,000	495,869	2,080,869
	08/31/2012	08/30/2013	6.600%	713,250	-	713,250	32,630	745,880
	09/10/2012	09/09/2013	6.000%	427,950	-	427,950	18,502	446,452
	09/20/2012	09/19/2013	6.000%	3,170,000	-	3,170,000	142,259	3,312,259
	10/26/2012	10/25/2013	6.160%	3,170,000	-	3,170,000	165,312	3,335,312
	11/23/2012	11/22//2013	6.160%	3,170,000	-	3,170,000	179,757	3,349,757

				$30,939,200	$-	$30,939,200	$1,443,521	$32,382,721

All of bank loans guaranteed by the Company at December 31, 2012 have been fully repaid by relevant third party borrowers for both principal and interest when they became due.

(a)

The Company has acted as guarantor for certain bank loans granted to third parties which in turn provided guarantees for certain bank loans to the Company. None of the Company’s directors, director nominees or executive officers is involved in normal operations or investing in the business of the third parties loan guarantors.

(b)

If third parties fail to fully repay bank loans under their contractual obligation, the Company is bound by the bank loan guarantees to make full payments including principal amounts and related accrued interest and penalties. There was no recourse provision that would enable the Company to recover from third parties of any amounts paid under bank loan guarantees and any assets held either as collateral or by third parties that the Company can obtain or liquidate to recover all or a portion of the amounts paid under the guarantees in the event of default by third parties; however, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

An analysis of the guarantee liability is as follows:

	December 31, 2013	December 31, 2012

Balance at the beginning of the reporting period	$(210,690)	$(309,858)

Guarantee expenses recognized during the period	(256,785)	(461,578)

Guarantee income recognized during the period	338,285	562,847

Foreign currency translation adjustment	(5,802)	(2,101)

Balance at the end of the reporting period	$(134,992)	$(210,690)

Note 17 – Stockholders’ Equity

Shares Authorized

Shares Authorized upon Incorporation

Upon formation the aggregate number of shares which the Corporation shall have authority to issue is 3,000,000 shares of common stock par value $0.10.

Articles of Amendment to the Articles of Incorporation

On April 15, 1978 the Company filed first Articles of Amendment with the Secretary of the State of the State of Washington to change total number of shares of Common Stock the Company is authorized to issue to Ten Million (10,000,000) shares, par value $0.05.

Shares Authorized upon Re-domicile in the State of Nevada

On May 22, 2006 the Company formed a Nevada corporation by filing the Articles of Incorporation with the Secretary of the State of the State of Nevada whereby the Company is authorized to issue is One Hundred Fifty Million (150,000,000) shares of which Fifty Million (50,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

On August 15, 2006 the Company changed its state of incorporation from Washington to Nevada by means of a merger with and into a Nevada corporation formed on May 22, 2006, solely for the purpose of effectuating the reincorporation.

2011 Stock Incentive Plan

Adoption of 2011 Stock Incentive Plan

At the annual meeting of stockholders of the Company held on September 28, 2011, the majority stockholders of the Company approved the 2011 Stock Incentive Plan (the “2011 Stock Incentive Plan”). The purpose of the 2011 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2011 Stock Incentive Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipients of any grant under the 2011 Stock Incentive Plan, and the amount and terms of a specific grant, are determined by the Board of Directors of the Company. Should any option granted or stock awarded under the 2011 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

Shares of stock issuable under the 2011 Stock Incentive Plan are available either from authorized but unissued shares or from shares reacquired by us on the open market. Subject to the adjustment provision mentioned below, the maximum number of shares of Stock available for issuance under the 2011 Stock Incentive Plan shall be 3,000,000. All of the shares of Stock available for issuance under the 2011 Stock Incentive Plan shall be available for issuance pursuant to Incentive Stock Options. To the extent shares of Stock not issued under an Option must be counted against this limit as a condition to satisfying the rules applicable to incentive stock options, such rule shall apply to the limit on incentive stock options granted under the 2011 Stock Incentive Plan. Stock issued or to be issued under the 2011 Stock Incentive Plan shall be authorized but unissued shares; or, to the extent permitted by applicable law, issued shares that have been reacquired by the Company. The maximum number of shares of Common Stock that may be subject to Awards (denominated in shares of Stock) to any one Grantee during any calendar year shall not exceed 100,000. If an Award is denominated in shares of Stock but an equivalent value of cash is paid in lieu of shares, the foregoing limit shall be applied to the shares based on the methodology used by the Committee to convert the shares to cash. For any awards that are stated with reference to a specified dollar limit, the maximum amount that may be paid to any one Grantee with respect to a 12 month performance period shall equal to the dollar equivalent of the number of shares that can be awarded to any one Grantee during a 12-month performance period (prorated up or down for performance periods that are greater or lesser than 12 months). If a SAR is granted in tandem with an Option, the SAR and the Option are considered one Award.

Summary of the Company’s Amended 2011 Stock Incentive Plan Activities

The Board of Directors of the Company did not grant any stock option or stock appreciation right under its 2011 Stock Incentive Plan as of the date when the financial statements were issued for the reporting period ended December 31, 2013 or 2012.

As of December 31, 2013, there were 3,000,000 shares of common stock remaining available for issuance under the 2011 Stock Incentive Plan.

Statutory and Other Reserves

Statutory Surplus Reserve and Common Welfare Fund

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

Other Reserve

Before the reorganization, a former subsidiary of Refractories, Gongyi GengSheng Refractories Co., Ltd. was entitled to a special tax concession (“Tax Concession”) because it employed the required number of disabled staff according to the relevant PRC tax rules. In particular, this Tax Concession exempted the subsidiary from paying enterprise income tax. However, these tax savings can only be used for future development of its production facilities or welfare matters, and cannot be distributed as cash dividends. Accordingly, the same amount of tax savings was set aside and taken to special reserve which is not available for distribution. This reserve as maintained by the subsidiary has been combined into Refractories upon the reorganization and is subject to the same restrictions in its usage.

As of December 31, 2013, the Company had $8,241,559 statutory and other special reserves established and segregated in the retained earnings.

Note 18 – Income Tax Provision

United States Income Tax

The Company is incorporated in the United States of America (“U.S.”) and is subject to U.S. tax laws. No income tax provision has been made as the Company has no U.S. taxable income for the reporting periods. The applicable statutory income tax rate is 34% for the reporting periods. The Company has not provided deferred tax on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2013, as it is the Company's current policy to reinvest these earnings in non-U.S. operations.

BVI Income Tax

GengSheng International and Smarthigh were incorporated in the BVI and are not subject to income tax under the current laws of the BVI.

PRC Income Tax

The Company’s PRC subsidiaries are governed by and file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “PRC New CIT Law”), effective January 1, 2008. Under the PRC New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%. Enterprises that are currently entitled to exemptions for a fixed term will continue to enjoy such treatment until the exemption term expires. Preferential tax treatment will continue to be granted to industries and projects that qualify for such preferential treatments under the new tax law.

Income Tax Provision in the Consolidated Statements of Operations and Comprehensive Income (Loss)

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision for PRC subsidiaries is as follows:

	For the Reporting	For the Reporting
	Period Ended	Period Ended
	December 31, 2013	December 31, 2012

Refractories (i)	15.0%	15.0%

High-Temperature (i)	15.0%	15.0%

Duesail (i) (ii)	15.0%	12.5%

Prefecture	25.0%	25.0%

Micronized	25.0%	25.0%

Yuxing	25.0%	25.0%

(i)

The PRC New CIT Law grants preferential tax treatment to High and New Technology Enterprises (“NHTEs”). Under this preferential tax treatment, NHTEs can enjoy a preferential income tax rate of 15% for three years upon approval which can be extended after initial certification. Both Refractories and High-Temperature were certified as NHTE by relevant PRC government body in 2011 and was subject to preferential enterprise income tax rate of 15% starting from year 2011 for three years due to its engagement in an advanced technology industry. Duesail was certified as NHTE by relevant PRC government body in 2012 and was subject to preferential enterprise income tax rate of 15% starting from year 2013 for three years due to its engagement in an advanced technology industry.

(ii)

Entities entitled to a tax holiday in which they are fully exempted from the PRC enterprise income tax for two years starting from their first profit-making year after netting off accumulated tax losses, followed by a 50% reduction in the PRC enterprise income tax for the next three years (“tax holidays”). Any unutilized tax holidays will continue until expiration while tax holidays were deemed to start from January 1, 2008, even if the entity was not yet making profit after netting off its accumulated tax losses. 2012 was Duesail’s last (fifth) year of tax holidays.

During the year ended December 31, 2013 and 2012, the amounts of benefit from the tax holiday and tax concession were $155,725 and $99,218 and the effect on net loss per common share – basic and diluted were $0.006 and $0.004, respectively.

Income Tax Provision

The components of the aggregate PRC income tax provision are as follows:

	For the	For the
	Reporting	Reporting
	Period ended	Period ended
	December 31,	December 31,
	2013	2012
Income tax provision - current	$233,587	$291,588

Income tax provision – deferred	57,753	200,701

	$291,340	$492,289

Note 19 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2013, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured; however, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales		Accounts Receivable
	for the Reporting Period Ended		At
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

PetroChina Changqing Oil Field	18.2%	3.1%	3.3%	-%

Jilin Petroleum Group Company Ltd.	1.4%	12.3%	0.4%	4.9%

Shandong Steel Co., Ltd. Rizhao Subsidiary	9.0%	11.7%	3.1%	5.5%

	28.6%	27.1%	6.8%	10.4%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 20 - Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC, which may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies since 1980, no assurance can be given that the PRC Government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions; nor that the PRC government’s pursuit of economic reforms will be consistent or effective.

Interest Risk

Substantially all of the Company’s operations are carried out in the PRC. The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition.

Currency Convertibility Risk

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. Under China’s Foreign Exchange Currency Regulation and Administration, the Company is permitted to exchange RMB for foreign currencies through banks authorized to conduct foreign exchange business. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices and signed contracts.

Foreign Currency Exchange Rate Risk

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant volatility of the RMB against the U.S. Dollar.

Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position reported in U.S. Dollar.

The Company had no foreign currency hedges in place to reduce such exposure for the year ended December 31, 2013 or 2012.

Note 21 – Segment Reporting

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

	Refractories		Industrial ceramic		Fracture proppant		Fine precision abrasives		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Revenue from external customers	$33,130,518	$38,877,865	$1,096,224	$1,802,386	$22,748,958	$24,516,603	$3,905,677	$8,337,973	$60,881,377	$73,534,827
Interest income	640,126	550,913	38	74	180,626	261,725	360,539	-	1,181,329	812,711
Interest expenses	5,024,944	4,244,148	8,876	1,966	1,245,408	1,456,920	1,464,421	1,597,118	7,743,649	7,300,152
Depreciation	769,555	735,391	122,203	115,394	1,290,885	1,217,880	992,952	972,992	3,175,595	3,041,657
Amortization	18,073	42,762	5,325	5,223	18,653	132,600	44,884	48,913	86,935	229,498

Segment (loss) Profit	(10,574,352)	(8,376,074)	(575,240)	(512,232)	(2,044,388)	1,309,176	(4,180,843)	(5,234,674)	(17,374,823)	(12,813,804)

Segment assets	68,847,030	80,170,355	3,460,712	3,778,461	40,456,779	44,524,087	28,011,885	31,709,484	140,776,406	160,182,387
Capital expenditure	$-	$1,897,177	$-	$27,540	$2,029,633	$715,830	$210,294	$132,692	$2,239,927	$2,773,239

Segment information by products for the years ended December 31, 2013 and 2012

								Fine
	Monolithic		Pre-cast	Ceramic	Ceramic	Wearable	Fracture	Precision
	materials[1]	Mortar	roofs	tubes[2]	cylinders[3]	ceramic valves	proppant	Abrasives	Total
Year ended December 31, 2013
Revenue	$20,604,539	1,799,421	$10,726,558	$985,564	$75,346	$35,314	$22,748,958	$3,905,677	$60,881,377

Year ended December 31, 2012
Revenue	$23,154,143	715,221	$15,008,501	$1,408,738	$338,480	$55,168	$24,516,603	$8,337,973	$73,534,827

1.	Castable, coating, and dry mix materials & low-cement and non-cement castables generally refer as Monolithic materials.
2.	Ceramic plates, tubes, elbows, and rollers generally refer as Ceramic tubes.
3.	Ceramic cylinders and plugs comprehensively refer to Ceramic cylinders.

Note 22 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014

CHINA GENGSHENG MINERALS, INC.

/s/ Shunqing Zhang
Shunqing Zhang
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Shunqing Zhang	Chief Executive Officer, President and Chairman	April 15, 2014
Shunqing Zhang	(Principal Executive Officer)

/s/ Weina Zhang	Interim Chief Financial Officer	April 15, 2014
Weina Zhang	(Principal Financial and Accounting Officer)

/s/ Jingzhong Yu	Director	April 15, 2014
Jingzhong Yu

/s/ Ningsheng Zhou	Director	April 15, 2014
Ningsheng Zhou

/s/ Hsin-I Lin	Director	April 15, 2014
Hsin-I Lin

/s/ Jeffrey Friedland	Director	April 15, 2014
Jeffrey Friedland